Form 10-Q
period 1998-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 1998-06-09
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

                         Commission File Number: 0-24077

                         Mobius Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                             13-3078745
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification Number)



                     120  Old  Post  Road,  Rye,  New  York  10580  (Address  of
               principal executive offices) (zip code)


                                 (914) 921-7200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |X|


Number of shares outstanding of the issuer's common stock as of June 8, 1998

                 Class                          Number of Shares Outstanding

 Common Stock, par value $0.0001 per share                 17,694,000

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX

                                                                          Page
PART I      FINANCIAL INFORMATION                                        Number


            Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 1997 and March 31, 1998
              Consolidated Statements of Operations
                Three and nine months ended March 31, 1997 and 1998
              Consolidated Statements of Cash Flows
                Nine months ended March 31, 1997 and 1998
              Notes to Consolidated Interim Financial Statements

            Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations

            Item 3.  Quantitative and Qualitative Disclosures
                                 About Market Risk

PART II     OTHER INFORMATION

                 Item 1.  Legal Proceedings

                 Item 2.  Changes in Securities and Use of Proceeds

                 Item 3.  Defaults Upon Senior Securities

                 Item 4.  Submission of Matters to a Vote of
                                 Securities Holders

                 Item 5.  Other Information

                 Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                      March 31,
                                                        June 30,        1998
                                                          1997      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $  5,672     $  9,669
     Accounts receivable, net of allowance
          for doubtful accounts of $308, and
          $503 respectively                               7,793        3,142
     Software license installments, current portion       4,615        5,756
     Other current assets                                   474        1,941
                                                        -------       ------
              Total current assets                       18,554       20,508
Software license installments,
     non-current portion, net of allowance for
     doubtful accounts of $413 and $722 respectively      7,871       12,409
Property and equipment, net                               1,990        2,583
Other assets                                                 87          101
                                                       --------     --------
              Total assets                             $ 28,502     $ 35,601
                                                       ========     ========

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses             $  6,593      $ 4,304
     Deferred maintenance revenue                         7,494       10,416
     Deferred income taxes                                1,551        1,753
     Other liabilities                                      134          205
                                                         ------       ------
              Total current liabilities                  15,772       16,678
Deferred maintenance revenue,
     non-current portion                                  3,661        5,619
Deferred income taxes                                     1,420        2,651
Capital lease obligations, less current portion              95           52
Convertible preferred stock, $.01 par
     value; 40,910 shares outstanding                    11,898       12,000
Stockholders' equity (deficit):
     Common  stock  $.0001  par  value;  authorized
       40,000,000  shares;  issued 15,000,000 and
       15,000,000, shares respectively; outstanding,
       10,909,000, and 10,909,000 shares, respectively        1            1
     Additional paid-in capital                               -        2,718
     Deferred compensation                                    -       (2,405)
     Retained earnings                                    7,636       10,255
     Cumulative foreign currency
       translation adjustment                                19           32
     Treasury stock, at cost, 4,091,000
       and 4,091,000 shares, respectively               (12,000)     (12,000)
                                                        -------      -------
         Total stockholders' equity (deficit)            (4,344)      (1,399)
                                                        -------      -------
Total liabilities, preferred stock
       and stockholders' equity                        $ 28,502     $ 35,601
                                                       ========     ========



          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)



                                               Three months Ended           Nine months Ended
                                                    March 31,                   March 31,
                                                1997         1998          1997         1998

Revenues:
     Software license revenues                $ 5,237       $ 8,075      $15,476      $22,368
     Maintenance and other revenues             4,087         4,816       11,246       13,594
                                               ------        ------       ------       ------
         Total revenues                         9,324        12,891       26,722       35,962

Costs of revenues:
     Software license revenues                    276           217          804          895
     Maintenance and other revenues               751           866        2,192        2,420
                                                -----         -----        -----        -----
         Total costs of revenues                1,027         1,083        2,996        3,315

Gross profit                                    8,297        11,808       23,726       32,647

Operating expenses:
     Sales and marketing                        5,255         6,566       14,435       17,363
     Research and development                   1,533         1,975        4,343        5,525
     General and administrative                 1,136         1,740        3,047        4,744
     Stock compensation expense                     -           313            -          313
                                                -----        ------       ------       ------
         Total operating expenses               7,924        10,594       21,825       27,945

Income from operations                            373         1,214        1,901        4,702

License and other interest income                 223           541          551        1,373
Interest expense                                   (4)           (3)         (15)          (9)
Foreign currency transaction losses                (8)           (5)          (7)         (11)
                                                -----         -----        -----        -----
Income before income taxes                        584         1,747        2,430        6,055
Provision for income taxes                        354           979        1,397        3,334
Accretion on Preferred Stock                       --            --            -          102
                                                -----         -----        -----        -----
Net income available to common stock            $ 230         $ 768       $1,033       $2,619
                                                =====         =====       ======       ======

Basic earnings per share                      $  0.02       $  0.07      $  0.07      $  0.24
Basic weighted average shares
     outstanding                               15,000        10,909       15,000       10,909

Diluted earnings per share                    $  0.01       $  0.05      $  0.07      $  0.16
Diluted weighted average
     shares outstanding                        15,853        16,435       15,350       16,277

Pro forma data (unaudited):
     Pro forma basic earnings
         per share                                                                    $  0.17
     Pro forma basic weighted
         average shares outstanding                                                    15,080
     Pro forma diluted earnings
         per share                                                                    $  0.16
     Pro forma diluted weighted
         average shares outstanding                                                    16,321



                See accompanying notes to consolidated financial statements.



                                                         MOBIUS MANAGEMENT SYSTEMS, INC.
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (Unaudited,in thousands, except share data)



                                                                                     Cumulative
                                                                                      Foreign                           Total
                                                  Additional                          Currency                      Stockholders'
                                  Common  Stock   Paid in       Deferred   Retained Translation  Treasury  Stock       Equity
                                  Shares  Amount   Capital    Compensation Earnings  Adjustment    Shares  Amount     (Deficit)

Balance at June 30, 1997      10,909,000  $  1       $   -          $ -     $7,636       $19    4,091,000 $(12,000)   $(4,344)
Net  Income                            -     -           -            -      2,619         -            -        -      2,619
Unrealized translation gain            -     -           -            -          -        13            -        -         13
Deferred compensation                  -     -       2,718       (2,718)         -         -            -        -          -
Amortization of deferred
    compensation                       -     -           -          313          -         -            -        -        313
                              -------------------------------------------------------------------------------------------------
Balance at March 31, 1998     10,909,000  $  1      $2,718      $(2,405)   $10,255       $32    4,091,000 $(12,000)   $(1,399)
                              =================================================================================================


          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                         Nine Months Ended
                                                              March 31,
                                                         1997           1998

Cash flows from operating activities:
  Net income                                            $1,033          $2,619
Adjustments to reconcile net
  income to net cash provided
  by operating  activities:
   Deferred income taxes                                   962           1,433
   Depreciation and amortization                           220             508
   Stock compensation expense                                -             313
   Accretion of Preferred Stock                              -             102
   Change in operating assets
      and liabilities:
      Accounts receivable, net                             151           4,651
      Software license installments                     (3,098)         (5,679)
      Other assets                                      (1,149)         (1,481)
      Accounts payable and accrued expenses                 50          (2,289)
      Other liabilities                                   (172)             71
      Deferred maintenance revenue                       2,933           4,880
                                                         -----           -----
          Total adjustments                               (103)          2,509
                                                         -----           -----
          Net cash provided by operating activities        930           5,128

Cash flows used in investing activities:
   Capital expenditures                                   (589)         (1,101)
Cash flows used in financing activities:
   Payments on capital lease obligations                  (135)            (43)
Effect of exchange rate changes on
   cash and cash equivalents                                38              13
                                                         -----           -----
Net change in cash and cash equivalents                    244           3,997
Cash and cash equivalents at beginning
   of period                                             4,447           5,672
                                                         -----           -----
Cash and cash equivalents at end of period              $4,691          $9,669
                                                         =====           =====
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
      Interest                                         $    15          $    9
      Income taxes                                      $1,259          $1,804

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Mobius Management Systems, Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997 and the six months ended December 31, 1997, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 27, 1998.

These financial statements include all adjustments (consisting of normal recurring adjustments) which management believes to be necessary for the fair presentation of the financial position, results of operations and changes in cash flow for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ.

(2) Earnings Per Share

   Effective December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Such dilutive instruments include stock options, the conversion of Series A Convertible Preferred Stock, and the conversion of the Class A Non-Voting Common Stock.

   The following is a reconciliation of the numerators and denominators for the basic and diluted EPS calculations (in thousands, except per share data):

                                             Three Months Ended March 31,
                                       1997                            1998
                       ---------------------------------------------------------------------
                           Net        Shares      Per       Net       Shares         Per
                         Income                  Share    Income                    Share
                       (Numerator) (Denominator) Amount (Numerator)(Denominator)    Amount

Basic EPS:
Net income                $230                             $768
                          ====                             ====
Weighted average
 shares outstanding                     15,000                          10,909
Basic EPS                                        $0.02                              $0.07
                                                 =====                              =====
Diluted EPS:
Net income                $230                             $768
                          ====                             ====
Dilutive effect of
convertible securities                       -                           4,171
Dilutive effect of
 stock options                             853                           1,355
                                        ------                          ------
Diluted EPS                             15,853   $0.01                  16,435      $0.05
                                        ======   =====                  ======      =====



                                                         Nine Months Ended March 31,
                                               1997                                        1998
                             ------------- -------------- -----------    ------------ --------------- ----------
                                 Net                         Per             Net                         Per
                                Income        Shares        Share          Income        Shares         Share
                             (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)     Amount

Basic EPS:
Net income                      $1,033                                     $2,619
                                ======                                     ======
Weighted average
shares outstanding                             15,000                                     10,909
Basic EPS                                                   $0.07                                       $0.24
                                                            =====                                       =====
Diluted EPS:
Net income                      $1,033                                     $2,619
                                ======                                     ======
Dilutive effect of
convertible securities                             -                                       4,127
Dilutive effect of
 stock options                                   350                                       1,241
                                              ------                                      ------
Diluted EPS                                   15,350        $0.07                         16,277        $0.16
                                              ======        =====                         ======        =====


(3)  Property and Equipment

         Property and equipment consist of the following (in thousands):

                                                         March 31,
                                                           1998

         Furniture, fixtures and office equipment         $ 1,145
         Computer equipment                                 3,525
         Leasehold improvements                               421
                                                            -----
                                                            5,091
         Less accumulated depreciation and amortization    (2,508)
                                                            -----
         Property and equipment, net                      $ 2,583
                                                            =====

     Depreciation and amortization expense on property and equipment, including capital leases, was $962,000 and $1,433,000 for the nine month periods ended March 31, 1997 and March 31, 1998, respectively.

(4)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                           March 31,
                                                             1998

         Accounts payable                                  $  737
         Compensation and related benefits                  1,729
         Royalty payable                                      905
         Other                                                932
                                                            -----
                                                           $4,303
                                                            =====

(5)  Common Stock

         The Board of Directors authorized a 100-to-one stock split of the Company's common stock. All common share and per share amounts have been retroactively adjusted in the accompanying consolidated financial statements to reflect the stock split.

(6)  Stock Incentive Plan

In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the Company's Initial Public Offering ("IPO") range. As a result, and assuming that all such options vest in accordance with their terms, the Company expects to incur total compensation expense of approximately $2,718,000, which will be amortized over the respective option holders' service periods. For the three and nine months ended March 31, 1998, $313,000 of compensation expense was recognized.


(7)  Initial Public Offering

In April 1998, the Company sold 2,500,000 shares of common stock at a price of $14.50 per share in the IPO. The net proceeds to the Company were $33,112,500 after deducting the underwriting discount and estimated offering expenses payable by the Company. As a result of the IPO, the Company's outstanding Series A Convertible Stock and Class A Non-Voting Common Stock were converted into an aggregate of 4,171,000 shares of Common Stock.

(8)  Pro forma Earnings Per Share (unaudited)

         Pro forma basic earnings per share is calculated by dividing income available to common stockholders by the pro forma weighted average number of common shares outstanding for the period. Pro forma diluted earnings per share is calculated by dividing income available to common stockholders by the pro forma weighted average number of common shares and potential common shares outstanding for the period. Both the pro forma basic and diluted weighted average shares include the conversion of the Series A Convertible Preferred Stock and the Class A Non-Voting Common Stock into Common Stock. The following is a reconciliation of the numerators and denominators for the pro forma basic and pro forma diluted EPS calculation (in thousands, except per share data):

                                                       Nine Months Ended
                                                        March 31, 1998
                                                     Net                   Per
                                                   Income      Shares     Share
                                                 (Numerator)(Denominator) Amount
Pro forma basic EPS:
   Net income                                      $2,619
                                                   ======
Weighted average shares outstanding                            10,909
Common shares expected to be issued for
   conversion of Preferred Stock                                4,091
Common shares expected to be issued for
   conversion of Class A Non-Voting Common Stock                   80
                                                               ------
Pro forma basic EPS                                            15,080     $0.17
                                                                          =====
Pro forma diluted EPS
   Net income                                      $2,619
                                                   ======
   Dilutive effect of stock options                             1,241
                                                               ------
Pro forma diluted EPS                                          16,321     $0.16
                                                               ======     =====

         If the assumed conversion of the Series A Convertible Preferred Stock and the Class A Non-Voting Common Stock into Common Stock had occurred as of March 31, 1998, total stockholder's equity would have increased to $10,601,000.

         The pro forma basic and diluted earnings per share giving effect to the 2,500,000 shares in the offering would be $0.14 for the nine months ended March 31, 1997 based on the pro forma basic and diluted weighted average shares outstanding of 18,821,000 for the nine months ended March 31, 1997.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included in the Company's registration statement on Form S-1 dated April 27, 1998. Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, overall econcomic and business conditions, the demand for the Company's goods and services, and technological advances and competitive factors in the markets in which the Company competes. These risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including its registration statement on Form S-1 dated April 27, 1998. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

Overview

         The Company is a leading provider of enterprise software products designed to optimize the storage, retrieval and presentation of large volumes of transactional information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and governmental entities use the Company's products to facilitate customer service and other mission-critical functions. Founded in 1981, the Company provided information storage, retrieval and presentation products and support, as well as consulting services throughout its first decade. In 1991, the Company decided to focus primarily on developing and marketing software products and, as a result, sold its consulting services business.

Results of Operations

         The  following  table  sets  forth  certain  items  from the  Company's
Consolidated Statement of Income as a percentage of total revenues for the periods indicated:

                                            Three Months         Nine Months
                                                Ended               Ended
                                              March 31,            March 31,
                                         1997       1998       1997        1998
                                                       (Unaudited)

Revenues:
  Software license revenues             56.2%       62.6%     57.9%        62.2%
  Maintenance and other revenues        43.8        37.4      42.1         37.8
                                       -----       -----     -----        -----
         Total revenues                100.0       100.0     100.0        100.0
Costs of revenues:
  Software license revenues              3.0         1.7       3.0          2.5
  Maintenance and other revenues         8.0         6.7       8.2          6.7
                                        ----        ----      ----         ----
         Total costs of revenues        11.0         8.4      11.2          9.2

Gross profit                            89.0        91.6      88.8         90.8
Operating expenses:
  Sales and marketing                   56.4        51.0      54.0         48.3
  Research and development              16.4        15.3      16.3         15.4
  General and administrative            12.2        13.5      11.4         13.2
  Stock compensation expense             -           2.4       -            0.9
                                        ----        ----      ----         ----
         Total operating expenses       85.0        82.2      81.7         77.8

Income from operations                   4.0         9.4       7.1         13.0
License and other interest income        2.3         4.2       2.0          3.8
                                        ----        ----      ----         ----
Income before income taxes               6.3        13.6       9.1         16.8
Provision for income taxes               3.8         7.6       5.2          9.2
Accretion on Preferred Stock               -           -         -          0.3
                                        ----        ----      ----         ----
Net income available to common stock     2.5%        6.0%      3.9%         7.3%
                                        ====        ====      ====         ====



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

         Revenues. Total revenues, consisting principally of software license revenues and maintenance and other revenues, increased 38.3% from $9.3 million in the first three months of fiscal 1997 to $12.9 million in the first three months of fiscal 1998. Domestic revenues increased 40.3% from $8.4 million in the first three months of fiscal 1997 to $11.8 million in the same period in fiscal 1998. International revenues increased 20.3% from $946,000 in the first three months of fiscal 1997 to $1.1 million in the same period in fiscal 1998.

         Software license revenues increased 54.2% from $5.2 million in the first three months of fiscal 1997 to $8.1 million in the comparable period of fiscal 1998. The increase was primarily attributable to increased sales of the ViewDirect and DocumentDirect products.

         Maintenance and other revenues increased 17.8% from $4.1 million for the first three months of fiscal 1997 to $4.8 million in the first three months of fiscal 1998. The increase was primarily attributable to the growth of the number and size of software licenses covered by maintenance contracts. Other revenues for both periods were not significant.

         Costs of Revenues. Costs of license revenues consist primarily of royalties and sublicense fees. The costs of license revenues decreased 21.4% from $276,000 in the first three months of fiscal 1997 to $217,000 in the comparable period of fiscal 1998, representing 5.3% and 2.7%, respectively, of license revenues in those periods. The decrease in the costs of license revenues was primarily related to a decrease in the royalty fees for the INFOPAC-TapeSaver product.

         Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance revenues increased 15.3% from $751,000 in the first three months of fiscal 1997 to $866,000 in the first three months of fiscal 1998, representing 18.4% and 18.0% of maintenance revenues, respectively. The increase in the costs of maintenance and other revenues is primarily attributable to increased staffing, bad debt reserves and personnel related costs.

         Operating Expenses. Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, bonus and travel and entertainment costs. Sales and marketing expenses also include the cost of branch sales offices, marketing and promotional materials and advertising. Sales and marketing expenses increased 24.9% from $5.3 million in the first three months of fiscal 1997 to $6.6 million in the comparable period of fiscal 1998. This increase was primarily attributable to increased commissions and the cost of travel and entertainment associated with increased revenues and expenses for additional sales staff and personnel related costs, offset by a decrease in subcontractor fees.

         Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 28.8% from $1.5 million in the first three months of fiscal 1997 to $2.0 million in the comparable period of fiscal 1998. The increase is primarily attributable to increased staffing and personnel-related costs. The Company believes that a significant level of research and development expenses will be required to maintain its competitive position in the future.

         General and administrative expenses primarily consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 53.2% from $1.1 million in the first three months of fiscal 1997 to $1.7 million in the comparable period of fiscal 1998. The increase primarily reflects additional personnel related costs as a result of the Company's expanded operations. The Company expects general and administrative expenses to increase in fiscal 1998 as a result of the costs associated with the regulatory and communication requirements applicable to public companies.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income consists primarily of the portion of license payments under installment contracts allocated by the Company to interest based on a discount rate. License and other interest income increased from $223,000 in the first three months of fiscal 1997 to $541,000 in the comparable period of fiscal 1998 as a result of the larger balances of software license installments.

         Interest expense consists primarily of costs associated with the Company's capital lease obligations. Foreign currency transaction losses consist of income or expenses associated with the valuation of the Company's non-dollar denominated assets held by its foreign subsidiaries. Both interest expense and foreign currency transaction losses were not material in the third quarter of each of fiscal years 1997 and 1998.

         Provision for Income Taxes. The provision for income taxes was $354,000 for the first three months of fiscal 1997 and $979,000 for the comparable period of fiscal 1998. The effective tax rates for these respective periods were 60.6% and 56.0%. The difference between these rates and the applicable statutory rates is primarily attributable to the unrecognized tax benefit related to operating losses of the Company's foreign subsidiaries.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1998

         Revenues. Total revenues, consisting principally of software license revenues and maintenance and other revenues, increased 34.6% from $26.7 million in the first nine months of fiscal 1997 to $36.0 million in the first nine months of fiscal 1998. Domestic revenues increased 33.2% from $24.1 million in the first nine months of fiscal 1997 to $32.1 million in the same period in fiscal 1998. International revenues increased 47.1% from $2.6 million in the first nine months of fiscal 1997 to $3.9 million in the same period in fiscal 1998.

         Software license revenues increased 44.5% from $15.5 million in the first nine months of fiscal 1997 to $22.4 million in the comparable period of fiscal 1998. The increase was primarily attributable to increased sales of the ViewDirect and DocumentDirect products and, to a lesser extent, the INFOPAC- ABS product and DocuAnalyzer.

         Maintenance and other revenues increased 20.9% from $11.2 million for the first nine months of fiscal 1997 to $13.6 million in the first nine months of fiscal 1998. The increase was primarily attributable to the growth of the installed base of customers with maintenance contracts, and, to a lesser extent, increases in the fees charged by the Company. Other revenues for both periods were not significant.

         Costs of Revenues. Costs of license revenues consist primarily of royalties and sublicense fees. The costs of license revenues increased 11.3% from $804,000 in the first nine months of fiscal 1997 to $895,000 in the comparable period of fiscal 1998, representing 5.2% and 4.0%, respectively, of license revenues in those periods. The increase in the costs of license revenues was primarily related to increased sales of DocuAnalyzer, which require the Company to pay third party royalty fees.

         The costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance revenues increased 10.4% from $2.2 million in the first nine months of fiscal 1997 to $2.4 million in the first nine months of fiscal 1998, representing 19.5% and 17.8% of maintenance revenues, respectively. The increase in the costs of maintenance and other revenues is primarily attributable to increased staffing and personnel-related costs.

         Operating Expenses. Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of the Company's products, including salaries, commissions, bonus and travel and entertainment. Sales and marketing expenses also include the cost of branch sales offices, bad debts, marketing and promotional materials, tradeshows and advertising. Sales and marketing expenses increased 20.3% from $14.4 million in the first nine months of fiscal 1997 to $17.4 million in the comparable period of fiscal 1998. This increase was primarily attributable to increased commissions and travel and entertainment expenses associated with increased revenues and expenses for additional sales staff and personnel related costs, offset by a decrease in subcontractor expenses.

         Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 27.2% from $4.3 million in the first nine months of fiscal 1997 to $5.5 million in the comparable period of fiscal 1998. The increase is primarily attributable to increased staffing and personnel related costs. The Company believes that a significant level of research and development expenses will be required to maintain its competitive position in the future.

         General and administrative expenses primarily consist of personnel costs related to management, accounting, human resources, network services,administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 55.7% from $3.0 million in the first nine months of fiscal 1997 to $4.7 million in the comparable period of fiscal 1998. The increase primarily reflects additional personnel related costs as a result of the Company's expanded operations. The Company expects general and administrative expenses to increase in fiscal 1998 as a result of the costs associated with the regulatory and communication requirements applicable to public companies.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income consists primarily of the portion of license payments under installment contracts allocated by the Company to interest based on a discount rate. License and other interest income increased from $551,000 in the first nine months of fiscal 1997 to $1.4 million in the comparable period of fiscal 1998 as a result of larger balance of software license installments.

         Interest expense consists primarily of costs associated with the Company's capital lease obligations. Foreign currency transaction losses consist of income or expenses associated with the valuation of the Company's non-dollar denominated assets held by its foreign subsidiaries. Both interest expense and foreign currency transaction losses were not material in the first nine months of each of fiscal years 1997 and 1998.

         Provision for Income Taxes. The provision for income taxes was $1.4 million for the first nine months of fiscal 1997 and $3.3 million for the comparable period of fiscal 1998. The effective tax rates for these respective periods were 57.5% and 55.1%. The difference between these rates and the applicable statutory rates is primarily attributable to the unrecognized tax benefit related to operating losses of the Company's foreign subsidiaries.

Liquidity and Capital Resources

         Since its inception, the Company has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of March 31, 1998, the Company had cash and cash equivalents of $9.7 million, an increase of $4.0 million from the $5.7 million held at June 30, 1997.

         Net cash provided by operating activities was $930,000 and $5.1 million in the first nine months of fiscal 1997 and 1998, respectively. The Company's cash position was improved by diligent collection efforts, resulting in lower accounts receivable per dollar of revenue, offset by the increase in software license installments. Software license installments, which, in total, increased 45.5% to $18.2 million at the nine months ended March 31, 1998 represent payments due from customers for license fees that are paid over the term of the installment agreement. These payments are typically made over 3-5 year terms. Since payments are made over multiple reporting periods, software license installments will increase with the increase in license revenue if the percentage of licenses sold on this basis remains relatively stable, as it has over the past 3 years.

         The Company's cash position has also benefited from increases in deferred maintenance revenue, which in total, has increased 43.7% to $16.0 million for the nine months ended March 31, 1998. Deferred maintenance revenue represents the unrecognized portion of maintenance billings and the unrecognized portion of maintenance revenue unbundled from customer license agreements which are recognized ratably over the term of the agreement, or the first year of the license agreement. These increases are primarily due to increases in license fees, the increase in the number of customers covered by maintenance agreements and, to a lesser extent, increases in the fees charged to customers for maintenance.

         Cash used in investing activities, consisting of capital expenditures for the purchase of computer equipment and software used in product development and customer support, was $589,000 and $1.1 million in the first nine months of fiscal 1997 and 1998, respectively.

     Cash used in financing activities, consisting of repayment of capital lease obligations, was $135,000 and $43,000 for the first nine months of fiscal 1997 and 1998, respectively.

         The Company currently has a $5.0 million line of credit for working capital purposes secured by certain assets of the Company. The line of credit requires the Company to maintain certain financial ratios and provides for certain negative covenants by the Company including, among others, restrictions, subject to the qualifications and limitations contained therein, on the Company's ability to (i) dispose of a substantial part of its business or property; (ii) change its business; (iii) materially change the Company's ownership or management; (iv) merge or consolidate with any other business organization, or acquire all or substantially all of the capital stock or property of another person; (v) incur any indebtedness or encumbrances, other than indebtedness or encumbrances specifically permitted by the line of credit; and (vi) make any other distribution with respect to any capital stock of the Company. The line of credit expires on October 20, 1998.

        In April 1998, the Company sold 2,500,000 shares of common stock at a price of $14.50 per share in the IPO. The net proceeds to the Company was $33,112,500 after deducting the underwriting discount and estimated offering expenses payable by the Company.

         The Company believes that the net proceeds from the IPO, combined with its existing cash balances, its line of credit and cash flows expected from future operations, will be sufficient to meet the Company's capital requirements for at least 12 months.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On February 25, 1998, in a Written Consent in lieu of a meeting of the stockholders of the Company, a majority of the holders of the then outstanding securities of the Company approved: (i) the Second Amended and Restated
Certificate of Incorporation of the Company; (ii) the Amended and Restated By-laws of the Company; (iii) the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") and the reservation of 300,000 shares of Common Stock which may be issued thereunder; (iv) the Company's 1998 Executive Compensation Plan; (v) the Company's 1998 Director Incentive Plan (the "Director's Plan") and the reservation of 250,000 shares of Common Stock which may be issued thereunder; and (vi) the amendment to the Company's 1996 Stock Incentive Plan (the "Incentive Plan") which, (a) increased the maximum number of shares of Common Stock authorized for issuance thereunder from 3,000,000 to 3,480,000, (b) reserved an additional 480,000 shares of Common Stock for issuance thereunder, and ( c ) increased the number of shares the Board of Directors of the Company is authorized to add to the Incentive Plan on an annual basis from 1% to 3% of the then outstanding shares of Common Stock.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit
  No.                    Description


3.1* Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2*    Form of Amended and Restated By-Laws of the Registrant.
4.1*    Specimen certificate representing the Common Stock
27      Financial Data Schedule

     * Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-47117) and incorporated herein by reference.


(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June  9, 1998

                                   MOBIUS MANAGEMENT SYSTEMS, INC.

                                   By: /s/ E. Kevin Dahill
                                           E. Kevin Dahill
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                Description                                       Page no.


3.1* Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2*     Form of Amended and Restated By-Laws of the Registrant.
4.1*     Specimen certificate representing the Common Stock
27       Financial Data Schedule

*  Filed as an exhibit to the Registration Statement on Form S-1
   (File No. 333-47117) and incorporated herein by reference.