Form 10-Q/A
period 1998-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 1998-09-15
CIK 1025148

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q
                                    ---------

[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER: 0-24077

                         MOBIUS MANAGEMENT SYSTEMS, INC.
             (Exact name of Registrant as Specified in Its Charter)



                  DELAWARE                                   13-3078745
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

             120 OLD POST ROAD                                  10580
               RYE, NEW YORK                                 (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (914) 921-7200
                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [ ]   No [X]

         As of June 8, 1998, the registrant had 17,694,000 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q of Mobius Management Systems, Inc. is filed solely for the purpose of providing the information required by Item 2 of Part II to Form 10-Q which was inadvertently omitted.

                          Part II -- Other Information

Item 2 . Changes in Securities and Use of Proceeds

On April 27, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47117). Pursuant to this Registration Statement, on May 1, 1998, the Company completed the initial public offering of 3,752,000 shares of common stock at an initial public offering price of $14.50 per share (the "Offering"). The Offering included 1,252,000 shares sold by certain stockholders of the Company, of which 452,000 shares were sold pursuant to the exercise of the underwriters' overallotment option. The Offering was managed by Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC and BancAmerica Robertson Stephens. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $33 million net of offering costs of approximately $700,000. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. To date, the Company has not used any of the proceeds of the Offering. The proceeds are currently invested in short-term, investment-grade, interest-bearing securities.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOBIUS MANAGEMENT SYSTEMS, INC.


                                       By: /s/ E. Kevin Dahill
                                       -----------------------

                                       E. Kevin Dahill
                                       Vice President, Finance, Chief Financial
                                       Officer & Treasurer

Dated: September 15 , 1998