Form 10-K
period 1998-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 1998-09-28
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER: 0-24077

                         Mobius Management Systems, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3078745
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)

120 Old Post Road, Rye, New York                            10580
(Address of registrant's                                 (Zip code)
principal executive offices)

                                  914-921-7200
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                   Name of Each Exchange on Which Registered

Common Stock, $.0001 par value                         NASDAQ

        SECURITIED REGISTERED PURSUANT TO SECTION 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1943 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |x|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on September_15, 1998 as reported on NASDAQ, was approximately $29 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 1998, Registrant had outstanding 17,787,150 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed no later than October 28, 1998 pursuant to Regulation 14A, are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.

ITEM 1.  Business.....................................................
ITEM 2.  Properties...................................................
ITEM 3.  Legal Proceedings............................................
ITEM 4.  Submission of Matters to a Vote of Security Holders..........

PART II.

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..........................................
ITEM 6.  Selected Consolidated Financial Data..........................
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................
ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk...
ITEM 8.  Financial Statements and Supplementary Data..................
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................

PART III.

ITEM 10. Directors and Executive Officers of the Registrant...........
ITEM 11. Executive Compensation.......................................
ITEM 12. Security Ownership of Certain Beneficial
         Owners and Management........................................
ITEM 13. Certain Relationships and Related Transactions...............

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..........................................

SIGNATURES

FORWARD LOOKING STATEMENTS

         Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, those discussed in "Factors Affecting Future Performance" in
Item 1. Business. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

         Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of software products designed to optimize the storage, retrieval and presentation of large volumes of transactional information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and government entities use our software to facilitate customer service and other mission-critical functions. Our software products store, retrieve and present computer and non-computer generated documents, such as text, images, video or audio recordings, customer statements, checks, external correspondence and remittance forms. Our products can be used by a single department, multiple departments or centrally by an entire enterprise.

         Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. In March 1993, we established our first foreign subsidiary, Mobius- U.K. and subsequently expanded our direct sales force to France, Germany, Italy, Sweden, Australia and Switzerland. Our company headquarters are located at 120 Old Post Road, Rye, NY 10580 and our telephone number is (914) 921-7200.

Industry Background

         Organizations need to retain information for long periods of time to meet operational, regulatory and legal requirements or to satisfy customer and other inquiries. For example, credit card companies store a record of each charge transaction; brokerage firms store records of every trade; and telephone companies store records of individual telephone calls.

         Organizations need to quickly and accurately retrieve such information to improve customer service, meet legal requirements and reach more informed business decisions. Customers have become dependent upon organizations to accurately account for transaction and other information. Customers demand rapid and consistent access to their records; in recent years this has expanded to include self-service via the Internet.

         Traditional  approaches (paper,  microfiche,  relational databases) are usually cumbersome and do not lend themselves to a fully integrated, comprehensive information management system solution. Moreover, many organizations maintain a number of discrete, non-integrated systems, each of which provides access to only a portion of the organization's stored information. When the organization needs to access all information about a particular customer or transaction, these disparate systems make retrieval costly and time consuming. Mobius seeks to fill the need for integrated system solutions capable of storing, retrieving and presenting all information relevant to a customer or transaction, regardless of format or storage site.

Products

     Mobius' products can be divided into server products, which act as hosts on central processing computers (or networks) and client products, that access the hosts software whenever host resources are needed. Our primary products are ViewDirect, which stores and retrieves documents; DocumentDirect, which enables document viewing; DocumentDirect for the Internet, the viewing application which makes information available over the Internet and corporate intranets; DocumentDirect Application Suite, a series of industry-specific application templates for document viewing; and DocuAnalyzer, a data mining tool. In addition, Mobius offers INFOPAC-Tapesaver for managing large tape storage facilities and INFOPAC-ABS which is a data center quality control product.

  Server Products

         ViewDirect. ViewDirect stores and presents virtually any record of a business transaction, including computer-generated reports; print-formatted documents, such as customer statements; scanned images; transparent or undefined transactions created in other environments; and associated documents, created for display devices such as generic Internet browsers. ViewDirect provides direct on-line access to information stored on disk, tape or optical devices. It supports both host-based and network-based implementations, scaling from the desktop to the department to the largest enterprise server.

  Client Products

         DocumentDirect. DocumentDirect is a Windows-based full-function viewer. It provides a common "dashboard" through which the user is able to access any type or number of documents stored in ViewDirect archives. DocumentDirect can simultaneously display documents of diverse formats and facilitates the annotation and reformatting of documents.

         DocumentDirect for the Internet. DocumentDirect for the Internet is designed to provide secure, self-service access to documents over the Internet and corporate intranets. DocumentDirect for the Internet makes all the documents in ViewDirect archives available for viewing via Internet browsers.

         DocumentDirect Application Suite. DocumentDirect Application Suite is designed to be used by a clerk or customer service representative who needs fast access to documents in a well-defined, highly customized environment. It comprises a seris of templates that meet a wide range of verticle industry application needs in banking, insurance, financial services, telecommunications and healthcare.

         DocuAnalyzer. DocuAnalyzer is a Windows-based data mining product that makes the data in the ViewDirect archive available for analysis without re-keying. It simplifies the conversion of character data into a table format to help with "drill-down", analysis, graphing and creation of new reports. Mobius licenses DocuAnalyzer from a third party for resale.


  Other Products

         INFOPAC-TapeSaver. INFOPAC-TapeSaver is an enterprise server-based software product that is designed to optimize the utilization of tape and tape devices. Following user-defined rules, the product automatically consolidates datasets, eliminating wasted space and freeing up tape cartridges. INFOPAC-TapeSaver improves the efficiency of robotic tape devices by ensuring that every cartridge is filled to its useful capacity and that high-activity datasets are available for automated mounting.

         INFOPAC-ABS. INFOPAC-ABS (Automated Balancing System) is an enterprise server-based data integrity and quality control software tool. Data in computer systems, databases, and end user applications originates from many sources. Due to the large number of input sources, computer systems can and do become unsynchronized. INFOPAC-ABS provides cross-application balancing of numerical data resident in databases, files and reports to detect and assist in the correction of out-of-balance situations. INFOPAC-ABS is used in Year 2000 conversions to audit applications, verify the accuracy of output and load databases that include dates beyond 2000.

Sales and Marketing

         We sell and market our products primarily through a direct sales force based in Chicago, with additional sales offices in Atlanta, GA; Boston, MA; Dallas, TX; Denver, CO; Falls Church, VA; Fountain Valley, CA; Houston, TX; Lawrenceville, NJ; Madison, WI; Minneapolis, MN; Rye, NY and St. Louis, MO.

         In March 1993, we established our first foreign subsidiary, Mobius UK, in England. In fiscal 1995, we established three more subsidiaries in France, Germany and Italy. During this past fiscal year, we established two additional subsidiaries in Sweden and Australia. In July 1998, Mobius established an additional subsidiary in Switzerland. These subsidiaries provide Mobius with an international direct sales force.

Customer Satisfaction

     Mobius provides twenty-four hour, seven-day-a-week support services for all of our products through our United States and European support centers (based in New York and England, respectively). Complex diagnostics and product corrections are provided exclusively through the United States support center. First line support services for customers outside North America and England are typically provided by our subsidiaries. In addition, Mobius has trained and certified five professional service organizations--independent companies located across North America and Europe--to provide customers with post sale assistance for our products and on-site implementation services, if necessary.

Research and Development

         We intend to continue to make substantial investments in research and development to maintain and enhance our product lines. We believe that Mobius' future success will, in large part, depend on its ability to maintain and improve current products and develop new products that meet the emerging needs of the marketplace. Our research and development efforts focus on designing and developing reliable and easy-to-use products. Our product development cycle (from funding a product development project until the new product is shipped to the marketplace) typically is less than six months in order to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. We divide our development team into groups delineated by product functionality and we employ advanced Rapid Application Development ("RAD") tools to facilitate short development cycles for functional enhancements while maintaining product reliability.

Employees

         As of June 30, 1998, Mobius employed 335 people; 183 Sales and Marketing employees, 40 Customer Satisfaction, 70 Research and Development employees and 42 General and Administrative employees. None of the our employees are represented by a labor union or is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. We believe that our future success will depend to a significant extent upon our ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. There can be no assurance that we will be successful in attracting or retaining such personnel, and such a failure could have a material adverse effect on our business, operating results and financial condition.

Customers

         No single customer accounted for 10% or more of consolidated revenues in fiscal years 1996, 1997 or 1998.

Competition

         The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. "Factors Affecting Future
Performance" below, includes a description of the competitive environment in which we do business.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

         Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for our products, introductions of new products and product enhancements by Mobius or its competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions.

         The timing, size and nature of individual license transactions are important factors in the Company's quarterly operating results. Many of our license transactions involve large dollar commitments by customers, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that we will be successful in closing large license transactions within the fiscal quarter in which they are budgeted, if at all.

         We have often recognized a substantial portion of our revenue in the last month of the quarter and often in the last week of that month. As a result, license fees in any quarter are often substantially dependent on orders booked and shipped in the last month or last week of that quarter. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income, to fall substantially short of anticipated levels.

         Our business has experienced and is expected to continue to experience significant seasonality, with revenues typically peaking primarily in our fourth
(June) fiscal quarter and to a lesser extent in our second (December) fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and the Company's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above.

         We recognize revenue in accordance with Statement of Position ("SOP") 91-1, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants ("AICPA"). For transactions occurring on or after July 1, 1998, we will be required to recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition", issued by the AICPA in October 1997, which supersedes SOP 91-1. For a discussion of the possible effect the adoption of SOP 97-2 may have on our financial results in general, and the recognition of revenues in specific periods in particular, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Due to all of the foregoing factors and other factors described below, revenues for any period are subject to significant variation, and we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Such comparisons may not be reliable indicators of future performance.

Technological Change

         The market for our software is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend in part on our ability to enhance existing products and to develop and introduce new products to meet diverse and evolving customer requirements and keep pace with technological developments and emerging industry standards such as new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that we will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements we may introduce will achieve market acceptance.

Product Concentration

         To date, a substantial portion of our revenues have been attributable to the licensing of our ViewDirect and DocumentDirect software and the provision of related maintenance services. We currently expect this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

Competition

         The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We think the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. We currently encounter direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Eastman Kodak Co., New Dimension Software Ltd., and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

International Sales and Operations

         We believe that our revenues and future operating results will depend in part on our ability to increase sales in international markets. Our international subsidiaries have not been profitable to date, and we expect achieving profitability will require significant management attention and financial resources. There can be no assurance that we will be able to maintain or increase international market demand for our products or hire additional qualified personnel who will successfully be able to market our products internationally. Our international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on our future international revenues and, consequently, on our business, operating results and financial condition.

         An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive, and, therefore, potentially less competitive in those markets. Although we do not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which we maintain operations, our net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on our international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Notes 2 and 12 of Notes to Consolidated Financial Statements.

Expansion of Indirect Channels

         To date, sales through indirect sales channels have been immaterial. We intend to invest resources to develop these channels; however, if our efforts do not generate sufficient license revenues our operating results will be negatively impacted. Our ability to achieve revenue growth in the future will be affected by our success in expanding existing and establishing additional relationships with strategic partners. We expect to receive lower unit prices when selling through indirect channels, therefore, if we are successful in selling products through indirect channels; our gross margins as a percentage of revenue will decrease.

Extended Payment Risk

         Terms of sale are a competitive factor in our markets. We offer extended payment terms to some of our customers, generally three years for server products and five years for client products. The license revenue for these extended payment agreements is recorded at the time of sale as the present value of the contract payments expected over the life of the agreement, net of bundled maintenance fees. Interest income from these agreements is recognized over the term of the financing based on the discount rate used by the Company to determine present value. Although we have established reserves against possible future bad debts and we believe that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on the Company's business, operating results and financial condition. For more information on these extended payment agreements see Notes 2 and 3 of Notes to Consolidated Financial Statements.

Protection of Intellectual Property

         Our success is heavily dependent upon our confidential and proprietary intellectual property. We have no patents or patent applications pending covering any aspect of our software products. We rely primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Trade secret and copyright laws afford only limited protection to Mobius. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of attempting to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive technology.

         Our products are generally provided to customers in object code format only. However, we enter into arrangements with our customers that releases the source code to the customer upon the occurrence of certain events, such as bankruptcy or insolvency of Mobius or certain material breaches of the license agreement by Mobius. In the event of any release of the source code pursuant to these arrangements, the customer's license is generally limited to use of the source code to maintain, support and configure our software products. Notwithstanding such provision, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse of our intellectual property.

         We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by Mobius with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Mobius to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Mobius or at all, which could have a material adverse effect on our business, operating results and financial condition.

Dependence on Licensed Technology

         We rely on certain software and other information that we license from third parties, including software that is used to perform certain functions in our products. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. In addition, we are to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, operating results and financial condition.

Risk of Product Defects; Product Liability

         Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although we conduct extensive product testing, we have in the past discovered software defects in certain of our new products and enhancements after their introduction. We could in the future lose, or delay recognition of, revenues as a result of software errors or defects. We believe that our customers and potential customers are highly sensitive to defects in our software. Although our business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results and financial condition.

         Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of products by Mobius may entail the risk of such claims, and there can be no assurance that Mobius will not be subject to such claims in the future. We do not maintain product liability insurance. A successful product liability claim brought against Mobius could have a material adverse effect on our business, operating results and financial condition.

Year 2000 Compliance

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. For a discussion on Year 2000 compliance by Mobius and how Year 2000 compliance may effect our future performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Management of Growth; Dependence on Senior Management and Other Key Employees

         Our ability to effectively manage our future growth, if any, will require us to continue to improve our operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that we will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage our growth, if any. If we are unable to manage growth effectively, our business, operating results and financial condition would be materially adversely affected.

         Our success depends to a significant extent upon our senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, we believe that our future success will also depend to a significant extent upon our ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and we expect that such competition will continue for the foreseeable future. We have from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. PROPERTIES

     Mobius is headquartered in Rye, New York, where we lease an aggregate of approximately 43,700 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago. We lease an aggregate of approximately 44,956 additional square feet of space domestically and internationally for our other sales offices. We believe that these facilities are adequate to meet our current needs and that suitable additional space will be available as needed to accommodate physical expansions of corporate operations and for additional sales and service field offices.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     During this past fiscal year, we granted in the aggregate 1,248,500 options to purchase shares of our common stock pursuant to our benefit plans. The per share exercise prices for these options ranged from $5.28 to $11.00, with a weighted average exercise price of $8.88 per share. In addition, during this past fiscal year we issued in the aggregate 194,500 shares of our common stock upon the exercise by certain employees of vested stock options. 80,000 of these shares were originally issued as Class A non-voting common stock and converted to common stock on a one to one basis upon the consummation of our initial public offering. The aggregate consideration received by Mobius for all 194,500 shares was $243,125 ($1.25 per share). We believe that such issuance was made based upon the exemption for the registration requirements of the Securities Act contained in Section 3(b) of the Securities Act because the subject securities were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act. Restrictive legends were placed on the stock certificates evidencing such shares of stock.

         On April 27, 1998, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-47117), and our common stock is traded in the NASDAQ National Market. To date, we have not used any of the proceeds of the offering. The proceeds are currently invested in short-term, investment-grade, interest-bearing securities.

         According to records of our transfer agent, we had approximately 24 stockholders of record as of August 31, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. The high and low sales price of our common stock from April 27, 1998 (initial public offering) to June 30, 1998 were $19.75 and $11.50.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our current loan agreement with a bank prohibits the payment of dividends without the bank's consent. We currently intend to retain future earnings to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 1998 are derived from the consolidated financial statements of Mobius, which statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1997 and 1998 and for each of the years in the three year period ended June 30, 1998, and the report thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.




                                                               Years Ended June 30,
                                               1994       1995      1996        1997        1998
                                             -------    -------   -------     -------     -------
Consolidated Statement of Income Data
(in thousands, except per share data):
Revenues:
  Software license revenues                  $10,604    $12,729   $18,769     $26,112     $37,929
  Maintenance and other revenues               7,050      9,676    12,189      15,215      18,598
                                             -------    -------   -------     -------     -------
         Total revenues                       17,654     22,405    30,958      41,327      56,527
Costs of revenues:
  Software license revenues                      841        614       626       1,336       1,443
  Maintenance and other revenues               1,556      2,049     2,716       2,923       3,593
                                             -------    -------   -------     -------     -------
         Total costs of revenues               2,397      2,663     3,342       4,259       5,036
                                             -------    -------   -------     -------     -------
Gross profit                                  15,257     19,742    27,616      37,068      51,491
Operating expenses:
  Sales and marketing                          9,687     12,523    15,136      21,971      28,171
  Research and development                     2,669      3,478     4,600       5,904       7,925
  General and administrative                   1,911      2,063     2,832       4,350       6,430
  Stock compensation expense                      --         --        --          --         642
                                             -------    -------   -------     -------     -------
         Total operating expenses             14,267     18,064    22,568      32,225      43,168
                                             -------    -------   -------     -------     -------
Income from operations                           990      1,678     5,048       4,843       8,323
License and other interest income                186        375       339         922       1,871
Interest expense                                 (61)       (58)      (41)        (22)        (14)
Foreign currency transaction gains (losses)       31         34       (72)        (12)        (15)
                                             -------    -------   -------     -------     -------
Income before income taxes and change
         in accounting for income taxes        1,146      2,029     5,274       5,731      10,165
Provision for income taxes                       507        880     2,657       3,348       5,500
Accretion on Preferred Stock                      --         --        --          --         102
                                             -------    -------   -------     -------     -------
Income before cumulative effect of change
         in accounting for income taxes          639      1,149     2,617       2,383       4,563
Cumulative effect of change in accounting
         for income taxes(1)                     194         --        --          --          --
                                             -------    -------   -------     -------     -------
Net income available to common stock         $   833    $ 1,149   $ 2,617     $ 2,383     $ 4,563
                                             =======    =======   =======     =======     =======

Basic earnings per share(2)                  $  0.06    $  0.08   $  0.17     $  0.17     $  0.38

Basic weighted average shares outstanding(2)  15,000     15,000    15,000      14,318      12,156

Diluted earnings per share(2)                $  0.06    $  0.08   $  0.17     $  0.15     $  0.27

Diluted weighted average
  shares outstanding(2)                       15,000     15,000    15,000      15,882      16,738

Consolidated Balance Sheet Data
  (in thousands):
Total assets                                  $9,422   $12,713    $18,446     $28,502     $78,800
Total long term obligations                      421       479      1,639       5,176       8,776
Convertible preferred stock                       --        --         --      11,898          --
Stockholders' equity (deficit)                 1,465     2,586      5,226      (4,344)     46,122


(1) Represents cumulative effect of change in accounting for the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(2)      For a description  of the basic and diluted  earnings per share ("EPS")
         calculations   and  the  basic  and  diluted  weighted  average  shares
         outstanding, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius' operating results and changes in financial position over the past three years. This section should be read in conjunction with our Consolidated
Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to our fiscal years ended June 30, 1998 and June 30, 1997, respectively.

Overview

         Mobius is a leading provider of enterprise software products designed to optimize the storage, retrieval and presentation of large volumes of transactional information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and governmental entities use our products to facilitate customer service and other mission-critical functions. Founded in 1981, we provided information storage, retrieval and presentation products and support, as well as consulting services throughout our first decade. In 1991, we decided to focus primarily on developing and marketing software products and, as a result, sold our consulting services business.

         In April 1998, Mobius' registration statement was declared effective for our initial public offering ("IPO") of 2.5 million shares of common stock at a price of $14.50 per share. Further detail about the IPO is provided in the "Liquidity and Capital Resources" section below and in Notes 7 and 8 of the Notes to the Consolidated Financial Statements.

         Mobius' total revenues have increased over each of the past three fiscal years, from $31.0 million in fiscal 1996 to $41.3 million in fiscal 1997 and to $56.5 million in fiscal 1998. We derive our revenues primarily from server and client product license fees and related annual maintenance fees. This year 67.1% of our total revenues were generated by software license fees and 32.9% were generated by maintenance and other fees.

         License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of our license revenues and for a significant portion of our total revenues. This year license revenues for these products accounted for approximately 84.3% of license revenues and approximately 56.6% of total revenues. Last year license revenues for these products accounted for approximately 79.5% of license revenues and approximately 50.3% of total revenues. We anticipate that in the foreseeable future that license revenue from these products will continue to account for a significant portion of license and total revenues.

         Our growing customer base has led to continued growth in maintenance and other revenues from $15.2 million last year to $18.6 million this year. Except for the involvement of systems engineers during the sales cycle, Mobius does not provide implementation services and has trained and certified a group of independent professional services organizations to provide such services.

         International revenues more than doubled this year to $7.2 million from $3.2 million last year. We intend to expand our international sales activities as part of our business strategy. The majority of Mobius' current international revenues are derived from the operations of our seven wholly-owned subsidiaries and through agents. We receive a royalty that is a percent of agent or subsidiary sales of software licenses and maintenance contracts to international customers. Our subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains which are outside of Mobius' control. To date, all of these subsidiaries have operated at a loss, which cannot be consolidated for United States income tax purposes. Consequently, we have a substantially higher effective tax rate than the U.S. Federal and State statutory rates as no benefit has been provided for the foreign losses. To the extent that we are successful at bringing our foreign subsidiaries to profitability, we will have effective tax rates that are below the statutory rates as a result of realizing the benefit of the tax loss carryforwards currently being generated outside of the United States. In addition, to the extent that Mobius uses different tax structures for new foreign subsidiaries which would permit consolidation of losses for U.S. tax purposes, the effective tax rate will approach the U.S. Federal and State statutory rates.

         Capitalization of internally developed software costs is required once technological feasibility is established. The period between achieving technological feasibility, which we have defined as the establishment of a working model, and the general availability of such software has been short and, therefore, software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs and we currently do not anticipate having significant development costs that are eligible for capitalization for the foreseeable future. Software development costs are included in research and development and are expensed as incurred. For more information on our capitalization of software development costs see Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

         The following table sets forth certain items from our Consolidated Statement of Income as a percentage of total revenues for the fiscal years indicated:



                                              Years Ended June 30,
                                        1996         1997         1998
                                       -----        -----        -----

Revenues:
  Software license revenues             60.6%        63.2%        67.1
  Maintenance and other revenues        39.4         36.8         32.9
                                       -----        -----        -----
         Total revenues                100.0        100.0        100.0
Costs of revenues:
  Software license revenues              2.0          3.2          2.5
  Maintenance and other revenues         8.8          7.1          6.4
                                       -----        -----        -----
         Total costs of revenues        10.8         10.3          8.9
                                       -----        -----        -----
Gross profit                            89.2         89.7         91.1
Operating expenses:
  Sales and marketing                   48.9         53.2         49.9
  Research and development              14.9         14.3         14.0
  General and administrative             9.1         10.5         11.4
  Stock compensation expense              --           --          1.1
                                       -----        -----        -----
         Total operating expenses       72.9         78.0         76.4
                                       -----        -----        -----
Income from operations                  16.3         11.7         14.7
License and other interest income        1.1          2.3          3.3
Interest expense                        (0.1)        (0.1)          --
Foreign currency transaction
  gains(losses)                         (0.2)          --           --
                                       -----        -----        -----
Income before income taxes              17.1         13.9         18.0
Provision for income taxes               8.6          8.1          9.7
Accretion on Preferred Stock              --           --          0.2
                                       -----        -----        -----
Net income available to common stock     8.5%         5.8%         8.1%
                                       =====        =====        =====

         Year Ended June 30, 1996 Compared to Year Ended June 30, 1997 Compared to Year Ended June 30, 1998

         Revenues. Total revenues increased 33.5% from $31.0 million in fiscal 1996 to $41.3 million in fiscal 1997 and 36.8% to $56.5 million in fiscal 1998. Domestic revenues increased 38.2% from $27.6 million in fiscal 1996 to $38.2 million in fiscal 1997 and increased 29.2% to $49.3 million in fiscal 1998. International revenues decreased 4.9% from $3.3 million in fiscal 1996 to $3.2 million in fiscal 1997 and increased 127.6% to $7.2 million in fiscal 1998. Our total revenues have increased primarily because we sold more licenses for our products to new and existing customers.

         Software license revenues increased 39.1% from $18.8 million in fiscal 1996 to $26.1 million in fiscal 1997 and increased 45.3% to $37.9 million in fiscal 1998. These increases were primarily attributable to increased sales of licenses for ViewDirect and DocumentDirect products.

         Maintenance and other revenues increased 24.8% from $12.2 million in fiscal 1996 to $15.2 million in fiscal 1997 and increased 22.2% to $18.6 million in fiscal 1998. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for all periods were not significant.

Costs of Revenues.

         The costs of software license revenues increased 113.4% from $0.6 million in fiscal 1996 to $1.3 million in fiscal 1997 and increased 8.0% to $1.4 million in fiscal 1998, representing 3.3%, 5.1% and 3.8%, respectively, of software license revenues in those years. The costs of software license revenue as a percentage of software license revenues decreased in fiscal 1998 primarily due to increased license revenues from products that were developed exclusively by the Company and therefore do not require royalty payments.

         The costs of maintenance and other revenues increased 7.6% from $2.7 million in fiscal 1996 to $2.9 million in fiscal 1997 and increased 22.9% to $3.6 million in fiscal 1998, representing 22.3%, 19.2% and 19.3%, respectively, of maintenance and other revenues in those years. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

         Sales and marketing expenses increased 45.2% from $15.1 million in fiscal 1996 to $22.0 million in fiscal 1997 and increased 28.2% to $28.2 million in fiscal 1998. Sales and marketing expenses have increased primarily because we paid more commissions and bonuses for selling more software licenses, hired additional sales personnel and increased our personnel-related costs.

         Research and development expenses increased 28.3% from $4.6 million in fiscal 1996 to $5.9 million in fiscal 1997 and increased 34.2% to $7.9 million for fiscal 1998, representing 14.9%, 14.3% and 14.0%, respectively, of total revenues in those years. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff.

         General and administrative expenses increased 53.6% from $2.8 million in fiscal 1996 to $4.4 million in fiscal 1997 and increased 47.8% to $6.4 million in fiscal 1998. The increases were generally attributable to increased professional services fees and costs for additional personnel.

         Stock compensation expense of $642,000 was due to certain stock option grants made in fiscal 1998 at below fair market value. In total, $2.7 million of expense relating to these 1998 option grants will be recognized over the next five years. For further information see Note 9 of the Notes to the Consolidated Financial Statements.


License and other interest income; interest expense; foreign currency transaction gains (losses).

License and other interest income was $0.3 million,$0.9 million and $1.9 million in fiscal 1996, 1997, and 1998, respectively. The increase from fiscal 1996 to fiscal 1998 was primarily due to the increase in the number of new installment contracts and to a lesser extent, increased earnings on higher cash balances during fiscal 1997 and 1998.

         Interest expense decreased from $41,000 in fiscal 1996 to $22,000 in fiscal 1997 and to $14,000 in fiscal 1998. The decreases were primarily due to reductions in the principal balances associated with the Company's capital leases.

         Foreign currency transaction losses were $72,000, $12,000 and $15,000 in fiscal 1996, 1997 and 1998, respectively. Due to declining foreign currency fluctuations in the foreign jurisdictions within which the Company does business, these losses have been minimal.

         Provision for Income Taxes. The provision for income taxes was $2.7 million in fiscal 1996, $3.3 million in fiscal 1997 and $5.5 million in fiscal 1998. The Company had effective tax rates of approximately 50.4%, 58.4% and 54.1% in fiscal years 1996, 1997 and 1998, respectively. The difference between these rates and the U.S. Federal and State statutory rates is primarily attributable to not being able to consolidate foreign subsidiary losses for tax purposes. The changes in the effective tax rate from fiscal 1996 to fiscal 1998 principally reflect the impact of changes in the amount of operating losses of the Company's foreign subsidiaries. For more information see Note 6 of Notes to Consolidated Financial Statements.

Selected Quarterly Operating Results

         The following table presents certain consolidated statement of income data for the eight fiscal quarters in the period ended June 30, 1998. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. Fourth quarter and year end 1998 data differ from previously released information as a result of entries made during the 1998 year end audit. The results of operations for any quarter are not necessarily indicative of results for any future period.




                                                                    Quarters Ended
                                           Sept. 30, Dec. 31,   March 31, June 30, Sept. 30,   Dec. 31,  March 31, June 30,
                                              1996     1996       1997      1997      1997      1997      1998      1998
                                           -------------------------------------------------------------------------------
Revenues:
  Software license revenues                 $3,714    $6,525    $5,237   $10,636     $5,697    $8,596    $8,075   $15,561
  Maintenance and other revenues             3,522     3,637     4,087     3,969      4,183     4,595     4,816     5,004
                                            ------    ------    ------    ------     ------    ------    ------    ------
         Total revenues                      7,236    10,162     9,324    14,605      9,880    13,191    12,891    20,565
Costs of revenues:
  Software license revenues                    308       220       276       532        366       312       217       548
  Maintenance and other revenues               639       802       751       731        692       862       866     1,173
                                            ------    ------    ------    ------     ------    ------    ------    ------
         Total costs of revenues               947     1,022     1,027     1,263      1,058     1,174     1,083     1,721
                                            ------    ------    ------    ------     ------    ------    ------    ------
Gross profit                                 6,289     9,140     8,297    13,342      8,822    12,017    11,808    18,844
Operating expenses:
  Sales and marketing                        3,616     5,564     5,255     7,536      4,700     6,097     6,566    10,808
  Research and development                   1,367     1,443     1,533     1,561      1,681     1,869     1,975     2,400
  General and administrative                   722     1,189     1,136     1,303      1,462     1,542     1,740     1,686
  Stock compensation expense                    --        --        --        --         --        --       313       329
                                            ------    ------    ------    ------     ------    ------    ------    ------
         Total operating expenses            5,705     8,196     7,924    10,400      7,843     9,508    10,594    15,223
                                            ------    ------    ------    ------     ------    ------    ------    ------
Income from operations                         584       944       373     2,942        979     2,509     1,214     3,621
License and other interest income              140       188       223       371        325       507       541       498
Interest expense                                (7)       (4)       (4)       (7)        (4)       (2)       (3)       (5)
Foreign currency transaction gains
  (losses)                                       1        --        (8)       (5)        (3)       (3)       (5)       (4)
                                            ------    ------    ------    ------     ------    ------    ------    ------
Income before income taxes                     718     1,128       584     3,301      1,297     3,011     1,747     4,110
Provision for income taxes                     351       692       354     1,951        750     1,605       979     2,166
Accretion on Preferred Stock                    --        --        --        --         --       102        --        --
                                            ------   -------    ------   -------     ------    ------    ------   -------
Net income available to common stock        $  367   $   436    $  230   $ 1,350     $  547    $1,304    $  768   $ 1,944
                                            ======   =======    ======   =======     ======    ======    ======   =======
As a Percentage of Total Revenues
Revenues:
 Software license revenues                   51.3%      64.2%     56.2%     72.8%     57.7%      65.2%     62.6%     75.7%
  Maintenance and other revenues             48.7       35.8      43.8      27.2      42.3       34.8      37.4      24.3
                                            -----      -----     -----     -----     -----      -----     -----     -----
  Total revenues                            100.0      100.0     100.0     100.0     100.0      100.0     100.0     100.0
Costs of revenues:
  Software license revenues                   4.3        2.2       3.0       3.6       3.7        2.4       1.7       2.7
  Maintenance and other revenues              8.8        7.9       8.0       5.0       7.0        6.5       6.7       5.7
                                            -----      -----     -----     -----     -----      -----     -----     -----
    Total costs of revenues                  13.1       10.1      11.0       8.6      10.7        8.9       8.4       8.4
                                            -----      -----     -----     -----     -----      -----     -----     -----
Gross profit                                 86.9       89.9      89.0      91.4      89.3       91.1      91.6      91.6
Operating expenses:
  Sales and marketing                        50.0       54.7      56.4      51.6      47.6       46.2      51.0      52.5
  Research and development                   18.8       14.2      16.4      10.7      17.0       14.2      15.3      11.7
  General and administrative                 10.0       11.7      12.2       8.9      14.8       11.8      13.5       8.2
  Stock compensation expense                   --        --        --         --        --         --       2.4       1.6
                                            -----      -----     -----     -----     -----      -----     -----     -----
         Total operating expenses            78.8       80.6      85.0      71.2      79.4       72.2      82.2      74.0
                                            -----      -----     -----     -----     -----      -----     -----     -----
Income from operations                        8.1        9.3       4.0      20.2       9.9       18.9       9.4      17.6
License and other interest income             1.9        1.8       2.4       2.5       3.2        3.8       4.2       2.4
Interest expense                             (0.1)        --        --      (0.1)       --         --        --        --
Foreign currency transaction gains(losses)     --         --      (0.1)       --        --        0.1        --        --
                                            -----      -----     -----     -----     -----      -----     -----     -----
Income before income taxes                    9.9       11.1       6.3      22.6      13.1       22.8      13.6      20.0
Provision for income taxes                    4.8        6.8       3.8      13.4       7.6       12.2       7.6      10.5
Accretion on Preferred Stock                   --        --        --         --        --        0.7        --        --
                                            -----      -----     -----     -----     -----      -----     -----     -----
Net income available to common stock          5.1%       4.3%      2.5%      9.2%      5.5%       9.9%      6.0%      9.5%
                                            =====      =====     =====     =====     =====      =====     =====     =====


         Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for our products, introductions of new products and product enhancements by Mobius or our competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions. Our license revenues typically peak during our fourth fiscal quarter and to a lesser extent in our second fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and our sales force incentive programs which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as the factors described above.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of June 30, 1998, Mobius had cash and cash equivalents of $42.2 million, an increase of $36.5 million from the $5.7 million held at June 30, 1997. Our cash position was improved primarily by the proceeds from our IPO.

         Net cash provided by operating activities was $2.7 million, $2.5 million and $5.2 million in fiscal 1996, 1997 and 1998, respectively. Software license installments, which, in total, increased 68.3% from $12.5 million at the end of fiscal 1997 to $21.0 million at end of fiscal 1998, represent payments due from customers for license fees that are paid over the term of the installment agreement. These payments are typically made over 3 to 5 year terms. Since payments are made over multiple reporting periods, software license installments will increase with the increase in license revenue if the percentage of licenses sold on this basis remains relatively stable, as it has over the past 3 years.

         The Company's cash position has also benefited from increases in deferred maintenance revenue, which has increased 52.6% from $11.2 million at the end of fiscal 1997 to $17.0 million at the end of fiscal 1998. Deferred maintenance revenue represents the unrecognized portion of maintenance billings and the unrecognized portion of maintenance revenue unbundled from customer license agreements which are recognized ratably over the term of the agreement. These increases are primarily due to increases in the amount of licensed software covered by maintenance agreements and, to a lesser extent, increases in the fees charged to customers for maintenance.

         Cash used in investing activities, consisting primarily of capital expenditures for the purchase of computer equipment and software used in product development and customer support, was $0.6 million, $1.0 million and $1.8 million in fiscal 1996 1997 and 1998, respectively. In additional in fiscal 1998, Mobius made expenditures for leasehold improvements for our new corporate headquarters.

         Cash used in financing activities in fiscal 1996 was $0.3 million and primarily was for the repayment of capital lease obligations and the retirement of notes payable. Last year, we raised $12.0 million in a private placement of Series A Convertible Preferred Stock and repurchased $11.9 million of common stock. This year, cash provided by financing activities was $33.1 million. In April 1998, the Securities and Exchange Commission declared effective our Registration Statement for our initial public offering of 2,500,000 shares of common stock at a price of $14.50 per share. The net proceeds to Mobius was $33.0 million after deducting the underwriting discount and offering expenses payable by Mobius. As a result of the IPO, our outstanding Series A Convertible Stock and Class A Non-Voting Common Stock were converted into an aggregate of 4,171,000 shares of common stock.

         Mobius currently has a $5.0 million line of credit for working capital purposes secured by certain assets of the Company. The line of credit requires Mobius to maintain certain financial ratios and provides for certain negative covenants by Mobius including, among others, restrictions, subject to the qualifications and limitations contained therein, on the Company's ability to
(i) dispose of a substantial part of its business or property; (ii) change its business; (iii) materially change the Company's ownership or management; (iv) merge or consolidate with any other business organization, or acquire all or substantially all of the capital stock or property of another person; (v) incur any indebtedness or encumbrances, other than indebtedness or encumbrances specifically permitted by the line of credit; and (vi) make any other distribution with respect to any capital stock of the Company. There were no borrowings outstanding at June 30, 1998 and the line of credit expires on October 20, 1998. Mobius intends to obtain a renewal of the line of credit.

         We believe that the net proceeds from the IPO, combined with our existing cash balances, our line of credit and cash flows expected from future operations, will be sufficient to meet our capital requirements for at least 12 months.

Inflation

         Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in the future.

Year 2000 Compliance

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Since our products are designed for long-term storage and retrieval of data with end of life dates well beyond 2000, we believe that our products are and have been Year 2000 compliant. There can be no assurance that our products will not experience Year 2000 compliance difficulties, or that third party products, including operating systems, that are not Year 2000 compliant will not have a detrimental effect on the operation of our products.

         We believe that the purchasing patterns of our customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products.

         Additionally, Year 2000 compliance issues could cause a significant number of companies, including our customers, to re-evaluate their current systems' needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on our business, operating results and financial condition.

         Management has initiated a Company-wide program to prepare the Company's internal computer systems and applications (such as our accounting and word processing programs) for Year 2000 compliance. We expect to incur internal staff costs as well as other expenses necessary during the course of such efforts and we expect to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to Mobius.

Recent Accounting Pronouncements

         In  October  1997,  the  AICPA  issued  SOP  97-2,   "Software  Revenue
Recognition", which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, postcontract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale could be deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition.

         On March 31, 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers for one year the application of what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 97-2 for software transactions entered into beginning July 1, 1998. The Company believes such adoption will not have a material effect on its fiscal 1999 operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 will require companies to report comprehensive income and SFAS No. 131 will require companies to report segment information as it is used internally to evaluate segment performance. These statements merely provide for additional disclosure requirements and will be adopted by Mobius starting in fiscal 1999.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999 and based on current events the Company does not believe the adoption would have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements are included in Item 14 (a)(1). Selected Quarterly Financial Data is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 pursuant to Regulation 14A of the General Rules and Regulations under Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1998 pursuant to Regulation 14A.

PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report................................................
Consolidated Balance Sheets as of June 30, 1997 and 1998....................
Consolidated Statements of Income for the Years Ended June 30, 1996,
     1997 and 1998..........................................................
Consolidated Statements of Stockholders' Equity for the Years Ended
     June 30, 1996, 1997, and 1998..........................................
Consolidated Statements of Cash Flows for the Years Ended June 30,
     1996, 1997, and 1998...................................................
Notes to Consolidated Financial Statements..................................

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobius Management Systems, Inc.:

     We have audited the consolidated financial statements of Mobius Management Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also audited the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries as of June 30, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                          KPMG PEAT MARWICK LLP

July 28, 1998
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                 June 30,
                                                             1997      1998
                                                           -------   -------
ASSETS

Current assets:
     Cash and cash equivalents                             $ 5,672   $42,222
     Accounts receivable, net of allowance
         for doubtful accounts of $308
         and $612 respectively                               7,793    10,733
     Software license installments,
         current portion                                     4,615     7,330
     Other current assets                                      474     1,682
                                                           -------   -------
              Total current assets                          18,554    61,967

Software license installments,
     non-current portion, net of
     allowance for doubtful accounts
     of $413 and $767, respectively                          7,871    13,686
Property and equipment, net                                  1,990     2,932
Other assets                                                    87       215
                                                          --------  --------
              Total assets                                $ 28,502  $ 78,800
                                                          ========  ========

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $  6,593  $  9,471
     Deferred maintenance revenue                            7,494    11,408
     Deferred income taxes                                   1,551     2,054
     Other liabilities                                         134       969
                                                          --------   -------
              Total current liabilities                     15,772    23,902

Deferred maintenance revenue,
     non-current portion                                     3,661     5,616
Deferred income taxes                                        1,420     3,124
Capital lease obligations, less
     current portion                                            95        36
Convertible preferred stock, $.01 par
     value; 40,910 and 0 shares outstanding, respectively   11,898        --

Stockholders' (deficit) equity:
     Common stock $.0001 par value;
         authorized 40,000,000 shares;
         issued 15,000,000 and 17,694,500
         shares, respectively;
         outstanding 10,909,000 and
         17,694,500 shares, respectively                         1         2
     Additional paid-in capital                                 --    47,994
     Retained earnings                                       7,636    12,199
     Deferred stock compensation                                --    (2,076)
     Cumulative foreign currency
         translation adjustment                                 19         3
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively                (12,000)  (12,000)
                                                          --------  --------
              Total stockholders' (deficit) equity          (4,344)   46,122
                                                          --------  --------
Total liabilities, preferred stock
     and stockholders' equity                             $ 28,502  $ 78,800
                                                          ========  ========


                See accompanying notes to consolidated financial
                                  statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                    Years Ended June 30,
                                             1996          1997           1998
                                           -------       -------       --------

Revenues:
     Software license revenues             $18,769       $26,112        $37,929
     Maintenance and other revenues         12,189        15,215         18,598
                                           -------       -------        -------
         Total revenues                     30,958        41,327         56,527
Costs of revenues:
     Software license revenues                 626         1,336          1,443
     Maintenance and other revenues          2,716         2,923          3,593
                                           -------       -------        -------
         Total costs of revenues             3,342         4,259          5,036
                                           -------       -------        -------
Gross profit                                27,616        37,068         51,491
Operating expenses:
     Sales and marketing                    15,136        21,971         28,171
     Research and development                4,600         5,904          7,925
     General and administrative              2,832         4,350          6,430
     Stock compensation expense                 --            --            642
                                           -------       -------        -------
         Total operating expenses           22,568        32,225         43,168
                                           -------       -------        -------
Income from operations                       5,048         4,843          8,323
License and other interest income              339           922          1,871
Interest expense                               (41)          (22)           (14)
Foreign currency transaction losses            (72)          (12)           (15)
                                           -------       -------        -------
Income before income taxes                   5,274         5,731         10,165
Provision for income taxes                   2,657         3,348          5,500
Accretion on Preferred Stock                    --            --            102
                                           -------       -------        -------
Net income available to common stock       $ 2,617       $ 2,383        $ 4,563
                                           =======       =======        =======

Basic earnings per share                   $  0.17       $  0.17        $  0.38
Basic weighted average shares
     outstanding                            15,000        14,318         12,156

Diluted earnings per share                 $  0.17       $  0.15        $  0.27
Diluted weighted average
     shares outstanding                     15,000        15,882         16,738


                See accompanying notes to consolidated financial
                                  statements.



                                                                MOBIUS MANAGEMENT SYSTEMS, INC.

                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                        (in thousands)

                                                                                    Cumulative
                                                                                     Foreign                          Total
                                               Additional                           Currency                       Stockholders'
                                 Common Stock    Paid in    Retained    Deferred   Translation   Treasury Stock     (Deficit)
                                Shares  Amount   Capital    Earnings  Compensation  Adjustment   Shares   Amount      Equity
                              ------------------------------------------------------------------------------------------------
Balance at June 30, 1995        16,727  $  2      $  77      $2,689       $   -       $(51)       1,727    $ (131)    $2,586
Net Income                           -     -          -       2,617           -          -            -        -       2,617
Unrealized translation gain          -     -          -           -           -         23            -        -          23
                              ------------------------------------------------------------------------------------------------
Balance at June 30, 1996        16,727     2         77       5,306           -        (28)       1,727      (131)    $5,226
                                     -     -          -       2,383           -          -            -        -       2,383
Net Income
Unrealized translation gain          -     -          -           -           -         47            -        -          47
Retirement of treasury stock    (1,727)   (1)       (77)        (53)          -          -       (1,727)      131          -
Shares repurchased in
connection with issuance
of preferred stock              (4,091)    -          -           -           -          -        4,091   (12,000)   (12,000)
                              ------------------------------------------------------------------------------------------------
Balance at June 30, 1997        10,909     1          -       7,636           -         19        4,091   (12,000)    (4,344)
Net Income                           -     -          -       4,563           -          -            -         -      4,563
Unrealized translation gain          -     -          -           -           -        (16)           -         -        (16)
Issuance of common stock         2,500     -     33,034           -           -          -            -         -     33,034
Conversion of preferred
stock                            4,091     1     11,999           -           -          -            -         -     12,000
Conversion of Class A
common stock                        80     -        100           -           -          -            -         -        100
Exercise of stock options          115     -        143           -           -          -            -         -        143
Deferred compensation                -     -      2,718           -     (2,718)          -            -         -          -
Amortization of stock
    compensation                     -     -          -           -        642           -            -         -        642
                              ------------------------------------------------------------------------------------------------
Balance at June 30, 1998        17,695  $  2    $47,994     $12,199    $(2,076)        $ 3        4,091  $(12,000)   $46,122
                              ================================================================================================



     See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended June 30,
                                                    1996      1997      1998


Cash flows provided by operating activities:
  Net income                                     $ 2,617    $ 2,383   $ 4,563
Adjustments to reconcile net
  income to net cash provided
  by operating  activities:
   Deferred income taxes                             700      1,857     2,207
   Depreciation and amortization                     381        406       760
   Stock compensation expense                         --         --       642
   Accretion of Preferred Stock                       --         --       102
   Loss on disposal of fixed assets                   --         --        78
   Change in operating assets
     and liabilities:
     Accounts receivable, net                        (56)      (465)   (2,940)
     Software license installments                (3,673)    (7,497)   (8,530)
     Other assets                                    (21)      (235)   (1,236)
     Accounts payable and accrued expenses         1,059      2,112     2,878
     Other liabilities                              (179)       (94)      835
     Deferred maintenance revenue                  1,837      4,002     5,869
                                                  ------     ------    ------
         Total adjustments                            48         86       665
                                                  ------     ------    ------
         Net cash provided by operating
           activities                              2,665      2,469     5,228
                                                  ------     ------    ------
Cash flows used in investing activities:
   Capital expenditures                             (628)    (1,039)   (1,780)
                                                  ------     ------    ------
Cash flows (used) provided
  by financing activities:
   Cash received from sale of preferred
     stock, net of issuance costs                     --     11,898        --
   Cash received from sale of common stock            --         --    33,713
   Payments relating to sale of common stock          --         --      (679)
   Cash received from exercise of stock options       --         --       143
   Cash payment for repurchase of common stock        --    (12,000)       --
   Payments on capital lease obligations             (55)      (150)      (59)
   Payments on notes payable                        (269)        --        --
                                                  ------     ------    ------
         Net cash (used) provided by financing
           activities                               (324)      (252)   33,118
                                                  ------     ------    ------
Effect of exchange rate changes on
   cash and cash equivalents                          23         47       (16)
                                                  ------     ------    ------
Net change in cash and cash equivalents            1,736      1,225    36,550
Cash and cash equivalents at beginning
   of period                                       2,711      4,447     5,672
                                                 -------    -------   -------
Cash and cash equivalents at end of period       $ 4,447    $ 5,672   $42,222
                                                 =======    =======   =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                    $    41    $    22   $    14
     Income taxes                                  1,779      1,544     2,419
   Capital lease obligations incurred                219         --        --

     See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

         Mobius Management Systems, Inc., together with its wholly-owned subsidiaries (the "Company"), is a provider of enterprise software products designed to optimize the storage, retrieval and presentation of large volumes of transactional information.

         The Company was incorporated in the State of New York in 1981 and in 1997 the Company was reincorporated in the State of Delaware. In March 1993, the Company established its first wholly-owned subsidiary, Mobius UK and subsequently expanded its direct sales force to France, Germany, Italy, Sweden, Switzerland and Australia.

(2)  Significant Accounting Policies

  Principles of consolidation

         The Company and its subsidiaries are consolidated for financial statement purposes after the elimination of all significant intercompany transactions.

  Revenue recognition

         Revenue from software license contracts includes license fees related to long-term licenses, typically 5 or 15 years, and fees for term license contracts, which are generally 3 to 5 years. Such license revenue and maintenance and service revenue are recognized in accordance with Statement of Position 91-1, "Software Revenue Recognition."

         Revenue from executed software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

        Revenue on maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months, except for maintenance on term license contracts, which extends to the contract term. The unearned portion of maintenance revenue is classified as deferred maintenance revenue.

        When the software license contract includes maintenance, the Company unbundles maintenance revenue from the initial license fee and recognizes it ratably over the maintenance period, starting from the inception of the software license agreement. The unearned portion of such maintenance revenue is classified as deferred maintenance revenue with amounts extending beyond one-year reported as non-current.

  Software Development Costs

         Statement of Financial Accounting Standards No. 86 (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

         The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of its software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

  Property and Equipment

         Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from three to seven years. Assets acquired under capital leases are depreciated on a straight-line basis over the shorter of the asset's life or the respective lease.

  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

  Foreign Currency Translation

         Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses are translated into U.S. dollars at average rates for the year. Gains or losses that result from translation are shown as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income.

  Cash Equivalents

         The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 1997 and 1998, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

  Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of substantially all of the trade accounts receivables and software license installments. The Company sells its products to a large number of customers in diversified industries across many domestic and international geographies.

  Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, accounts receivable, software license installments, accounts payable, accrued expenses and deferred maintenance amounts approximate their carrying value.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                   Years Ended June 30,
                                                  1997                                             1998
                               ------------- ---------------- ------------     -------------- --------------- -----------
                                Net Income       Shares        Per Share        Net Income        Shares      Per Share
                               (Numerator)    (Denominator)     Amount         (Numerator)    (Denominator)     Amount
Basic EPS:
Net income                        $2,383                                          $4,563
                                  ======                                          ======
Weighted average shares
 outstanding                                     14,318                                           12,156
Basic EPS                                                        $0.17                                          $0.38
                                                                 =====                                          =====
Diluted EPS:
Net income                        $2,383                                          $4,563
                                  ======                                          ======
Dilutive     effect     of
convertible securities                              682                                            3,428
Dilutive effect of
 stock options                                      882                                            1,154
                                                 ------                                           ------
Diluted EPS                                      15,882          $0.15                            16,738        $0.27
                                                 ======          =====                            ======        =====

         There were no reconciling items impacting the numerator or denominator for the basic and diluted earnings per share calculation for fiscal 1996.

Stock Based Compensation

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 in determining measurement of compensation expense and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method, as defined in SFAS No. 123, had been applied. As such, compensation expense is generally recorded on the date of grant only if the current fair market value of the underlying stock exceeded the exercise price.

  Recent Accounting Pronouncements

         In  October  1997,  the  AICPA  issued  SOP  97-2,   "Software  Revenue
Recognition", which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, postcontract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale could be deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition.

         On March 31, 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers for one year the application of what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 97-2 for software transactions entered into beginning July 1, 1998. The Company believes such adoption will not have a material effect on its fiscal 1999 operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 will require companies to report comprehensive income and SFAS No. 131 will require companies to report segment information as it is used internally to evaluate segment performance. These statements merely provide for additional disclosure requirements and will be adopted by Mobius starting in fiscal 1999.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999 and based on current events the Company does not believe the adoption would have a material effect on its financial position or results of operations.

 (3)  Software License Installments

         The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. At June 30, 1997 and 1998 the effective weighted average discount rate used for software license installments was 7.59% and 7.61%, respectively. The discount is amortized to interest income using the interest method over the term of the license contract.

         The present values of software license installments to be received after June 30, 1998 are as follows (in thousands):

         Year Ended:

         June 30, 1999                                $ 9,081
         June 30, 2000                                  7,172
         June 30, 2001                                  5,521
         June 30, 2002                                  3,089
         June 30, 2003                                    331
                                                      -------
         Total minimum payments to be received         25,194
         Less unearned interest income                 (3,411)
         Less allowance for doubtful accounts            (767)
                                                      -------
         Present value of software
          license installments, net                    21,016
         Less current portion, net                     (7,330)
                                                      -------
         Non-current portion, net                     $13,686
                                                      =======

(4)  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                                June 30,
                                                            1997        1998
                                                          -------     -------

         Furniture, fixtures and office equipment         $   700     $   508
         Computer equipment                                 2,985       4,410
         Leasehold improvements                               315         544
                                                          -------     -------
                                                            4,000       5,462
         Less accumulated depreciation and amortization    (2,010)     (2,530)
                                                          -------     -------
         Property and equipment, net                      $ 1,990     $ 2,932
                                                          =======     =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $381,000, $406,000 and $760,000 for the twelve months ended June 30, 1996, 1997 and 1998, respectively. The net book value of equipment under capital leases included in property and equipment at June 30, 1997 and 1998 was $175,000 and $140,000, respectively.

(5)  Accounts Payable and Accrued Expenses

         Accounts  payable and accrued  expenses  consist of the  following
               (in thousands):

                                                         June 30,
                                                      1997       1998
                                                    ------      ------

         Accounts payable                           $1,002      $  801
         Compensation and related benefits           4,196       4,872
         Royalty payable                               680       1,318
         Other                                         715       2,480
                                                    ------      ------
                                                    $6,593      $9,471
                                                    ======      ======

(6)  Income Taxes

         Income before provision for income taxes is as follows (in thousands):



                                         Years Ended June 30,
                                    1996          1997         1998


         Domestic income           $6,072      $ 7,923       $13,261
         Foreign losses              (798)      (2,192)       (3,096)
                                   ------      -------       -------
                                   $5,274      $ 5,731       $10,165
                                   ======      =======       =======

         The components of the provision for income taxes for the years ended June 30, 1996, 1997 and 1998 are as follows (in thousands):

                                                    Year Ended June 30,
                         1996                              1997                               1998
            Current    Deferred   Total      Current     Deferred     Total     Current     Deferred    Total
            -------------------------------------------------------------------------------------------------
Federal     $1,577       $573     $2,150     $1,200       $1,521     $2,721     $2,704       $1,807    $4,511
State          336        127        463        276          336        612        542          400       942
Foreign         44         --         44         15           --         15         47           --        47
            -------------------------------------------------------------------------------------------------
            $1,957       $700     $2,657     $1,491       $1,857     $3,348     $3,293       $2,207    $5,500
            =================================================================================================

     The following table reconciles the Federal statutory corporate rate of 34% to the effective income tax rate for the years ended June 30, 1996, 1997 and 1998:

                                             Years Ended June 30,
                                    1996           1997            1998
                                   ------------------------------------

Federal statutory corporate rate     34%            34%             34%
State income taxes, net of
  Federal benefit                     6              6               6
Losses of foreign subsidiaries        6             14              11
Research credit                       -             (1)              -
Other                                 4              5               3
                                     --             --              --
                                     50%            58%             54%
                                     ==             ==              ==

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                           June 30,
                                                       1997          1998
                                                   -----------------------
Deferred tax assets:
   Accounts receivable, principally due
      to allowance for doubtful accounts           $    216       $   401
   Foreign net operating loss carryforwards           1,677         3,067
                                                   --------       -------
                                                      1,893         3,468
Valuation allowance                                  (1,677)       (3,067)
                                                   --------       -------
   Net deferred tax assets                              216           401
Deferred tax liabilities:
   Software license installments                      3,111         5,376
   Depreciation                                          76           203
                                                   --------       -------
   Net deferred tax liability                       $ 2,971       $ 5,178
                                                   ========       =======


         The valuation allowance increased by $328,000, $969,000 and $1,390,000 for the years ended June 30, 1996, 1997 and 1998 primarily due to uncertainty of realization of net operating losses incurred by certain foreign subsidiaries. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will not be realized.

     The  expiration  of net  operating  loss  carryforwards  varies by  foreign
jurisdiction;   some  begin  to  expire  in  fiscal   2000  and  others   extend
indefinitely.

(7)  Common Stock

  Common Stock

     The Company has authorized 40,000,000 shares of common stock with a $.0001 par value. This includes 1,727,200 shares of common stock that were retired during 1997, having previously been held in treasury stock.

     On May 12, 1997, as part of the Preferred Stock Agreement (see note 8) the Company repurchased 4,091,000 shares of common stock, $.0001 par value, from its founders for $12,000,130. Such amount is being held in treasury stock at June 30, 1998.

         In April 1998, the Company sold 2,500,000 shares of common stock at a price of $14.50 per share in an Initial Public Offering ("IPO"). The net proceeds to the Company were $33,034,000 after deducting the underwriting discount and offering expenses payable by the Company. As a result of the IPO, the Company's outstanding Series A Convertible Preferred Stock and Class A Non-Voting Common Stock were converted into an aggregate of 4,171,000 shares of common stock.

  Class A Non-Voting Common Stock

         The Company had authorized 5,000,000 shares of Class A Non-Voting Common Stock with a $.0001 par value. During fiscal 1998, 80,000 shares were issued. Such shares of the Class A Non-Voting Common Stock were converted to common stock upon completion of the IPO. In connection with the IPO, this class of common stock was retired and no shares remain authorized or outstanding

  Stock Split

         On February 19, 1998, the Board of Directors authorized a 100-to-one stock split of the Company's common stock. All common share and per share amounts have been retroactively adjusted in the accompanying consolidated financial statements to reflect the stock split.

(8)  Preferred Stock

         The Company has authorized 200,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features.

         On May 12, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") whereby certain investors purchased 40,910 shares of the Preferred Stock that the Board of Directors designated as Series A Convertible Preferred Stock ("Convertible Preferred Stock") for $12,000,130.

         Such Convertible Preferred Stock was converted into 4,091,000 shares of the Company's common stock upon completion of the IPO.

(9)  Stock Option and Employee Stock Plans

  1996 Stock Incentive Plan

         In November 1996, the Company adopted a stock incentive plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 3,480,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

  1998 Non-Employee Directors' Stock Option Plan

         In February 1998, the Board of Directors and stockholders of the Company approved and adopted the Directors' Plan. The purpose of the Directors' Plan is to provide an incentive to the Company's non-employee directors to serve on the Board of Directors and to maintain and enhance the Company's long-term performance. The Directors' Plan provides for the issuance of a total of 250,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the Directors' Plan.

         The Directors' Plan provides for initial grants (i.e. upon adoption of the Directors' Plan or upon a non-employee director's initial election to the Board of Directors) of non-qualified stock options to purchase 10,000 shares of common stock. At each annual meeting thereafter, each non-employee director will receive an option to purchase 10,000 shares. Each option granted under the Directors' Plan will have a term of ten years and will become exercisable upon grant. The exercise price of each option granted under the Directors' Plan will equal the fair market value of a share of common stock on the date of grant.

  1998 Employee Stock Purchase Plan ("ESPP")

         In February 1998, the Board of Directors and stockholders of the Company approved and adopted the ESPP. The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 300,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for the purposes of the ESPP. As of June 30, 1998, no shares have been issued under this plan.

Stock option activity  during the periods  indicated was as follows:

                                                   Weighted
                                                    Average
                               Number of            Exercise
                                 Shares               Price
                               ---------            --------

Balance at June 30, 1996              --                 --
   Granted                     2,045,500              $1.25
   Exercised                          --                 --
   Forfeited                          --                 --
   Expired                            --                 --
                               ---------
Balance at June 30, 1997       2,045,500               1.25
   Granted                     1,248,500               8.88
   Exercised                    (194,500)              1.25
   Forfeited                    (702,000)              1.43
   Expired                            --                 --
                               ---------
Balance at June 30, 1998       2,397,500              $5.17
                               =========

         At June 30, 1997 and 1998, the range of exercise price was $1.25 and $1.25- $11.00, respectively. At June 30, 1997 and 1998, the weighted average remaining contractual life of outstanding options was 8.92 and 8.87 years, respectively.

     At June 30, 1998, the number of options exercisable was 399,650 and the weighted average exercise price of the exercisable options was $3.41. There were no options exercisable at June 30, 1997.

     At June 30, 1998, there were 918,000 shares available for grant under the 1996 Stock Incentive Plan and 220,000 shares available for grant under the 1998 Non-Employee Directors' Stock Option Plan.

         The Company applies APB Opinion No. 25 in measuring compensation expense for options issued under the Plan. In January, February and March 1998, the Company granted 350,000, 340,000 and 43,000 stock options, respectively, under the 1996 Stock Incentive Plan at exercise prices of $9.86, $11.00 and $11.00 per share, respectively. In February 1998, the Company issued 30,000 stock options under the 1998 Non-Employee Directors' Stock Option Plan at $11.00 per share. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share. As a result, and assuming that all such options vest in accordance with their terms, the Company expects to incur total compensation expense of approximately $2,718,000, which will be amortized over the respective option holders' service periods. For the year ended June 30, 1998, the Company recorded $642,000 as compensation expense. Additional compensation expense is expected to be $1,055,000, $558,000, $288,000, $130,000 and $45,000 for the years ended June 30, 1999, 2000, 2001,
2002 and 2003, respectively.

                 If the Company had determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the amounts indicated below.

                                                          Year Ended
                                                           June 30,
                                                   1997               1998
                                                 ------             ------
Net income and earnings per share
as would be reported under SFAS No. 123:
  Net income                                     $2,317             $4,209
  Basic earnings per share                       $ 0.16              $0.35
  Diluted earnings per share                     $ 0.15              $0.25

         The per share weighted average fair value of stock options granted during the year ended June 30, 1997 and 1998 was $0.80 and $5.93 on the date of grant using the modified Black Scholes option pricing model, respectively. All the grants assumed no volatility, expected dividend yield of 0.0%, and an expected life of 7 years. The assumed risk free interest rate on the date of grants were 6.5% in fiscal 1997 and ranged between 5.7% and 6.8% in fiscal 1998.

(10)  Employee Savings Plan and Executive Incentive Plan

         In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 1996, 1997 and 1998.

         In February 1998, the Board of Directors and stockholders of the Company have approved and adopted the Mobius Management Systems, Inc. Executive Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board. Participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of the Company.

         Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. Performance goals are related to criteria which include net earnings, operating income, earnings per share, cash flow, absolute and/or relative return on equity or assets, pre-tax profits, earning growth, revenue growth, comparison to peer companies, any combination of the foregoing or any other criteria as the Compensation Committee deems appropriate. The Compensation Committee may provide that the bonuses payable to participants will vary based upon different levels of achievement of the applicable goals. The Incentive Plan also provides for grants of discretionary bonuses. As of June 30, 1998, there were no awards made under the Incentive Plan.

(11)  Lease Commitments

         The Company has operating leases for its office facilities which expire on various dates through fiscal 2008 and provide for escalation and additional payments relating to operating expenses. The Company leases some of its computer and office equipment under capital leases expiring on various dates through fiscal 2000.

         The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 1998 (in thousands):

                                            Capital         Operating
                                            Leases           Leases
Year Ended:

June 30, 1999                               $ 65             $ 1,773
June 30, 2000                                 37               1,648
June 30, 2001                                 --               1,612
June 30, 2002                                 --               1,285
June 30, 2003                                 --               1,181
Thereafter                                    --               5,281
                                            ----             -------
Total minimum lease payments                 102             $12,780
                                                             =======
Less interest component                       (7)
                                            ----
Present value of minimum lease payments       95
Less current portion                         (59)
                                            ----
Non-current portion                         $ 36
                                            ====


     Rental expense for all operating leases was approximately $873,000, $1,046,000 and $1,521,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

(12)  Geographic Area Information and Foreign Operations

                                    United
                                    States    Foreign(a) Eliminations  Total
                                   ------------------------------------------

Year Ended June 30, 1996:
Revenue:
   From unaffiliated customers(b)  $27,617      3,341          --     $30,958
   Between geographic areas(c)         899         --        (899)         --
                                   -------     ------        -----    -------
Total Revenue                      $28,516      3,341        (899)    $30,958
                                   =======     ======        =====    =======

Net income                         $ 3,029       (412)         --     $ 2,617
Identifiable assets                $18,975      2,889      (3,418)    $18,446

Year Ended June 30, 1997:
Revenue:
   From unaffiliated customers(b)  $38,149      3,178          --     $41,327
   Between geographic areas(c)         942         --        (942)         --
                                   -------     ------        -----    -------
Total Revenue                      $39,091      3,178        (942)    $41,327
                                   =======     ======        =====    =======

Net income                         $ 4,888     (2,505)         --     $ 2,383
Identifiable assets                $31,304      3,758      (6,560)    $28,502

Year Ended June 30, 1998:
Revenue:
   From unaffiliated customers(b)  $49,294      7,233          --     $56,527
   Between geographic areas(c)       1,819         --      (1,819)         --
                                   -------      -----      -------    -------
Total Revenue                      $51,113      7,233      (1,819)    $56,527
                                   =======     ======      =======    =======

Net income                         $ 6,755     (2,192)                $ 4,563
Identifiable assets                $81,284      9,028     (11,512)    $78,800

(a) The Company operates wholly-owned subsidiaries in the United Kingdom, Italy, Germany, France, Sweden, Switzerland and Australia. Includes international sales with agents.

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents royalties from foreign subsidiaries. Royalties from foreign subsidiaries are a percentage of the license and maintenance fees paid by customers to such foreign subsidiaries.

(13)  Commitments and Contingencies

  Revolving Line of Credit

         The Company has available as of June 30, 1998 with Silicon Valley Bank a revolving line of credit of $5,000,000 for working capital purposes, bearing interest at the prime rate. At June 30, 1998 there were no borrowings on the line and the agreement expires on October 20, 1998. The line of credit is secured by certain assets of the Company.

         The agreement contains certain financial restrictions and covenants which, among other things, includes provisions for maintaining a minimum amount of cash, net worth and profitability.

  Letter of Credit

     At June 30, 1998, the Company has a letter of credit for $500,000 under the above line of credit with Silicon Valley Bank in connection with the lease on its corporate office.

(a)(2)  Financial Statement Schedules

          Schedule II--Valuation and Qualifying Accounts and Reserves:


                                                                    SCHEDULE II
                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)



                                                        Additions
                                      Balance at  Charged to  Charges                   Balance
                                      beginning   costs and  to other                   at end
Description                           of period   expenses   accounts   Deductions     of period
Year ended June 30, 1996:
Deductions from asset account:
  Allowance for doubtful accounts         80         575        --        (232)           423
Year ended June 30, 1997:
Deductions from asset account:
  Allowance for doubtful accounts        423         817        --        (519)           721
Year ended June 30, 1998:
Deductions from asset account:
  Allowance for doubtful accounts        721       1,199        --        (541)         1,379


         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.      Description

3.1*    --    Form of Second Amended and Restated Certificate of Incorporation
              of the Registrant.
3.2*    --    Form of Restated By-Laws of the Registrant.
4.1*    --    Specimen certificate representing the Common Stock.
10.1*   --    Mobius Management Systems, Inc. 1996 Stock Incentive Plan.
10.2*   --    Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
              Incentive Plan.
10.3*   --    Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan.
10.4*   --    Mobius Management Systems, Inc. 1998 Non-Employee Director Stock
              Option Plan.
10.5*   --    Mobius Management System, Inc. 1998 Executive Incentive Plan.
10.6*   --    Form of Grantee Option Agreement.
10.7*   --    Lease dated December 4, 1997 by and between Old Boston Post Road
              Associates LLC and the Registrant.
10.8*   --    Lease dated February 14, 1983 by and between American National
              Bank and Trust Company of Chicago and the Registrant.
10.9*   --    Stock Purchase  Agreement  dated as of May 12,  1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.10*  --    Stockholders'  Agreement  dated as of May 12,  1997 by and among the  Registrant  and the other parties  listed on the signature pages thereto.
10.11*  --    Registration  Rights  Agreement  dated May 12,  1997 by and among the Registrant  and the other parties  listed on the signature pages thereto.
10.12*  --    Employment Agreement between the Registrant and Mitchell Gross, dated February 26, 1998.
10.13*  --    Employment Agreement between the Registrant and Joseph Albracht, dated February 26, 1998.
10.14*  --    Severance Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.
10.15*  --    Option Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.
10.16*  --    Letter Agreement, dated as of December 28, 1997 between the
              Registrant and Joseph Tinnerello.
10.17*  --    Stockholder Agreement, dated as of December 30, 1997 between the
              Registrant and Joseph Tinnerello.
10.18*  --    Loan and Security Agreement dated as of October 21, 1997 between
              Silicon Valley Bank and the Registrant.
10.19*  --    Software  Assets  Purchase  Agreement  dated as of  December 10,
              1990 among the  Registrant, Compucept of Nevada and Software
              Assist Corporation.
10.20*  --    OEM Agreement between the Registrant and CDP Communications, Inc.
              dated as of October 15, 1993.
10.21*  --    Source Code License and Amendment to OEM Agreement between the
              Registrant and CDP Communications Inc. dated as of August 12,1997.
10.22*  --    Amendment#1 to License and Amendment to OEM Agreement between the
              Registrant and CDP Communications, Inc. dated November 21, 1997.

Exhibit No.     Description

21.1*  --    Subsidiaries of the Registrant.
23.1   --    Consent of KPMG Peat Marwick LLP.
27.1   --    Financial Data Schedule (EDGAR only)

 *  Filed  as  an  exhibit  to  Mobius'  Registration   Statement  on  Form  S-1
(Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MOBIUS MANAGEMENT SYSTEMS, INC.


                               By:   /s/ Mitchell Gross
                                   Mitchell Gross
                                   Chairman of the Board, Chief
                                   Executive Officer and President
                                   (Principal Executive Officer and
                                    Director)

                               Date:    September 23, 1998




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




       Signatures        Title(s)                                 Date



  /s/ Mitchell Gross     Chairman of the Board, Chief       September 23, 1998
     Mitchell Gross      Executive Officer, President
                         (Principal Executive Officer
                         and Director)


 /s/ Joseph J. Albracht  Executive Vice President, Chief    September 23, 1998
   Joseph J. Albracht    Operating Officer, Secretary
                         and Director



  /s/ E. Kevin Dahill    Vice President, Finance, Chief     September 23, 1998
     E. Kevin Dahill     Financial Officer and Treasurer
                         (Principal Financial
                         and Accounting Officer)


  /s/ Peter J. Barris    Director                           September 23, 1998
     Peter J. Barris



/s/ Edward F. Glassmeyer Director                           September 23, 1998
  Edward F. Glassmeyer



/s/ Kenneth P. Kopelman  Director                           September 23, 1998
   Kenneth P. Kopelman

(a)(3) Exhibits

Exhibit No.      Description

3.1*     --    Form of Second Amended and Restated Certificate of Incorporation
               of the Registrant.
3.2*     --    Form of Restated By-Laws of the Registrant.
4.1*     --    Specimen certificate representing the Common Stock.
10.1*    --    Mobius Management Systems, Inc. 1996 Stock Incentive Plan.
10.2*    --    Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
               Incentive Plan.
10.3*    --    Mobius Management Systems, Inc.1998 Employee Stock Purchase Plan.
10.4*    --    Mobius Management Systems, Inc. 1998 Non-Employee Director Stock
               Option Plan.
10.5*    --    Mobius Management System, Inc. 1998 Executive Incentive Plan.
10.6*    --    Form of Grantee Option Agreement.
10.7*    --    Lease dated December 4, 1997 by and between Old Boston Post Road
               Associates LLC and the Registrant.
10.8*    --    Lease dated February 14, 1983 by and between American National
               Bank and Trust Company of Chicago and the Registrant.
10.9*    --    Stock Purchase  Agreement  dated as of May 12, 1997 by and among the  Registrant  and the other parties listed on the signature pages thereto.
10.10*   --    Stockholders'  Agreement  dated as of May 12,  1997 by and among the  Registrant  and the other parties  listed on the signature pages thereto.
10.11*   --    Registration  Rights  Agreement  dated May 12, 1997 by and among the Registrant  and the other parties  listed on the signature pages thereto.
10.12*   --    Employment Agreement between the Registrant and Mitchell Gross, dated February 26, 1998.
10.13*   --    Employment Agreement between the Registrant and Joseph Albracht, dated February 26, 1998.
10.14*   --    Severance Agreement dated as of September 30, 1997 between the
               Registrant and Joseph Tinnerello.
10.15*   --    Option Agreement dated as of September 30, 1997 between the
               Registrant and Joseph Tinnerello.
10.16*   --    Letter Agreement, dated as of December 28, 1997 between the
               Registrant and Joseph Tinnerello.
10.17*   --    Stockholder Agreement, dated as of December 30, 1997 between the
               Registrant and Joseph Tinnerello.
10.18*   --    Loan and Security Agreement dated as of October 21, 1997 between
               Silicon Valley Bank and the Registrant.
10.19*   --    Software  Assets  Purchase  Agreement  dated as of  December 10,
               1990 among the  Registrant,  Compucept of Nevada and Software
               Assist Corporation.
10.20*   --    OEM Agreement between the Registrant and CDP Communications, Inc dated as of October 15, 1993.
10.21*   --    Source Code License and Amendment to OEM Agreement between the
               Registrant and CDP Communications Inc.dated as of August 12,1997.
10.22*   --    Amendment#1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc.dated
               November 21,1997.

Exhibit No.     Description

21.1*   --    Subsidiaries of the Registrant.
23.1    --    Consent of KPMG Peat Marwick LLP.
27.1    --    Financial Data Schedule (EDGAR only)

 *  Filed  as  an  exhibit  to  Mobius'  Registration   Statement  on  Form  S-1
(Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.