Form 10-Q
period 1998-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 1998-11-16
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ||

Number of shares outstanding of the issuer's common stock as of November 11, 1998

                 Class                          Number of Shares Outstanding

 Common Stock, par value $0.0001 per share                17,787,650

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


Item 1. Financial Statements

Consolidated Balance Sheets
  June 30, 1998 and September 30, 1998
Consolidated Statements of Operations
  Three months ended September 30, 1997 and 1998
Consolidated Statement of Stockholders' Equity
  Three months ended September 30, 1998
Consolidated Statements of Cash Flows
  Three months ended September 30, 1997 and 1998

Notes to Consolidated Financial Statements

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of
        Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements



                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                   September 30,
                                                          June 30,      1998
                                                            1998    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $  42,222   $  45,573
     Accounts receivable, net of allowance
         for doubtful accounts of $612, and
         $788 respectively                                  10,733       7,104
     Software license installments, current portion          7,330       8,837
     Other current assets                                    1,682       1,806
                                                          --------     --------
              Total current assets                          61,967      63,320
Software license installments,
     non-current portion, net of allowance for
     doubtful accounts of $767 and $904 respectively        13,686      13,112
Property and equipment, net                                  2,932       3,080
Other assets                                                   215         220
                                                          --------    --------
Total assets                                              $ 78,800    $ 79,732
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                $  9,471     $ 6,891
     Deferred maintenance revenue                           11,408      13,317
     Deferred income taxes                                   2,054       1,864
     Other liabilities                                         969       1,748
                                                          --------     -------
              Total current liabilities                     23,902      23,820
                                                          --------     -------
Deferred maintenance revenue,
     non-current portion                                     5,616       4,997
Deferred income taxes                                        3,124       3,272
Capital lease obligations, less current portion                 36          21
Stockholders' equity:
     Common stock $.0001 par value; authorized 40,000,000
         shares; issued and outstanding 17,694,500 and
         17,787,150, shares, respectively                        2           2
     Additional paid-in capital                             47,994      48,102
     Deferred compensation                                  (2,076)     (1,714)
     Retained earnings                                      12,199      13,090
     Cumulative foreign currency translation adjustment          3         142
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively                (12,000)    (12,000)
                                                          --------    --------
              Total stockholders' equity                    46,122      47,622
                                                          --------    --------
Total liabilities and stockholders' equity                $ 78,800    $ 79,732
                                                          ========    ========


                See accompanying notes to consolidated financial
                                  statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)


                                                   Three Months Ended
                                                       September 30,
                                                    1997          1998

Revenues:
     Software license revenues                    $ 5,697       $10,169
     Maintenance and other revenues                 4,183         5,587
                                                  -------       -------
         Total revenues                             9,880       $15,756
                                                  -------       -------

Costs of revenues:
     Software license revenues                        366           311
     Maintenance and other revenues                   692         1,304
                                                  -------       -------
         Total costs of revenues                    1,058         1,615
                                                  -------       -------

Gross profit                                        8,822        14,141
                                                  -------       -------

Operating expenses:
     Sales and marketing                            4,700         8,346
     Research and development                       1,681         2,571
     General and administrative                     1,462         1,654
     Stock compensation expense                         -           323
                                                  -------       -------
         Total operating expenses                   7,843        12,894
                                                  -------       -------

Income from operations                                979         1,247

License and other interest income                     325           672
Interest expense                                       (4)           (7)
Foreign currency transaction losses                    (3)          (33)
                                                  -------       -------

Income before income taxes                          1,297         1,879
Provision for income taxes                            750           988
                                                  -------       -------

Net income available to common stock              $   547       $   891
                                                  =======       =======

Basic earnings per share                          $  0.05       $  0.05
Basic weighted average shares
     outstanding                                   10,909        17,747

Diluted earnings per share                        $  0.03       $  0.05
Diluted weighted average
     shares outstanding                            16,510        18,724



                See accompanying notes to consolidated financial
                                  statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                                                                        Cumulative
                                                                                          Foreign
                                                      Additional                          Currency                         Total
                                      Common  Stock     Paid in  Retained    Deferred   Translation  Treasury Stock    Stockholders'
                                      Shares  Amount    Capital  Earnings  Compensation  Adjustment    Shares  Amount      Equity
                                      -------------------------------------------------------------------------------------------

Balance at June 30, 1998              17,695  $  2      $47,994   $12,199    $(2,076)       $  3         4,091 $(12,000)   $46,122
Net income                                 -     -           -        891          -           -            -         -       891
Unrealized translation gain                -     -           -          -          -         139            -         -       139
Stock options exercised                   92     -         147          -          -           -            -         -       147
Change in deferred compensation            -     -         (39)         -        362           -            -         -       323
                                      -------------------------------------------------------------------------------------------
Balance at September 30, 1998         17,787  $  2      $48,102   $13,090    $(1,714)       $142        4,091 $(12,000)   $47,622
                                      ===========================================================================================


                     See accompanying notes to consolidated
                             financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                            Three Months Ended
                                                               September 30,
                                                             1997         1998

Cash flows from operating activities:
  Net income                                              $   547       $   891
Adjustments to reconcile net
  income to net cash provided
  by operating  activities:
   Deferred income taxes                                      613           (42)
   Depreciation and amortization                              155           264
   Stock compensation expense                                  --           323
     Change in operating assets and liabilities:
     Accounts receivable, net                               1,866         3,629
     Software license installments                         (1,694)         (933)
     Other assets                                            (471)         (129)
     Accounts payable and accrued expenses                 (2,850)       (2,580)
     Other liabilities                                        (91)          810
     Deferred maintenance revenue                           3,068         1,290
                                                          -------       -------
         Total adjustments                                    596         2,632
                                                          -------       -------
Net cash provided by operating activities                   1,143         3,523
                                                          -------       -------
Cash flows used in investing activities:
   Capital expenditures                                      (134)         (412)
                                                          -------       -------
Cash flows from financing activities:
   Cash Received from exercise of stock options                --           116
   Payments on capital lease obligations                      (14)          (15)
                                                          -------       -------
Net cash (used in) provided by financing activities           (14)          101
                                                          -------       -------
Effect of exchange rate changes on
   cash and cash equivalents                                  (80)          139
                                                          -------       -------
Net change in cash and cash equivalents                       915         3,351
Cash and cash equivalents at beginning
   of period                                                5,672        42,222
                                                          -------       -------
Cash and cash equivalents at end of period                $ 6,587       $45,573
                                                          =======       =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                             $     4      $     7
     Income taxes                                             223          200

                     See accompanying notes to consolidated
                             financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1998 and September 30, 1998 and for the three month periods ended September 30, 1997 and 1998 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

Revenues, expenses, assets and liabilities vary during the year and GAAP requires us to make estimates and assumptions in preparing our interim financial statements. We have made our best effort in establishing good faith estimates and assumptions, however actual results may differ.

We are responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of our financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in our latest Form 10-K.

(2) Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Stock options were dilutive instruments in both periods and our Series A Convertible Preferred Stock was dilutive for the three months ended September 30, 1997.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                Three Months Ended September 30,
                                                    1997                                            1998
                                -------------- --------------- ------------      ------------- --------------- -----------
                                 Net Income        Shares       Per Share         Net Income       Shares      Per Share
                                 (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount

Basic EPS:
Net income                          $547                                             $891
                                    ====                                             ====
Weighted average shares
 outstanding                                      10,909                                          17,747
Basic EPS                                                         $0.05                                          $0.05
                                                                  =====                                          =====
Diluted EPS:
Net income                          $547                                             $891
                                    ====                                             ====
Dilutive      effect     of
convertible securities                             4,091                                               -
Dilutive effect of
 stock options                                     1,510                                             977
                                                  ------                                          ------
Diluted EPS                                       16,510          $0.03                           18,724        $0.05
                                                  ======          =====                           ======        =====


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(3)  Software License Installments

We offer extended payment terms to some of our customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the license contract.

(4)  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                      June 30, September 30,
                                                        1998       1998
                                                       -----      ------

  Furniture, fixtures and office equipment         $     508      $  564
  Computer equipment                                   4,410       4,745
  Leasehold improvements                                 544         574
                                                      ------      ------
                                                       5,462       5,883
  Less accumulated depreciation and amortization      (2,530)     (2,803)
                                                      ------      ------
  Property and equipment, net                         $2,932      $3,080
                                                      ======      ======

Depreciation and amortization expense on property and equipment, including capital leases, was $156,000 and $264,000 for the three month period ended September 30, 1997 and September 30, 1998, respectively.

(5)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):


                                                     June 30,  September 30,
                                                       1998         1998
                                                     ------       ------
         Accounts payable                            $  801       $  647
         Compensation and related benefits            4,872        2,180
         Royalty payable                              1,318        1,418
         Other                                        2,480        2,646
                                                     ------       ------
                                                     $9,471       $6,891
                                                     ======       ======

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(6)  Stock Incentive Plan

In January, February and March 1998 we granted 350,000, 370,000 and 53,000 stock options, respectively, under our 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. We subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of our preliminary range of per share prices for our Initial Public Offering. As a result, for the three months ended September 30, 1998, we recognized $323,000 of compensation expense related to these stock options. We expect to recognize an additional compensation expense of approximately $1,714,000 in future periods. This compensation expense will be amortized over the respective option holders' service periods, adjusted for option holders' terminations.

(7) Subsequent Events

Our revolving line of credit expired on October 20, 1998. We are in negotiations to extend, expand or replace our line of credit for working capital. We expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In connection with the lease of our corporate headquarters, we have a $500,000 letter of credit with Silicon Valley Bank. We are in the process of decreasing this letter of credit to $275,000 in compliance with the terms of our lease.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, readers are given a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to our fiscal quarter ended September 30, 1997 and 1998, respectively. our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained in our Form 10-K, the full text of which is incorporated in this Form 10-Q by this reference. Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for our goods and services, and technological advances and competitive factors in the markets in which we compete. These risks and uncertainties are described in detail from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K filed on September 28, 1998. We accept no obligation to update these forward-looking statements and do not intend to do so.

Overview

We are a leading provider of enterprise software products designed to optimize the storage, retrieval and presentation of large volumes of transactional information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and governmental entities use our products to facilitate customer service and other mission-critical functions.

Results of Operations

The following table presents our Consolidated Statements of Income as a percentage of total revenues for the periods indicated:

                                              Three Months Ended
                                                 September 30,
                                              1997        1998
                                             -------------------
                                                (Unaudited)


Revenues:
  Software license revenues                   57.7%        64.5%
  Maintenance and other revenues              42.3         35.5
                                             -----        -----
         Total revenues                      100.0        100.0
Costs of revenues:
  Software license revenues                    3.7          2.0
  Maintenance and other revenues               7.0          8.3
                                             -----        -----
         Total costs of revenues              10.7         10.3
                                             -----        -----
Gross profit                                  89.3         89.7
Operating expenses:
  Sales and marketing                         47.6         53.0
  Research and development                    17.0         16.3
  General and administrative                  14.8         10.5
  Stock compensation expense                   -            2.0
                                             -----        -----
         Total operating expenses             79.4         81.8
                                             -----        -----
Income from operations                         9.9          7.9
Miscellaneous income, net                      3.2          4.0
                                             -----        -----
Income before income taxes                    13.1         11.9
Provision for income taxes                     7.6          6.2
                                             -----        -----
Net income available to common stock           5.5%         5.7%
                                             =====        =====



Three Months Ended September 30, 1997 Compared to Three Months Ended
   September 30, 1998

Revenues.

o Software license revenues increased 78.5% from $5.7 million in last year's quarter to $10.2 million this quarter. The increase was primarily attributable to increased sales of the ViewDirect and DocumentDirect products.

o Maintenance and other revenues increased 33.6% from $4.2 million in last year's quarter to $5.6 million this quarter. The increase was primarily attributable to the growth of the number and size of software licenses covered by maintenance contracts. Other revenues for both periods were not significant.

o Total revenues increased 59.5% from $9.9 million in last year's quarter to $15.8 million this quarter. U.S. revenues increased 42.2% from $8.9 million in last year's quarter to $12.7 million this quarter.
     Our  international  revenues   increased  224.0% from $941,000 in last
     year's quarter to $3.0 million this quarter. Our total revenues have increased primarily because we have sold more licenses for our products to new and existing customers.

Costs of Revenues.

o Costs of license revenues consist primarily of royalties and sublicense fees. The costs of license revenues decreased 15.0% from $366,000 in last year's quarter to $311,000 this quarter, representing 6.4% and 3.1%, respectively, of license revenues in those periods. This decrease was a result of changes in the mix of products subject to royalties and a decrease in the number of software components subject to royalties.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 88.4% from $692,000 in last year's quarter to $1.3 million this
     quarter,  representing   16.5%  and  23.3%  of   maintenance   and  other
     revenues, respectively.   This  increase  was  primarily  attributable  to
     increased staffing and related personnel costs.

Operating Expenses.

o Sales and marketing. These expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, commissions, bonus and travel and entertainment costs. Sales and marketing expenses also include the cost of branch sales offices, marketing, promotional materials and advertising. Sales and marketing expenses increased 77.6% from $4.7 million in last year's quarter to $8.3 million this quarter. This increase was primarily attributable to hiring more sales staff, which increased personnel related costs.

o Research and development. These expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 52.9% from $1.7 million in last year's quarter to $2.6 million this quarter. The increase is primarily attributable to increased staffing and personnel-related costs. We believe that a significant level of research and development expenses will be required to maintain our competitive position in the future.

o General and administrative. These expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 13.1% from $1.5 million in last year's quarter to $1.7 million this quarter. This increase is primarily due to hiring additional personnel and was offset by a decrease in professional fees this quarter, as compared to last year's quarter. We expect general and administrative expenses to increase in fiscal 1999 as a result of adding personnel needed to support our continued expansion of our operations.

License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income consists of interest on cash balances and a portion of license payments under installment contracts allocated to interest based on a discount rate. License and other interest income increased from $325,000 in last year's quarter to $672,000 this quarter primarily as a result of the earnings on higher cash balances.

Interest expense consists primarily of costs associated with our capital lease obligations. Foreign currency losses consist of realized transaction losses relating to foreign currency exchange rate fluctuations. Both interest expense and foreign currency transaction losses were not material in last year's quarter and this quarter.

Provision for Income Taxes. The provision for income taxes was $750,000 in last year's quarter and $988,000 this quarter. The effective tax rates for these respective periods were 57.8% and 52.6%. The difference between these rates and the U.S. Federal statutory rate is primarily attributable to not being able to consolidate foreign subsidiary losses for income tax purposes. The effective tax rate has decreased as a result of a decrease in the amount of certain foreign subsidiary operating losses that can be consolidated for income tax purposes and some foreign subsidiary tax operating profits being offset by prior period tax operating losses.

Liquidity and Capital Resources

Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of September 30, 1998, we had cash and cash equivalents of $45.6 million, an increase of $3.4 million from the $42.2 million held at June 30, 1998.

Net cash provided by operating activities was $1.1 million and $3.5 million in the first three months of fiscal 1998 and 1999, respectively. Our cash position was improved by collection efforts, resulting in lower days sales outstanding. Software license installments, which, in total, increased 4.4% from $21.0 million at June 30, 1998 to $21.9 million this quarter represent payments due from customers for license fees that are paid over 3-5 year terms.

Our cash position has also benefited from increases in deferred maintenance revenue, which in total, has increased 7.6% from $17.0 million at June 30, 1998 to $18.3 million this quarter. Deferred maintenance revenue represents the unrecognized portion of maintenance billings and the unrecognized portion of maintenance revenue unbundled from customer license agreements which are recognized ratably over the term of the agreement, or the first year of the license agreement. These increases are primarily due to increases in license fees, the increase in the number of customers covered by maintenance agreements and, to a lesser extent, increases in the fees charged to customers for maintenance.

Cash used in investing activities, consisting of capital expenditures for the purchase of computer equipment and software used in product development and customer support, was $134,000 in last year's quarter and $412,000 this quarter.

Net cash used in financing activities was $14,000 in last year's quarter and related to the repayment of capital leases. Net cash provided by financing activities was $101,000 this quarter due to cash received from the exercise of stock options.

Our revolving line of credit expired on October 20, 1998. We are in negotiations to extend, expand or replace our line of credit for working capital. We expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In connection with the lease of our corporate headquarters, we have a $500,000 letter of credit with Silicon Valley Bank. We are in the process of decreasing this letter of credit to $275,000 in compliance with the terms of our lease.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months.

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

Management has initiated a Company-wide program to prepare our internal computer systems and applications (such as our accounting and word processing programs) for Year 2000 compliance. We expect to incur internal staff costs as well as other expenses necessary during the course of such efforts and we expect to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but we do not expect the cost to be material.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) On April 27, 1998, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-47117) with respect to our initial public offering. To date, we have not used any of the approximately $33 million of proceeds from the offering. The proceeds are currently invested in short term, investment grade, interest bearing securities.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit
  No.                            Description


3.1*              Form of Second Amended and Restated Certificate of
                    Incorporation of the Registrant.
3.2*              Form of Amended and Restated By-Laws of the Registrant.
4.1*              Specimen certificate representing the Common Stock
27                Financial Data Schedule (EDGAR only)
99.1              Factors Affecting Future Performance

* Filed as an exhibit to Mobius'  Registration  Statement on Form S-1
  (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 1998



                                        MOBIUS MANAGEMENT SYSTEMS, INC.

                                        By: /s/ E. Kevin Dahill
                                                E. Kevin Dahill
                                                Vice President, Finance, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                Description

3.1*              --    Form of Second Amended and Restated Certificate
                          of Incorporation of the Registrant.
3.2*              --    Form of Amended and Restated By-Laws of the Registrant.
4.1*              --    Specimen certificate representing the Common Stock
27                --    Financial Data Schedule (EDGAR only)
99.1              --    Factors Affecting Future Performance

     * Filed as an exhibit to Mobius' Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.