Form 10-Q
period 1998-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 1999-02-16
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                (Mark one)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1998

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


Number of shares outstanding of the issuer's common stock as of February 3, 1998

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 17,803,150

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


            Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 1998 and December 31, 1998
              Consolidated Statements of Operations
                Three and six months ended December 31, 1997 and 1998
              Consolidated Statement of Stockholders' Equity
                Six months ended December 31, 1998
              Consolidated Statements of Cash Flows
                Six months ended December 31, 1997 and 1998

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

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submission of Matters to a Vote of Securities Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                 December 31,
                                                        June 30,     1998
                                                          1998   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                            $  42,222    $ 44,434
  Accounts receivable, net of allowance
    for doubtful accounts of $612 and
    $580, respectively                                    10,733       8,674
  Software license installments                            7,330      10,348
  Other current assets                                     1,682       2,185
                                                        --------     -------
      Total current assets                                61,967      65,641
Software license installments, non-current portion,
  net of allowance for doubtful accounts of $767
  and $859, respectively                                  13,686      13,491
Property and equipment, net                                2,932       3,345
Other assets                                                 215         216
                                                        --------     -------
Total assets                                            $ 78,800    $ 82,693
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $  9,471    $  8,643
  Deferred maintenance revenue                            11,408      13,273
  Deferred income taxes                                    2,054       3,139
  Other liabilities                                          969          61
                                                        --------    --------
  Total current liabilities                               23,902      25,116
                                                        --------    --------

Deferred maintenance revenue, non-current portion          5,616       4,525
Deferred income taxes, non-current portion                 3,124       3,331
Capital lease obligations, less current portion               36           5
Stockholders' equity:
  Common stock $.0001 par value; authorized 40,000,000
    shares; issued and outstanding 17,694,500 and
    17,789,150 shares, respectively                            2           2
  Additional paid-in capital                              47,994      48,216
  Deferred compensation                                   (2,076)     (1,369)
  Retained earnings                                       12,199      14,819
  Cumulative foreign currency translation adjustment           3          48
  Treasury stock, at cost, 4,091,000
    and 4,091,000 shares, respectively                   (12,000)    (12,000)
                                                        --------    --------
  Total stockholders' equity                              46,122      49,716
                                                        --------    --------
Total liabilities and stockholders' equity              $ 78,800    $ 82,693
                                                        ========    ========


         See accompanying notes to consolidated financial statements.



                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                          Three Months Ended                 Six Months Ended
                                              December 31,                      December 31,
                                           1997            1998            1997             1998
                                      (Unaudited)      (Unaudited)                     (Unaudited)
 Revenues:
   Software license revenues             $ 8,596       $ 13,253        $ 14,293         $ 23,422
   Maintenance and other revenues          4,595          5,852           8,778           11,439
                                         -------       --------        --------         --------
     Total revenues                       13,191         19,105          23,071           34,861

Cost of revenues:
   Software license revenues                 312            232             678              543
   Maintenance and other revenues            862          1,174           1,554            2,478
                                         -------       --------        --------         --------
     Total cost of revenues                1,174          1,406           2,232            3,021

Gross profit                              12,017         17,699          20,839           31,840

Operating expenses:
   Sales and marketing                     6,097          9,702          10,797           18,048
   Research and development                1,869          2,706           3,550            5,277
   General and administrative              1,542          2,326           3,004            3,980
   Stock compensation expense                  -            343               -              666
                                         -------       --------        --------         --------
     Total operating expenses              9,508         15,077          17,351           27,971

Income from operations                     2,509          2,622           3,488            3,869
Miscellaneous income, net                    502            702             820            1,334
                                         -------       --------        --------         --------
Income before income taxes                 3,011          3,324           4,308            5,203
Provision for income taxes                 1,605          1,595           2,355            2,583
Accretion on preferred stock                 102              -             102                -
                                         -------       --------        --------         --------
Net income                                $1,304         $1,729         $ 1,851           $2,620
                                         =======       ========        ========         ========

Basic weighted average shares             10,911         17,788          10,909           17,767
Basic earnings per share                   $0.12          $0.10           $0.17            $0.15

Diluted weighted average shares           16,257         18,928          15,785           18,901
Diluted earnings per share                 $0.08          $0.09           $0.12            $0.14




                                                    MOBIUS MANAGEMENT SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (Unaudited, in thousands)



                                                                                       Cumulative
                                                                                        Foreign
                                                  Additional                            Currency                          Total
                                   Common Stock     Paid in    Retained    Deferred   Translation  Treasury Stock     Stockholders'
                                  Shares  Amount    Capital    Earnings  Compensation  Adjustment  Shares    Amount       Equity
                                  ------  ------    -------    --------  ------------  ----------  ------    ------   ------------

Balance at June 30, 1998          17,695  $  2      $47,994     $12,199    $(2,076)       $  3       4,091  $(12,000)   $46,122
Net income                             -     -           -        2,620          -           -          -         -       2,620
Unrealized translation gain            -     -           -            -          -          45          -         -          45
Stock options exercised               94     -          263           -          -           -          -         -         263
Change in deferred compensation        -     -          (41)          -        707           -          -         -         666
                                ------------------------------------------------------------------------------------------------
Balance at December 31, 1998      17,789  $  2      $48,216     $14,819    $(1,369)       $ 48       4,091  $(12,000)   $49,716
                                ================================================================================================


       See accompanying notes to consolidated financial statements.




                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                              Six Months Ended
                                                                  December 31,
                                                                1997      1998
                                                                     (Unaudited)

Cash flows from operating activities:
Net income                                                 $   1,851    $ 2,620
Adjustments to reconcile net
  income to net cash provided by operating activities:
   Deferred income taxes                                       1,009      1,292
   Depreciation and amortization                                 305        530
   Accretion of Preferred Stock                                  102         --
   Stock compensation expense                                     --        666
     Change in operating assets and liabilities:
     Accounts receivable, net                                  1,555      2,059
     Software license installments                            (4,281)    (2,823)
     Other assets                                             (1,592)      (359)
     Accounts payable and accrued expenses                    (1,904)      (828)
     Other liabilities                                           (78)      (908)
     Deferred maintenance revenue                              4,961        774
                                                             -------     ------
         Total adjustments                                        77        403
                                                             -------     -------
         Net cash provided by operating activities             1,928      3,023
                                                             -------     ------
Cash flows used in investing activities:
   Capital expenditures                                         (322)      (943)
                                                             -------     ------
Cash flows from financing activities:
   Cash received from exercise of stock options                   --        118
   Payments on capital lease obligations                         (26)       (31)
                                                             -------     ------
         Net cash (used in) provided by financing activities     (26)        87
                                                             -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                                     (70)        45
                                                             --------    -------
Net change in cash and cash equivalents                        1,510      2,212
Cash and cash equivalents at beginning
   of period                                                   5,672     42,222
                                                              ------    -------
Cash and cash equivalents at end of period                    $7,182    $44,434
                                                              ======    =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                                $     6   $    12
     Income taxes                                              1,756     2,484


         See accompanying notes to consolidated financial statements.

(1)  Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1998 and December 31, 1998 and for the three and six month periods ended December 31, 1997 and 1998, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

Revenues, expenses, assets and liabilities vary during the year and GAAP requires us to make estimates and assumptions in preparing our interim financial statements. We have made our best effort in establishing good faith estimates and assumptions, however, actual results may differ.

We are responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of our financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in our latest Form 10-K.

(2) Significant Accounting Policies

Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Stock options were dilutive instruments in all four periods and our Series A Convertible Preferred Stock was dilutive for the three and six months ended December 31, 1997.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                                  Three Months Ended December 31,
                                                      1997                                            1998
                                  ------------------------------------------      -----------------------------------------
                                   Net Income        Shares       Per Share         Net Income       Shares      Per Share
                                   (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount


Basic EPS:
  Net income                         $ 1,304                                         $ 1,729
                                     =======                                         =======
  Weighted average
  shares outstanding                                 10,911                                          17,788
Basic EPS                                                           $0.12                                          $0.10
                                                                    =====                                          =====

Diluted EPS:
  Net income                         $ 1,304                                         $ 1,729
                                     =======                                         =======
  Dilutive effect of
  convertible securities                              4,091                                               -
  Dilutive effect of
  stock options                                       1,255                                           1,140
                                                     ------                                          ------
Diluted EPS                                          16,257         $0.08                            18,928        $0.09
                                                     ======         =====                            ======        =====










(2) Significant Accounting Policies (continued)

                                                                     Six Months Ended December 31,
                                                     1997                                            1998
                                 -------------- --------------- ------------      ------------- --------------- ------------
                                  Net Income        Shares       Per Share         Net Income       Shares       Per Share
                                  (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount

Basic EPS:
  Net income                        $ 1,851                                          $2,620
                                    =======                                          ======
  Weighted average
  shares outstanding                                 10,909                                         17,767
Basic EPS                                                          $0.17                                           $0.15
                                                                   =====                                           =====

Diluted EPS:
  Net income                        $ 1,851                                           $2,620
                                    =======                                           ======
  Dilutive effect of
  convertible securities                             4,104                                               -
  Dilutive effect of
  stock options                                        772                                           1,134
                                                    ------                                          ------
Diluted EPS                                         15,785         $0.12                            18,901         $0.14
                                                    ======         =====                            ======         =====


Recent Accounting Pronouncements

On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain components of a multiple element arrangement. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements to be recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. We will adopt SOP 98-9 for software transactions in our next fiscal year which begins on July 1, 1999. We believe our current accounting policies substantially comply with SOP 98-9 and therefore do not expect it to have a material effect on our operations.

3)  Software License Installments

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

(4)  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                       June 30,  December 31,
                                                         1998        1998
                                                       -------    ----------

   Furniture, fixtures and office equipment                508     $  578
   Computer equipment and software                       4,410      5,292
   Leasehold improvements                                  544        572
                                                        ------      -----
                                                         5,462      6,442
   Less accumulated depreciation and amortization       (2,530)    (3,097)
                                                        ------     ------
   Property and equipment, net                          $2,932     $3,345
                                                        ======     ======

Depreciation and amortization expense on property and equipment, including capital leases, was $305,000 and $530,000 for the six month period ended December 31, 1997 and December 31, 1998, respectively.

(5)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                                   June 30,    December 31,
                                                     1998         1998
                                                  ---------    -----------

         Accounts payable                          $  801        $  515
         Compensation and related benefits          4,872         4,476
         Royalty payable                            1,318         1,162
         Other                                      2,480         2,490
                                                   ------        ------
                                                   $9,471        $8,643
                                                   ======        ======

(6)  Stock Incentive Plan

In January, February and March 1998 we granted 350,000, 370,000 and 53,000 stock options, respectively, under our 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. We subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of our preliminary range of per share prices for our Initial Public Offering ("IPO") in April 1998. As a result, for the three and six months ended December 31, 1998, we recognized $343,000 and $666,000 of compensation expense related to these stock options, respectively. We expect to recognize additional compensation expense of approximately $1,369,000 in future periods. This compensation expense will be amortized over the respective option holders' service periods, adjusted for option holders' terminations.

(7) Commitments and Contingencies

Our revolving line of credit expired on October 20, 1998. We are in negotiations to extend, expand or replace our line of credit for working capital. We expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In compliance with the lease of our corporate headquarters, our landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(8) Subsequent Event

After the close of the quarter, we completed negotiations to sell our INFOPAC-TapeSaver product to Technologic Software Concepts, Incorporated of Irvine, California for approximately $3.0 million. TapeSaver accounted for approximately 3.7% of license revenue and approximately 7.2% of maintenance revenue during the most recent quarter. Under the terms of the sale, Technologic will assume responsibility for maintenance support for all current TapeSaver licenses. We will recognize the $3.0 million as license revenue as Technologic makes payments to us over the next five years.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, readers are given a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to our fiscal quarters ended December 31, 1997 and 1998, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained in our Form 10-K, the full text of which is incorporated in this Form 10-Q by this reference and filed as an exhibit hereto.

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

Results of Operations

The following table presents our Consolidated Statements of Income as a percentage of total revenues for the periods indicated:


                                             Three Months Ended      Six Months Ended
                                                December 31,            December 31,
                                              1997       1998         1997        1998
                                              ----       ----         ----        ----
                                                    (Unaudited)               (Unaudited)

Revenues:
  Software license revenues                   65.2%       69.4%       62.0%       67.2%
  Maintenance and other revenues              34.8        30.6        38.0        32.8
                                             -----       -----       -----       -----
         Total revenues                      100.0       100.0       100.0       100.0
Costs of revenues:
  Software license revenues                    2.4         1.2         2.9         1.6
  Maintenance and other revenues               6.5         6.2         6.8         7.1
                                             -----       -----       -----       -----
         Total costs of revenues               8.9         7.4         9.7         8.7
                                             -----       -----       -----       -----
Gross profit                                  91.1        92.6        90.3        91.3
Operating expenses:
  Sales and marketing                         46.2        50.7        46.8        51.8
  Research and development                    14.2        14.2        15.4        15.1
  General and administrative                  11.8        12.2        12.9        11.4
  Stock compensation expense                     -         1.8           -         1.9
                                             -----       -----       -----       -----
         Total operating expenses             72.2        78.9        75.1        80.2
                                             -----       -----       -----       -----
Income from operations                        18.9        13.7        15.2        11.1
Miscellaneous income, net                      3.9         3.7         3.5         3.8
                                             -----       -----       -----       -----
Income before income taxes                    22.8        17.4        18.7        14.9
Provision for income taxes                    12.2         8.3        10.2         7.4
Accretion on Preferred Stock                   0.7           -         0.5           -
                                             -----       -----       -----       -----
Net income available to common stock           9.9%        9.1%        8.0%        7.5%
                                             =====       =====       =====       =====



                Three Months Ended December 31, 1997 Compared to
                      Three Months Ended December 31, 1998

Revenues.

o Software license revenues increased 54.2% from $8.6 million in last year's quarter to $13.3 million this quarter. The increase was primarily attributable to increased sales of our ViewDirect and DocumentDirect products. These increases were offset by decreased sales of the ABS and TapeSaver products.

o Maintenance and other revenues increased 27.4% from $4.6 million in last year's quarter to $5.9 million this quarter. The increase was primarily attributable to the growth of the number and size of software licenses covered by maintenance contracts.
     Other revenues for both periods were not significant.

o Total revenues increased 44.8% from $13.2 million in last year's quarter to $19.1 million this quarter. U.S. revenues increased 49.6% from $11.4 million in last year's quarter to $17.1 million this quarter. Our international revenues increased 13.8% from $1.7 million in last year's quarter to $2.0 million this quarter. Our total revenues have increased primarily because we have sold more licenses for our products to new and existing customers.

Costs of Revenues.

o Costs of license revenues consist primarily of royalties and sublicense fees. The costs of license revenues decreased 25.6% from $312,000 in last year's quarter to $232,000 this quarter, representing 3.6% and 1.8%, respectively, of license revenues in those periods. This decrease was a result of decreases in the sales of products subject to royalties.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 36.2% from $862,000 in last year's quarter to $1.2 million this quarter, representing 18.8% and 20.1% of maintenance and other revenues, respectively. This increase was primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, commissions, bonus and travel and entertainment costs. Sales and marketing expenses also include the cost of branch sales offices, marketing, promotional materials and advertising. Sales and marketing expenses increased 59.1% from $6.0 million in last year's quarter to $9.7 million this quarter. This increase was primarily attributable to hiring more sales staff, which increased personnel related costs.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 44.8% from $1.9 million in last year's quarter to $2.7 million this quarter. The increase is primarily attributable to increased staffing and personnel-related costs. We believe that a significant level of research and development expenses will be required to maintain our competitive position in the future.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 50.8% from $1.5 million in last year's quarter to $2.3 million this quarter. This increase is due to hiring additional personnel, using more subcontractors to assist in enhancing and improving our infrastructure for future growth and an increase in professional fees. We expect general and administrative expenses to increase in fiscal 1999 as a result of adding personnel needed to support our continued expansion of our operations.

Miscellaneous Income consists of license and other interest income, interest expense and foreign currency transaction gains (losses). License and other interest income consists of interest on cash balances and a portion of license payments under installment contracts allocated to interest based on a discount rate. License and other interest income increased from $502,000 in last year's quarter to $702,000 this quarter primarily as a result of the earnings on higher cash balances as a result of our IPO in April 1998 and higher software installments.

Interest expense consists primarily of costs associated with our capital lease obligations. Foreign currency losses consist of realized transaction losses relating to foreign currency exchange rate fluctuations. Both interest expense and foreign currency transaction losses were not material in last year's quarter and this quarter.

Provision for Income Taxes was $1.6 million in each of the quarters. The effective tax rates were 53.3% in last year's quarter and 48.0% this quarter. The effective tax rate has decreased due to new tax structures for certain new foreign subsidiaries which permit consolidation of losses for U.S. tax purposes, tax free investment earnings on higher cash balances in the U.S. and smaller losses of some of our foreign subsidiaries.

                 Six Months Ended December 31, 1997 Compared to
                       Six Months Ended December 31, 1998

Revenues.

o Software license revenues increased 63.9% from $14.3 million in the first six months of fiscal 1998 to $23.4 million the first six months of fiscal 1999. The increase was primarily attributable to increased sales of our ViewDirect and DocumentDirect products. These increases were offset by decreased sales of the ABS and TapeSaver products.

o Maintenance and other revenues increased 30.3% from $8.8 million in first six months of fiscal 1998 to $11.4 million the first six months of fiscal 1999. The increase was primarily attributable to the growth of the number and size of software licenses covered by maintenance contracts. Other revenues for both periods were not significant.

o Total revenues increased 51.1% from $23.1 million in the first six months of fiscal 1998 to $34.9 million the first six months of fiscal 1999. U.S. revenues increased 45.0% from $20.4 million in the first six months of fiscal 1998 to $29.5 million the first six months of fiscal 1999. Our international revenues increased 97.5% from $2.7 million in the first six months of fiscal 1998 to $5.3 million the first six months of fiscal 1999. Our total revenues have increased primarily because we have sold more licenses for our products to new and existing customers.

Costs of Revenues.

o Costs of license revenues decreased 19.9% from $678,000 in the first six months of fiscal 1998 to $543,000 the first six months of fiscal 1999, representing 4.7% and 2.3%, respectively, of license revenues in those periods. This decrease was a result of decreases in the sales of products subject to royalties.

o Costs of maintenance and other revenues increased 59.5% from $1.6 million in the first six months of fiscal 1998 to $2.5 million the first six months of fiscal 1999, representing 17.7% and 21.7% of maintenance and other revenues, respectively. This increase was primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses increased 67.2% from $10.8 million in the first six months of fiscal 1998 to $18.0 million the first six months of fiscal 1999. This increase was primarily attributable to hiring more sales staff, which increased personnel related costs.

o Research and development expenses increased 48.6% from $3.6 million in the first six months of fiscal 1998 to $5.3 million the first six months of fiscal 1999. The increase is primarily attributable to increased staffing and personnel-related costs.

o General and administrative expenses increased 32.5% from $3.0 million in the first six months of fiscal 1998 to $4.0 million the first six months of fiscal 1999. This increase is due to hiring additional personnel and using more subcontractors to assist in enhancing and improving our infrastructure for future growth.

Miscellaneous Income. License and other interest income increased from $820,000 in the first six months of fiscal 1998 to $1.3 million the first six months of fiscal 1999 primarily as a result of earnings on higher cash balances as a result of our IPO in April 1998 and higher software license installments. Both interest expense and foreign currency transaction losses were not material in the first six months of fiscal 1998 and the first six months of fiscal 1999.

Provision for Income Taxes was $2.4 million for the first six months of fiscal 1998 and $2.6 million for the first six months of fiscal 1999. The effective tax rates for these respective periods were 54.7% and 49.6%. The effective tax rate has decreased due to new tax structures for certain new foreign subsidiaries which permit consolidation of losses for U.S. tax purposes, tax free investment earnings on higher cash balances in the U.S. and smaller losses of some of our foreign subsidiaries.
Liquidity and Capital Resources

Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of December 31, 1998, we had cash and cash equivalents of $44.4 million, an increase of $2.2 million from the $42.2 million held at June 30, 1998.

Net cash provided by operating activities was $1.9 million and $3.0 million in the first six months of fiscal 1998 and 1999, respectively. Our primary sources of cash during the first six months of fiscal 1999 were increased net income and decreased accounts receivable. These sources were offset by increases in software license installments, decreases in accounts payable, accrued expenses and liabilities and other assets. Due to successful collection efforts and the seasonality of our business, accounts receivable decreased 19.2% from $10.7 million at June 30, 1998 to $8.7 million at December 31, 1998. Software license installments increased 13.4% from $21.0 million at June 30, 1998 to $23.8 million at December 31, 1998.

Cash used in investing activities, consisting of capital expenditures for the purchase of computer equipment and software used in product development and customer support, was $322,000 in the first six months of fiscal 1998 and $943,000 in the first six months of fiscal 1999.

Net cash used in financing activities was $26,000 in the first six months of fiscal 1998 and related to the repayment of capital leases. Net cash provided by financing activities was $87,000 in the first six months of fiscal 1999 due to cash received from the exercise of stock options.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. We continue negotiations to extend, expand or replace our line of credit for working capital and expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In compliance with the lease of our corporate headquarters in Rye, NY, our landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

After  the  close  of  the  quarter,  we  completed  negotiations  to  sell  our
INFOPAC-TapeSaver product to Technologic Software Concepts, Incorporated of Irvine, California for approximately $3.0 million. TapeSaver accounted for approximately 3.7% of license revenue and approximately 7.2% of maintenance revenue during the most recent quarter. We believe the sale of our INFOPAC-TapeSaver product will not have a material impact on future results of operations. Under the terms of the sale, Technologic will assume responsibility for maintenance support for all current TapeSaver licenses. We will recognize the $3.0 million as license revenue as Technologic makes payments to us over the next five years.

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

We believe that Year 2000 issues may significantly affect the purchasing patterns of our customers and potential customers. Many companies are expending significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products.

Additionally, Year 2000 compliance issues could cause a significant number of companies, including our customers; to re-evaluate their current systems' needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on our business, operating results and financial condition.

Management has implemented a Company-wide program to prepare our internal computer systems and applications (such as our accounting and word processing programs) for Year 2000 compliance. We expect to incur internal staff costs as well as other expenses necessary during the course of such efforts and we expect to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but we do not expect the cost to be material.

In light of above, we do not anticipate any serious Year 2000 problems. We will, however, continue to assess this situation and develop contingency plans as necessary. Our expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems (including power, communications, transportation, or financial systems) necessary for the ordinary conduct of business.


Recent Accounting Pronouncements

On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain components of a multiple element arrangement. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements to be recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. We will adopt SOP 98-9 for software transactions in our next fiscal year which begins on July 1, 1999. We believe our current accounting policies substantially comply with SOP 98-9 and therefore do not expect it to have a material effect on our operations.


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

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on November 23, 1998. The matters submitted to a vote of our stockholders was the election of two directors to the class of directors whose terms expire in 2001 and the ratification of the appointment of our independent auditors.

Our stockholders elected Edward F. Glassmeyer and Kenneth P. Kopelman to our Board of Directors, to hold office until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                  Edward F. Glassmeyer

                  Voted for                          16,901,377
                  Authority withheld                      3,250


                  Kenneth P. Kopelman

                  Voted for                          16,901,377
                  Authority withheld                      3,250


Our stockholders ratified the appointment of KPMG LLP as our independent auditors. The results of the voting were as follows:

                  Voted for                          16,901,927
                  Against                                 2,500
                  Abstain                                   200


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

Date:  February 16, 1998



                         MOBIUS MANAGEMENT SYSTEMS, INC.

                         By: /s/ E. Kevin Dahill
                                 E. Kevin Dahill
                             Vice President, Finance, Chief
                             Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                 Description

3.1*              --    Form of Second Amended and Restated Certificate
                        of Incorporation of the Registrant.
3.2*              --    Form of Amended and Restated By-Laws of the Registrant.
4.1*              --    Specimen certificate representing the Common Stock
27                --    Financial Data Schedule (EDGAR only)
99.1                    Factors Affecting Future Performance

* Filed as an exhibit to Mobius' Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.