Form 10-Q
period 1999-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 1999-05-17
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

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


Number of shares outstanding of the issuer's common stock as of May 4, 1999

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 17,896,400

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


            Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 1998 and March 31, 1999
              Consolidated Statements of Operations
                Three and nine months ended March 31, 1998 and 1999
              Consolidated Statement of Stockholders' Equity
                Nine months ended March 31, 1999
              Consolidated Statements of Cash Flows
                Nine months ended March 31, 1998 and 1999

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

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submission of Matters to a Vote of
                        Securities Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)




                                                                      March 31,
                                                           June 30,     1999
                                                            1998     (Unaudited)
                                                         ---------   ----------
ASSETS
Current assets:
     Cash and cash equivalents                           $ 42,222    $ 36,445
     Marketable securities, at market                           -       9,700
     Accounts receivable, net of allowance for doubtful
         accounts of $612 and $623, respectively           10,733       8,981
     Software license installments                          7,330      10,026
     Other current assets                                   1,682       2,707
                                                          -------     -------
              Total current assets                         61,967      67,859
Software license installments,
     non-current portion, net of allowance for
     doubtful accounts of $767 and $819, respectively      13,686      13,870
Property and equipment, net                                 2,932       3,662
Other assets                                                  215         471
                                                         --------    --------
Total assets                                             $ 78,800    $ 85,862
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses               $  9,471    $  9,973
     Deferred maintenance revenue                          11,408      13,332
     Deferred income taxes                                  2,054       3,595
     Other liabilities                                        969          51
                                                          -------     -------
              Total current liabilities                    23,902      26,951
                                                          -------     -------

Deferred maintenance revenue, non-current portion           5,616       4,110
Deferred income taxes, non-current portion                  3,124       3,704
Capital lease obligations, less current portion                36           -
Stockholders' equity:
     Common stock $.0001 par value; authorized
         40,000,000 shares; issued and outstanding
         17,694,500 and 17,896,400 shares, respectively         2           2
     Additional paid-in capital                            47,994      48,396
     Deferred compensation                                 (2,076)     (1,156)
     Retained earnings                                     12,199      16,099
     Accumulated other comprehensive income, net of tax         3        (244)
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively               (12,000)    (12,000)
                                                         --------    --------
              Total stockholders' equity                   46,122      51,097
                                                         --------    --------
Total liabilities and stockholders' equity               $ 78,800    $ 85,862
                                                         ========    ========


           See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)



                                            Three Months Ended       Nine Months Ended
                                                March 31,                March 31
                                              1998       1999       1998         1999
                                           --------------------------------------------

Revenues:
   Software license revenues                $ 8,075   $ 11,223     $22,368     $ 34,645
   Maintenance and other revenues             4,816      6,660      13,594       18,099
                                           --------------------------------------------
     Total revenues                          12,891     17,883      35,962       52,744

Cost of revenues:
   Software license revenues                    217        282         895          825
   Maintenance and other revenues               866      1,209       2,420        3,687
                                           --------------------------------------------
     Total cost of revenues                   1,083      1,491       3,315        4,512
                                           --------------------------------------------
Gross profit                                 11,808     16,392      32,647       48,232

Operating expenses:
   Sales and marketing                        6,566      9,684      17,363       27,732
   Research and development                   1,975      2,630       5,525        7,907
   General and administrative                 1,740      2,098       4,744        6,078
   Stock compensation expense                   313        213         313          879
                                            -------------------------------------------
     Total operating expenses                10,594     14,625      27,945       42,596

Income from operations                        1,214      1,767       4,702        5,636
Miscellaneous income, net                       533        687       1,353        2,021
                                            -------------------------------------------
Income before income taxes                    1,747      2,454       6,055        7,657
Provision for income taxes                      979      1,174       3,334        3,757
Accretion on preferred stock                      -          -         102            -
                                            -------------------------------------------
Net income                                    $ 768     $1,280     $ 2,619       $3,900
                                            ===========================================

Basic weighted average shares                10,909     17,815      10,909       17,783
                                            ===========================================
Basic earnings per share                      $0.07      $0.07       $0.24        $0.22
                                            ===========================================

Diluted weighted average shares              16,435     19,239      16,277       18,973
                                            ===========================================
Diluted earnings per share                    $0.05      $0.07       $0.16        $0.21
                                            ===========================================


        See  accompanying   notes  to  consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                                                                     Accumulated
                                                                                        Other
                                                    Additional                       Comprehensive                         Total
                                     Common  Stock    Paid in    Deferred   Retained    Income,     Treasury Stock    Stockholders'
                                     Shares  Amount   Capital  Compensation Earnings  net of tax    Shares    Amount      Equity

Balance at June 30, 1998             17,695  $  2     $47,994   $(2,076)    $12,199       $ 3        4,091 $(12,000)      $46,122
Net income                                -     -          -          -       3,900         -            -        -         3,900
Change in other comprehensive income      -     -          -          -           -      (247)           -        -          (247)
Stock options exercised                 201     -         443         -           -         -            -        -           443
Change in deferred compensation           -     -         (41)      920           -         -            -        -           879
                                     --------------------------------------------------------------------------------------------
Balance at March 31, 1999            17,896  $  2     $48,396   $(1,156)    $16,099     $(244)       4,091 $(12,000)      $51,097
                                     ============================================================================================


    See  accompanying   notes  to  consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                             Nine Months Ended
                                                                 March 31,
                                                              1998      1999
                                                           -------    -------

Cash flows from operating activities:
  Net income                                               $ 2,619    $ 3,900
Adjustments to reconcile net income to
  net cash provided by operating  activities:
   Deferred income taxes                                     1,433      2,121
   Depreciation and amortization                               508        841
   Accretion of Preferred Stock                                102          -
   Stock compensation expense                                  313        879
Change in operating assets and liabilities:
   Accounts receivable, net                                  4,651      1,752
   Software license installments                            (5,679)    (2,880)
   Other assets                                             (1,481)    (1,281)
   Accounts payable and accrued expenses                    (2,289)       692
   Other liabilities                                            71       (918)
   Deferred maintenance revenue                              4,880        418
                                                           -------     ------
       Total adjustments                                     2,509      1,624
                                                           -------     ------
       Net cash provided by operating activities             5,128      5,524
                                                           -------     ------
Cash flows from investing activities:
   Purchase of marketable securities                             -     (9,697)
   Capital expenditures                                     (1,101)    (1,571)
                                                           -------     -------
       Net cash used in investing activities                (1,101)   (11,268)
                                                           -------     -------
Cash flows from financing activities:
   Cash received from exercise of stock options                  -        253
   Payments on capital lease obligations                       (43)       (36)
                                                           -------     ------
       Net cash (used in) provided by financing activities     (43)       217
                                                           -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                                    13       (250)
                                                           -------     ------
Net change in cash and cash equivalents                      3,997     (5,777)
Cash and cash equivalents at beginning
   of period                                                 5,672     42,222
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 9,669    $36,445
                                                           =======    =======

Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                              $     9    $    15
     Income taxes                                            1,804      3,222


     See  accompanying   notes  to  consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

(1)  Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1998 and March 31, 1999 and for the three and nine month periods ended March 31, 1998 and 1999, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

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

(2) Significant Accounting Policies

Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Stock options were dilutive instruments in all four periods and our Series A Convertible Preferred Stock was dilutive for the three and nine months ended March 31, 1998. All of our Seris A Convertible Preferred Stock was converted into common stock upon the completion of our initial public offering ("IPO").

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations:


                                                                   Three Months Ended March 31,
                                                      1998                                            1999
                                  -------------------------------------------      ----------------------------------------
                                   Net Income        Shares       Per Share         Net Income       Shares      Per Share
                                   (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                  -------------- --------------- ------------      ------------- --------------- -----------

Basic EPS:
  Net income                          $ 768                                          $ 1,280
                                      =====                                          =======
  Weighted average
    shares outstanding                               10,909                                          17,815
Basic EPS                                                           $0.07                                          $0.07
                                                                    =====                                          =====

Diluted EPS:
  Net income                          $ 768                                          $ 1,280
                                      =====                                          =======
  Dilutive effect of
    convertible securities                            4,171                                               -
  Dilutive effect of
    stock options                                     1,355                                           1,424
                                                     ------                                          ------
Diluted EPS                                          16,435         $0.05                            19,239        $0.07
                                                     ======         =====                            ======        =====








                                                                  Nine Months Ended March 31,
                                                     1998                                            1999
                                 -------------------------------------------      -----------------------------------------
                                  Net Income        Shares       Per Share         Net Income       Shares       Per Share
                                  (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount
                                 -------------- --------------- ------------      ------------- --------------- -----------

Basic EPS:
  Net income                        $ 2,619                                         $ 3,900
                                    =======                                         =======
  Weighted average
    shares outstanding                              10,909                                          17,783
Basic EPS                                                          $0.24                                           $0.22
                                                                   =====                                           =====

Diluted EPS:
  Net income                        $ 2,619                                         $ 3,900
                                    =======                                         =======
  Dilutive effect of
    convertible securities                           4,127                                              -
  Dilutive effect of
    stock options                                    1,241                                           1,190
                                                    ------                                          ------
Diluted EPS                                         16,277         $0.16                            18,973         $0.21
                                                    ======         =====                            ======         =====


Marketable Securities

Our marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Recent Accounting Pronouncements

On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain multiple element arrangements. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements to be recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. We will adopt SOP 98-9 for software transactions in our next fiscal year, which begins on July 1, 1999. We believe our current accounting policies substantially comply with SOP 98-9 and therefore do not expect it to have a material effect on our operations.

3)  Marketable Securities

In January 1999, we invested in marketable securities. Our available for sale securities at March 31, 1999 are summarized as follows:

                                 Gross Unrealized
                      Cost       Gain         Loss     Market Value

Debt Securities       $9,697      $4           $1       $9,700

The difference between gross unrealized gains and losses was included in accumulated other comprehensive income in the consolidated statement of stockholders' equity as of March 31, 1999. There were no sales of available for sale marketable securities during the three and nine months ended March 31, 1999.

4)  Software License Installments

We offer extended payment terms to some of our customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software license installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the license contract.

(5)  Property and Equipment

Property and equipment consist of the following:


                                                      June 30,    March 31,
                                                        1998        1999
                                                       ------     --------

    Furniture, fixtures and office equipment          $   508      $  590
    Computer equipment and software                     4,410       5,899
    Leasehold improvements                                544         602
                                                       ------      ------
                                                        5,462       7,091
    Less accumulated depreciation and amortization     (2,530)     (3,429)
                                                       ------      ------
    Property and equipment, net                        $2,932      $3,662
                                                       ======      ======


     Depreciation and amortization expense on property and equipment, including capital leases, was $203, $508, $311 and $841 for the three and nine month period ended March 31, 1998 and March 31, 1999, respectively.

(6)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                    June 30,  March 31,
                                                      1998       1999
                                                    ------     -------

      Accounts payable                              $  801      $1,051
      Compensation and related benefits              4,872       4,893
      Royalty payable                                1,318       1,164
      Other                                          2,480       2,865
                                                    ------      ------
                                                    $9,471      $9,973
                                                    ======      ======

(7)  Stock Incentive Plan

In January, February and March 1998 we granted 350, 370 and 53 stock options, respectively, under our 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. We subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of our range of per share prices for our Initial Public Offering ("IPO") in April 1998. As a result, we recognized compensation expense of $313 for the three and nine months ended March 31, 1998 and $213 and $879 for the three and nine months ended March 31, 1999, respectively. We expect to recognize additional compensation expense of approximately $1,156 in future periods. This compensation expense will be amortized over the respective option holders' service periods, adjusted for option holders' terminations.

(8)  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that we disclose comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available for sale. Comprehensive income is as follows:


                                       Three months ended   Nine months ended
                                            March 31,            March 31,
                                         1998     1999       1998      1999
                                         ----     ----       ----      ----

Net Income                               $ 768   $1,280     $2,619    $3,900
Unrealized marketable securities gain        -        3          -         3
Unrealized translation gain (loss)          83     (295)        13      (250)
                                       -------------------------------------
Comprehensive Income                     $ 851    $ 988     $2,632    $3,653
                                       =====================================


(9) Commitments and Contingencies

Our revolving line of credit expired on October 20, 1998. We are in negotiations to expand our line of credit for working capital. We expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In compliance with the lease of our corporate headquarters, our landlord holds a letter of credit with Silicon Valley Bank for $275. This letter of credit is secured by a certificate of deposit.

(10) Sale of INFOPAC-Tapesaver

In January 1999, we sold our INFOPAC-TapeSaver product to Technologic Software Concepts, Incorporated of Irvine, California for approximately $3,000. Under the terms of the sale, Technologic will assume responsibility for maintenance support for all current TapeSaver licenses. As a result of this arrangement, we will recognize $3,000 of license revenue as Technologic makes payments to us over the next five years, and approximately $1,000 of maintenance revenue through December 31, 1999. For the quarter ended March 31, 1999, we recognized approximately $400 of license revenue and approximately $400 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as Technologic sells TapeSaver to its customers and will be $112,500 each quarter thereafter for the remaining four years of the contract.

Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, readers are given a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to our fiscal quarters ended March 31, 1998 and 1999, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained in our Form 10-K, the full text of which is incorporated in this Form 10-Q by this reference and filed as an exhibit hereto.

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

Results of Operations

The following table presents our Consolidated Statements of Income as a percentage of total revenues for the periods indicated:


                                                  Three Months Ended          Nine Months Ended
                                                       March 31,                   March 31,
                                                 1998            1999         1998           1999
                                                ------           -----        ----           -----
                                                       (Unaudited)                 (Unaudited)

Revenues:
  Software license revenues                      62.6%           62.8%        62.2%           65.7%
  Maintenance and other revenues                 37.4            37.2         37.8            34.3
                                                -----           -----        -----           -----
         Total revenues                         100.0           100.0        100.0           100.0
Costs of revenues:
  Software license revenues                       1.7             1.6          2.5             1.6
  Maintenance and other revenues                  6.7             6.7          6.7             7.0
                                                -----           -----        -----           -----
         Total costs of revenues                  8.4             8.3          9.2             8.6
                                                -----           -----        -----           -----
Gross profit                                     91.6            91.7         90.8            91.4
Operating expenses:
  Sales and marketing                            51.0            54.2         48.3            52.5
  Research and development                       15.3            14.7         15.4            15.0
  General and administrative                     13.5            11.7         13.2            11.5
  Stock compensation expense                      2.4             1.2          0.9             1.7
                                                -----           -----        -----           -----
         Total operating expenses                82.2            81.8         77.8            80.7
                                                -----           -----        -----           -----
Income from operations                            9.4             9.9         13.0            10.7
Miscellaneous income, net                         4.2             3.8          3.8             3.8
                                                -----           -----        -----           -----
Income before income taxes                       13.6            13.7         16.8            14.5
Provision for income taxes                        7.6             6.5          9.2             7.1
Accretion on preferred stock                        -               -          0.3               -
                                                ------          -----        -----           -----
Net income                                        6.0%            7.2%         7.3%            7.4%
                                                =====           =====        =====           =====



Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1999

Revenues.

o Software license revenues increased 39.0% from $8.1 million in last year's quarter to $11.2 million this quarter. The increase was primarily attributable to increased sales of our ViewDirect and DocumentDirect products. These increases were offset by decreased sales of the INFOPAC ABS product.

o Maintenance and other revenues increased 38.3% from $4.8 million in last year's quarter to $6.7 million this quarter. The increase was primarily attributable to the growth of the number of maintenance contracts and within the contracts, the number of users. Other revenues for both periods were not significant.

o Total revenues increased 38.7% from $12.9 million in last year's quarter to $17.9 million this quarter. U.S. revenues increased 36.2% from $11.8 million in last year's quarter to $16.0 million this quarter. Our international revenues increased 64.9% from $1.1 million in last year's quarter to $1.9 million this quarter. Our total revenues have increased primarily because we have sold more licenses for our products to new and existing customers.

Costs of Revenues.

o Costs of license revenues consist primarily of royalties and sublicense fees. The costs of license revenues increased 30.0% from $217,000 in last year's quarter to $282,000 this quarter, representing 2.7% and 2.5%, respectively, of license revenues in those periods. Royalties and sublicense fees decreased as a percentage of license revenue as a result of changes in the mix of products subject to royalties and a decrease in the number of software components subject to royalties.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 39.6% from $866,000 in last year's quarter to $1.2 million this quarter, representing 18.0% and 18.2% of maintenance and other revenues, respectively. This increase was primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing expenses also include the cost of branch sales offices, marketing, promotional materials and advertising. Sales and marketing expenses increased 47.5% from $6.6 million in last year's quarter to $9.7 million this quarter. This increase was primarily attributable to hiring more sales staff, which increased personnel related costs.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 33.2% from $2.0 million in last year's quarter to $2.6 million this quarter. The increase was primarily attributable to increased staffing and personnel-related costs. We believe that a significant level of research and development expenses will be required to maintain our competitive position in the future.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 20.6% from $1.7 million in last year's quarter to $2.1 million this quarter. This increase was due to hiring additional personnel, using more subcontractors to assist in enhancing and improving our infrastructure for future growth and an increase in professional fees. We expect general and administrative expenses to increase in fiscal 1999 as a result of adding personnel needed to support our continued expansion of our operations.

Miscellaneous Income consists of license and other interest income, interest expense and foreign currency transaction gains (losses). License and other interest income consists of interest on cash balances and a portion of license payments under installment contracts allocated to interest based on a discount rate. License and other interest income increased from $541,000 in last year's quarter to $700,000 this quarter primarily as a result of the earnings on higher cash and marketable securities balances as a result of our IPO in April 1998 and higher software license installment sales.

Interest expense consists primarily of costs associated with our capital lease obligations. Foreign currency losses consist of realized transaction losses relating to foreign currency exchange rate fluctuations. Both, interest expense and foreign currency transaction losses were not material in last year's quarter nor this quarter.

Provision for Income Taxes was $1.0 million in last year's quarter and $1.2 million this quarter. The effective tax rates were 56.0% in last year's quarter and 47.8% this quarter. The effective tax rate has decreased due to new tax structures for certain new foreign subsidiaries which permit consolidation of losses for U.S. tax purposes, tax free investment earnings on higher cash balances in the U.S. and smaller losses in some of our foreign subsidiaries.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1999

Revenues.

o Software license revenues increased 54.9% from $22.4 million in the first nine months of fiscal 1998 to $34.6 million the first nine months of fiscal 1999. The increase was primarily attributable to increased sales of our ViewDirect and DocumentDirect products. These increases were offset by decreased sales of our Infopac ABS product.

o Maintenance and other revenues increased 33.1% from $13.6 million in first nine months of fiscal 1998 to $18.1 million the first nine months of fiscal 1999. The increase was primarily attributable to the growth of the number of maintenance contracts and within the contracts, the number of users. Other revenues for both periods were not significant.

o Total revenues increased 46.7% from $36.0 million in the first nine months of fiscal 1998 to $52.7 million the first nine months of fiscal 1999. U.S. revenues increased 41.8% from $32.1 million in the first nine months of fiscal 1998 to $45.5 million the first nine months of fiscal 1999. Our international revenues increased 87.8% from $3.8 million in the first nine months of fiscal 1998 to $7.2 million the first nine months of fiscal 1999. Our total revenues have increased primarily because we have sold more licenses for our products to new and existing customers.

Costs of Revenues.

o Costs of license revenues decreased 7.8% from $895,000 in the first nine months of fiscal 1998 to $825,000 the first nine months of fiscal 1999, representing 4.0% and 2.4%, respectively, of license revenues in those periods. This decrease was a result of decreases in the sales of products subject to royalties.

o Costs of maintenance and other revenues increased 52.4% from $2.4 million in the first nine months of fiscal 1998 to $3.7 million the first nine months of fiscal 1999, representing 17.8% and 20.4% of maintenance and other revenues, respectively. This increase was primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses increased 59.7% from $17.4 million in the first nine months of fiscal 1998 to $27.7 million the first nine months of fiscal 1999. This increase was primarily attributable to hiring more sales staff, which increased personnel related costs.

o Research and development expenses increased 43.1% from $5.5 million in the first nine months of fiscal 1998 to $7.9 million the first nine months of fiscal 1999. The increase is primarily attributable to increased staffing and personnel-related costs.

o General and administrative expenses increased 28.1% from $4.7 million in the first nine months of fiscal 1998 to $6.1 million the first nine months of fiscal 1999. This increase is due to hiring additional personnel and using more subcontractors to assist in enhancing and improving our infrastructure for future growth.

Miscellaneous Income. License and other interest income increased from $1.4 million in the first nine months of fiscal 1998 to $2.1 million the first nine months of fiscal 1999 primarily as a result of earnings on higher cash balances as a result of our IPO in April 1998 and higher software license installments. Interest expense was not material in the first nine months of fiscal 1998 and the first nine months of fiscal 1999. Foreign currency transaction losses increased from $12,000 in the first nine months of fiscal 1998 to $102,000 in the first nine months of fiscal 1999. This loss is due to the increase in the value of the dollar in relation to the foreign currency in the countries where we operate our largest subsidiaries.

Provision for Income Taxes was $3.3 million for the first nine months of fiscal 1998 and $3.8 million for the first nine months of fiscal 1999. The effective tax rates for these respective periods were 55.1% and 49.1%. The effective tax rate has decreased due to new tax structures for certain new foreign subsidiaries which permit consolidation of losses for U.S. tax purposes, tax free investment earnings on higher cash balances in the U.S. and smaller losses of some of our foreign subsidiaries.

Liquidity and Capital Resources

Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of March 31, 1999, we had cash and cash equivalents of $36.4 million, a decrease of $5.8 million from the $42.2 million held at June 30, 1998. This decrease was the result of investing $9.7 million of our cash into marketable securities.

Net cash provided by operating activities was $5.1 million and $5.5 million in the first nine months of fiscal 1998 and 1999, respectively. Our primary sources of cash during the first nine months of fiscal 1999 were increased net income, increased deferred taxes and decreased accounts receivable. These sources were offset by increases in software license installments, increases in other assets and decreases in other liabilities. Accounts receivable decreased 16.3% from $10.7 million at June 30, 1998 to $9.0 million at March 31, 1999 which corresponds with fluctuations in license revenue, software installments and maintenance billings. Software license installments increased 13.7% from $21.0 million at June 30, 1998 to $23.9 million at March 31, 1998.

Cash used in investing activities primarily consisted of the purchase of investments of $9.7 million in marketable securities. In addition, there were capital expenditures of $1.1 million in the first nine months of fiscal 1998 and $1.6 million in the first nine months of fiscal 1999 for the purchase of computer equipment and software.

Net cash used in financing activities was $43,000 in the first nine months of fiscal 1998 and related to the repayment of capital leases. Net cash provided by financing activities was $217,000 in the first nine months of fiscal 1999 primarily due to cash received from the exercise of stock options.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. We continue negotiations to expand our line of credit for working capital and expect that the new line of credit will be secured by certain assets and may contain certain financial restrictions and covenants such as maintaining minimum amounts of cash, net worth and profitability. In compliance with the lease of our corporate headquarters in Rye, NY, our landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

In January 1999, we sold our INFOPAC-TapeSaver product to Technologic Software Concepts, Incorporated of Irvine, California for approximately $3,000. Under the terms of the sale, Technologic will assume responsibility for maintenance support for all current TapeSaver licenses. As a result of this arrangement, we will recognize $3,000 of license revenue as Technologic makes payments to us over the next five years, and approximately $1,000 of maintenance revenue through December 31, 1999. For the quarter ended March 31, 1999, we recognized approximately $400 of license revenue and approximately $400 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as Technologic sells TapeSaver to its customers and will be $112,500 each quarter thereafter for the remaining four years of the contract.

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

Additionally, Year 2000 compliance issues could cause a significant number of companies, including our customers to re-evaluate their current systems' needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on our business, operating results and financial condition.

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

In light of the above, we do not anticipate any serious Year 2000 problems. We will, however, continue to assess this situation and develop contingency plans as necessary. Our expectations with respect to these Year 2000 issues are based on the assumption that there will be no general failure of external systems (including power, communications, transportation, or financial systems) necessary for the ordinary conduct of business.

Recent Accounting Pronouncements

On March 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for multiple element arrangements. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. We will adopt SOP 98-9 for software transactions in our next fiscal year, which begins on July 1, 1999. We believe our current accounting policies substantially comply with SOP 98-9 and therefore do not expect it to have a material effect on our operations.

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

Date:  May 14, 1999

                            MOBIUS MANAGEMENT SYSTEMS, INC.

                            By: /s/ E. Kevin Dahill
                                    E. Kevin Dahill
                                    Vice President, Finance, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
  No.           Description                                           Page no.


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