Form 10-K
period 1999-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 1999-09-28
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER: 0-24077

                         Mobius Management Systems, Inc.
             (Exact name of registrant as specified in its charter)



                  Delaware                             13-3078745
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification Number)

      120 Old Post Road, Rye, New York                         10580
(Address of registrant's principal executive offices)       (Zip code)

                                  914-921-7200
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered

Common Stock, $.0001 par value                           NASDAQ

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1943 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |x|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on September 15, 1999 as reported on NASDAQ, was approximately $27.5 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 1999, Registrant had outstanding 17,920,650 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed no later than October 28, 1999 pursuant to Regulation 14A, are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.

ITEM 1.  Business
ITEM 2.  Properties
ITEM 3.  Legal Proceedings
ITEM 4.  Submission of Matters to a Vote of Security Holders

PART II.

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
ITEM 6.  Selected Consolidated Financial Data
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.  Financial Statements and Supplementary Data
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

PART III.

ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial
         Owners and Management
ITEM 13. Certain Relationships and Related Transactions

PART IV.

ITEM 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K

SIGNATURES

FORWARD LOOKING STATEMENTS

         Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, those discussed in "Factors Affecting Future Performance" in
Item 1 - Business. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

         Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of software products designed to provide network- and Web-based access, presentation and distribution of large volumes of diverse enterprise information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and government entities use the Company's software to facilitate customer service and other mission-critical functions. The Company's software products store, retrieve and present computer and non-computer generated documents, such as text, images, video or audio recordings, customer statements, checks, external correspondence and remittance forms. The products can be used by a single department, multiple departments or centrally by an entire enterprise.

         Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Australia, Switzerland, Japan and the Benelux. Mobius's company headquarters are located at 120 Old Post Road, Rye, NY 10580 and their telephone number is (914) 921-7200.

Industry Background

         Organizations need to retain information for long periods of time to meet operational, regulatory and legal requirements or to satisfy customer and other inquiries. For example, credit card companies store records of each charge transaction; brokerage firms store records of every trade; and telephone companies store records of individual telephone calls. This voluminous information must be quickly and accurately retrieved to support customer service, meet legal requirements and reach more informed business decisions. Customers have become dependent upon organizations to accurately account for transaction, other information and demand rapid and consistent access to their records. Increasingly, customers expect self-service access via the Internet using readily available Web browser technology.

         Organizations are also faced with the need to store and distribute large volumes of report output produced by various applications, particularly enterprise resource planning ("ERP") systems. Furthermore, organizations wish to present customized views of this information to their employees, customers and suppliers over intranets with easy to learn common graphical user interfaces such as Web browsers.

         Traditional approaches such as paper, microfiche, and relational databases, are usually cumbersome and do not lend themselves to a fully integrated, comprehensive information management system solution. Moreover, many organizations maintain a number of discrete, non-integrated systems, each of which provides access to only a portion of the organization's stored information. When the organization needs to access all information about a particular customer or transaction, these disparate systems make retrieval costly and time consuming. Mobius seeks to provide integrated system solutions capable of storing, retrieving and presenting all information relevant to a customer or transaction, regardless of format or storage site.

Products

         Mobius's products include server products, which act as hosts on central processing computers or networks, and client products that access the host software whenever host resources are needed. The Company's primary products are ViewDirect, which stores and retrieves documents; DocumentDirect, which enables document viewing; DocumentDirect for the Internet, which makes information available over the Internet and corporate intranets; DocumentDirect Application Suite, a series of industry-specific application templates for document viewing and DocuAnalyzer, a data mining tool. In addition, Mobius offers INFOPAC-ABS which is a data center quality control product and until its sale in January 1999 offered INFOPAC-TapeSaver for managing large tape storage facilities.

         ViewDirect. ViewDirect stores and presents virtually any record of a business transaction, including computer-generated reports; print-formatted documents, such as customer statements; scanned images; and undefined transactions created in other computing environments for example, those created for display devices such as generic Internet browsers. ViewDirect provides direct, on-line access to information stored on disk, tape or optical devices. It supports both host-based and network-based implementations, and operates on desktop computers and on the largest enterprise servers or "mainframe" computers.

         DocumentDirect. DocumentDirect is a Windows-based full-function viewer. It provides a common "dashboard" through which the user is able to access any type or number of documents stored in ViewDirect archives. DocumentDirect can simultaneously display diversely formatted documents and facilitates the annotation and reformatting of documents.

         DocumentDirect for the Internet. DocumentDirect for the Internet is designed to provide secure, self-service access to documents over the Internet and corporate intranets. DocumentDirect for the Internet makes all the documents in ViewDirect archives available for viewing via Internet browsers. It supports e-business applications such as electronic bill presentment and payment ("EBPP").

         DocumentDirect Application Suite. DocumentDirect Application Suite is designed to be used by those who need fast access to documents in a customized environment. It provides customized report views with secured access to all reports and documents across the enterprise as well as templates that meet a wide range of vertical industry application needs in banking, insurance, financial services, telecommunications and healthcare.

         DocuAnalyzer. DocuAnalyzer is a Windows-based data mining product that makes the data in the ViewDirect archive available for analysis without re-keying. It simplifies the conversion of character data into a table format to help with "drill-down", analysis, graphing and creation of new reports. Mobius sells DocuAnalyzer in connection with a license arrangement with a third party.

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

         INFOPAC-TapeSaver. INFOPAC-TapeSaver is an enterprise server-based software product that is designed to optimize the utilization of tape and tape devices. In January 1999, the Company sold this product to Technologic Software Concepts, Incorporated of Irvine, California. See Note 17 of Notes to Consolidated Financial Statements.

Sales and Marketing

         The Company sells and markets its products primarily through a direct sales force based in Chicago, with additional sales offices in Atlanta, GA; Boston, MA; Dallas, TX; Denver, CO; Falls Church, VA; Fountain Valley, CA; Morristown, NJ; Madison, WI; Minneapolis, MN; Rye, NY and St. Louis, MO.

         In March 1993, Mobius established its first foreign subsidiary, Mobius UK, in England. From fiscal 1995 to fiscal 1999, Mobius has established subsidiaries in France, Germany, Italy, Australia, Switzerland, Sweden, Japan and the Benelux. These subsidiaries provide Mobius with an international direct sales force.

Customer Satisfaction

         Mobius provides twenty-four hour, seven-day-a-week support services for all of its products through its United States and foreign support centers. Complex diagnostics and product corrections are provided exclusively through the United States support center. In addition, Mobius hires independent professional service organizations to provide customers with post sale assistance for their products, on-site implementation services and customizations.

Research and Development

         The Company intends to continue to make substantial investments in research and development to maintain and enhance its product lines. Mobius believes that its future success will, in large part, depend on its ability to maintain and improve current products and develop new products that meet the emerging needs of the marketplace. The Company's research and development efforts focus on designing and developing reliable and easy-to-use products. Mobius's product development cycle (from funding a product development project until the new product is shipped to the marketplace) typically is less than six months to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. The Company divides its development team into groups delineated by product functionality and employs advanced Rapid Application Development ("RAD") tools to facilitate short development cycles for functional enhancements while maintaining product reliability.

Employees

         As of June 30, 1999, Mobius employed 438 people: 252 in Sales and Marketing; 47 in Customer Satisfaction; 82 in Research and Development; and 57 in General and Administrative. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

         No single customer accounted for 10% or more of consolidated revenues in fiscal years 1997, 1998 or 1999.

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. "Factors Affecting Future Performance" below, includes a description of the competitive environment in which the Company does business.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

         Mobius's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for Mobius's products, introductions of new products and product enhancements by Mobius or its competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions.

         The timing, size and nature of individual license transactions are important factors in Mobius's quarterly operating results. Many of Mobius's license transactions involve large dollar commitments by customers, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that Mobius will be successful in closing large license transactions within the fiscal period in which they are budgeted, if at all.

         Mobius's business has experienced and is expected to continue to experience significant seasonality, with revenues typically peaking primarily in the fourth (June) fiscal quarter and to a lesser extent in the second (December) fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and Mobius's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above.

     Due to all of the foregoing factors and other factors described below, revenues for any period are subject to significant variation, and Mobius believes that period-to-period comparisons of its operating results are not necessarily meaningful. Such comparisons may not be reliable indicators of future performance.

Technological Change

         The market for Mobius's software is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

         To date, a substantial portion of Mobius's revenues have been attributable to the licensing of its ViewDirect and DocumentDirect software and the provision of related maintenance services. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as competition or technological change, could have a material adverse effect on its business, operating results and financial condition.

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Eastman Kodak Co., New Dimension Software Ltd., Quest Software, Inc. and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results and financial condition.

International Sales and Operations

         Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, the Company's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or hire additional qualified personnel who will successfully be able to market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results and financial condition.

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which the Company maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Notes 2 and 16 of Notes to Consolidated Financial Statements.

Expansion of Indirect Channels

         To date, sales through indirect sales channels have not been significant although Mobius intends to invest resources to develop these channels. Mobius's ability to achieve revenue growth in the future will be affected by its success in expanding existing and establishing additional relationships with strategic partners. Mobius expects to receive lower unit prices when selling through indirect channels; therefore, if Mobius is successful in selling products through indirect channels, its gross margins as a percentage of revenue will decrease.

Extended Payment Risk

         Terms of sale are a competitive factor in Mobius's markets. Mobius offers extended payment terms to some of its customers, generally three years for server products and five years for client products. The license revenue for these extended payment agreements is recorded at the time of sale as the present value of the contract payments expected over the life of the agreement, net of bundled maintenance fees. Interest income from these agreements is recognized over the term of the financing based on the discount rate used by the Company to determine present value. Although Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on Mobius's business, operating results and financial condition. For more information on these extended payment agreements see Notes 2 and 3 of Notes to Consolidated Financial Statements.

Protection of Intellectual Property

         Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no patents or patent applications pending covering any aspect of its software products. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

         Mobius's products are generally provided to customers in object code format only. However, Mobius enters into arrangements with its customers that releases the source code to the customer upon the occurrence of certain events, such as bankruptcy or insolvency of Mobius or certain material breaches of the license agreement by Mobius. In the event of any release of the source code pursuant to these arrangements, the customer's license is generally limited to use of the source code to maintain, support and configure its software products. Notwithstanding such provision, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse of its intellectual property.

         Mobius is not aware that any of its products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by Mobius with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Mobius to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Mobius or at all, which could have a material adverse effect on its business, operating results and financial condition.

Dependence on Licensed Technology

         Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on its sales unless and until the Company can replace the functionality provided by these products. In addition, Mobius is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on its business, operating results and financial condition.

Risk of Product Defects; Product Liability

         Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. Mobius could in the future lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in the Company's software. Although Mobius's business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius's reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results and financial condition.

      Mobius's license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in its license agreements may not be effective under the laws of certain jurisdictions. Although Mobius has not experienced any product liability claims to date, the sale and support of products by Mobius may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. Mobius does not maintain product liability insurance. A successful product liability claim brought against Mobius could have a material adverse effect on its business, operating results and financial condition.

Year 2000 Compliance

      Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. For a discussion on Year 2000 compliance by Mobius and how Year 2000 compliance may affect its future performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Management of Growth; Dependence on Senior Management and Other Key Employees

         Mobius's ability to effectively manage its future growth, if any, will require it to continue to improve the Company's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results and financial condition would be materially adversely affected.

      Mobius's success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results and financial condition.

ITEM 2. PROPERTIES

         Mobius is headquartered in Rye, New York, where it leases an aggregate of approximately 57,200 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago. Mobius leases an aggregate of approximately 87,900 additional square feet of space domestically and internationally for its other sales offices. Mobius believes that these facilities are adequate to meet its current needs and that suitable additional space will be available as needed to accommodate physical expansions of corporate operations and for additional sales and service field offices.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, Mobius is involved in litigation relating to claims arising out of its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II.
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         Mobius's common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since the initial public offering on April 27, 1998. According to records of Mobius's transfer agent, Mobius had approximately 65 stockholders of record as of September 15, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of the Common Stock on the NASDAQ National Market for the periods indicated.
                                                         High            Low

Quarter ended June 30, 1998(beginning April 27, 1998)   $19.75          $11.50
Quarter ended September 30, 1998                        $16.25           $5.62
Quarter ended December 31, 1998                         $14.88           $5.88
Quarter ended March 31, 1999                            $24.44          $13.00
Quarter ended June 30, 1999                             $20.75           $7.38

         Mobius has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Mobius currently intends to retain future earnings to fund the development and growth of its business. Payment of future dividends, if any, will be at the discretion of its Board of Directors after taking into account various factors, including Mobius's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 1999 are derived from the consolidated financial statements of Mobius, which statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1998 and 1999 and for each of the years in the three year period ended June 30, 1999, and the report thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

                                                                              Years Ended June 30,
                                                             1995       1996      1997       1998        1999
                                                            ------    -------   -------     ------      ------
Consolidated Statement of Income Data
(in thousands, except per share data):

Revenues:
  Software license revenues                                $12,729    $18,769   $26,112     $37,929     $48,811
  Maintenance and other revenues                             9,676     12,189    15,215      18,598      25,025
                                                           -------    -------   -------     -------     -------
         Total revenues                                     22,405     30,958    41,327      56,527      73,836
                                                           -------    -------   -------     -------     -------
Costs of revenues:
  Software license revenues                                    614        626     1,336       1,443       1,223
  Maintenance and other revenues                             2,049      2,716     2,923       3,593       5,011
                                                           -------    -------   -------     -------      ------
         Total costs of revenues                             2,663      3,342     4,259       5,036       6,234
                                                           -------    -------   -------     -------      ------
Gross profit                                                19,742     27,616    37,068      51,491      67,602
Operating expenses:
  Sales and marketing                                       12,523     15,136    21,971      28,171      41,074
  Research and development                                   3,478      4,600     5,904       7,925      10,478
  General and administrative                                 2,063      2,832     4,350       6,430       9,362
  Stock compensation expense                                    --         --        --         642       1,046
                                                           -------    -------   -------     -------      ------
         Total operating expenses                           18,064     22,568    32,225      43,168      61,960
                                                           -------    -------   -------     -------      ------
Income from operations                                       1,678      5,048     4,843       8,323       5,642
License and other interest income                              375        339       922       1,871       2,920
Interest expense                                               (58)       (41)      (22)        (14)        (16)
Foreign currency transaction gains (losses)                     34        (72)      (12)        (15)       (191)
                                                           -------     -------    -------   -------      ------
Income before income taxes
                                                             2,029      5,274     5,731      10,165       8,355
Provision for income taxes                                     880      2,657     3,348       5,500       4,057
Accretion on Preferred Stock                                    --         --        --         102          --
                                                           -------    -------   -------     -------      ------
Net income available to common stock                       $ 1,149    $ 2,617   $ 2,383     $ 4,563     $ 4,298
                                                           =======    =======   =======     =======     =======

Basic earnings per share(1)                                $  0.08    $  0.17   $  0.17     $  0.38     $  0.24
Basic weighted average shares outstanding(1)                15,000     15,000    14,318      12,156      17,813
Diluted earnings per share(1)                              $  0.08    $  0.17   $  0.15     $  0.27     $  0.23
Diluted weighted average  shares outstanding(1)             15,000     15,000    15,882      16,738      18,964

Consolidated Balance Sheet Data
  (in thousands):
Total assets                                               $12,713   $18,446    $28,502     $78,800     $89,201
Total long term obligations                                    479     1,639      5,176       8,776       7,612
Convertible preferred stock                                     --        --     11,898          --          --
Stockholders' equity (deficit)                               2,586     5,226     (4,344)     46,122     $51,528


(1)      For a description  of the basic and diluted  earnings per share ("EPS")
         calculations   and  the  basic  and  diluted  weighted  average  shares
         outstanding, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to its fiscal years ended June 30, 1999 and June 30, 1998, respectively.

Overview

         Mobius is a leading provider of software products designed to provide network- and Web-based access, presentation and distribution of large volumes of diverse enterprise information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and governmental entities use the Company's products to facilitate customer service and other mission-critical functions. Founded in 1981, the Company provided information storage, retrieval and presentation products and support, as well as consulting services throughout its first decade. In 1991, the Company decided to focus primarily on developing and marketing software products and, as a result, sold its consulting services business.

         In April 1998, the Company's registration statement was declared effective for its initial public offering ("IPO") of 2.5 million shares of common stock at a price of $14.50 per share. Further detail about the IPO is provided in the "Liquidity and Capital Resources" section below and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

         The Company's total revenues have increased over each of the past three fiscal years, from $41.3 million in fiscal 1997 to $56.5 million in fiscal 1998 and to $73.8 million in fiscal 1999. The Company derives its revenues primarily from server and client product license fees and related annual maintenance fees. This year 66.1% of total revenues were generated by software license fees and 33.9% were generated by maintenance and other fees.

         License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of the Company's license revenues and for a significant portion of total revenues. This year license revenues for these products accounted for approximately 89.6% of license revenues and approximately 59.3% of total revenues. Last year license revenues for these products accounted for approximately 84.3% of license revenues and approximately 56.6% of total revenues. The Company anticipates in the foreseeable future that license revenue from these products will continue to account for a significant portion of license and total revenues.

         Mobius's growing customer base has led to continued growth in maintenance revenues, from $15.2 million in fiscal 1997 to $18.6 million last year to $25.0 million this year. Maintenance consists primarily of revenue from customer support by the Company for its products. Other revenue results when Mobius occasionally hires independent professional service organizations to provide customers with post-sale assistance.

         International revenues increased this year to $9.5 million from $7.2 million last year and $3.2 million in fiscal 1997. As a group, the Company's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will require significant management attention and financial resources. The Company intends to expand its international sales activities as part of its business strategy. The majority of Mobius's current international revenues are derived from the operations of its wholly-owned subsidiaries and through agents. The Company receives a royalty that is a percent of agent or subsidiary sales of software licenses and maintenance contracts to international customers. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius's control. To date, most of these subsidiaries have operated at a loss, which cannot be consolidated for United States income tax purposes. Consequently, the Company has a substantially higher effective tax rate than the U.S. Federal statutory rate as no tax benefit has been provided for the majority of these foreign losses. To the extent that the Company is successful at bringing its foreign subsidiaries to profitability, the Company's effective tax rate will be below the U.S. Federal tax statutory rate as a result of realizing the benefit of the tax loss carryforwards currently being generated outside of the United States. In addition, to the extent that Mobius uses different tax structures for new foreign subsidiaries, which would permit consolidation of losses for U.S. tax purposes, the effective tax rate will approach the U.S. Federal statutory rate.

         Capitalization of internally developed software costs is required once technological feasibility is established. The period between achieving technological feasibility, which we have defined as the establishment of a working model, and the general availability of such software has been short and, therefore, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs and currently does not anticipate having significant development costs that are eligible for capitalization in the foreseeable future. Software development costs are included in research and development and are expensed as incurred. For more information on the Company's capitalization of software development costs see Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

         The  following  table  sets  forth  certain  items  from the  Company's
Consolidated Statement of Income as a percentage of total revenues for the fiscal years indicated:



                                                      Years Ended June 30,
                                               1997        1998          1999
                                               ----        ----          ----


Revenues:
  Software license revenues                      63.2%        67.1%        66.1%
  Maintenance and other revenues                 36.8         32.9         33.9
                                                -----        -----        -----
         Total revenues                         100.0        100.0        100.0
                                                -----        -----        -----
Costs of revenues:
  Software license revenues                       3.2          2.5          1.6
  Maintenance and other revenues                  7.1          6.4          6.8
                                                -----        -----        -----
         Total costs of revenues                 10.3          8.9          8.4
                                                -----        -----        -----
Gross profit                                     89.7         91.1         91.6
Operating expenses:
  Sales and marketing                            53.2         49.9         55.6
  Research and development                       14.3         14.0         14.2
  General and administrative                     10.5         11.4         12.7
  Stock compensation expense                     --            1.1          1.4
                                                -----        -----        -----
         Total operating expenses                78.0         76.4         83.9
                                                -----        -----        -----
Income from operations                           11.7         14.7          7.7
License and other interest income                 2.3          3.3          3.9
Interest expense                                 (0.1)          --         (0.3)
Foreign currency transaction gains(losses)         --           --           --
                                                -----        -----        -----
Income before income taxes                       13.9         18.0         11.3
Provision for income taxes                        8.1          9.7          5.5
Accretion on Preferred Stock                       --          0.2           --
                                                -----        -----        -----
Net income available to common stock              5.8%         8.1%         5.8%
                                                =====        =====        =====

     Year Ended June 30, 1997 Compared to Year Ended June 30, 1998 Compared
                           to Year Ended June 30, 1999

         Revenues. Total revenues increased 36.8% from $41.3 million in fiscal 1997 to $56.5 million in fiscal 1998 and 30.6% to $73.8 million in fiscal 1999. Domestic revenues increased 29.2% from $38.2 million in fiscal 1997 to $49.3 million in fiscal 1998 and increased 30.4% to $64.3 million in fiscal 1999. International revenues increased 127.6% from $3.2 million in fiscal 1997 to $7.2 million in fiscal 1998 and increased 32.3% to $9.5 million in fiscal 1999. Total revenues have increased primarily because the Company sold more licenses for its products to new and existing customers.

         Software license revenues increased 45.3% from $26.1 million in fiscal 1997 to $37.9 million in fiscal 1998 and increased 28.7% to $48.8 million in fiscal 1999. These increases were primarily attributable to increased sales of licenses for ViewDirect and DocumentDirect products.

         Maintenance and other revenues increased 22.2% from $15.2 million in fiscal 1997 to $18.6 million in fiscal 1998 and increased 34.4% to $25.0 million in fiscal 1999. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for all periods were not significant.

Costs of Revenues.

         The costs of software license revenues increased 8.0% from $1.3 million in fiscal 1997 to $1.4 million in fiscal 1998 and decreased 15.2% to $1.2 million in fiscal 1999, representing 5.1%, 3.8% and 2.5%, respectively, of software license revenues in those years. The costs of software license revenue as a percentage of software license revenues decreased in fiscal 1998 and 1999 primarily due to increased license revenues from products that were developed exclusively by the Company and therefore do not require royalty payments.

         The costs of maintenance and other revenues increased 22.9% from $2.9 million in fiscal 1996 to $3.6 million in fiscal 1998 and increased 39.5% to $5.0 million in fiscal 1999, representing 19.2%, 19.3% and 20.0%, respectively, of maintenance and other revenues in those years. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

         Sales and marketing expenses increased 28.2% from $22.0 million in fiscal 1997 to $28.2 million in fiscal 1998 and increased 45.8% to $41.1 million in fiscal 1999, representing 53.2%, 49.9% and 55.6%, respectively, of total revenues in those years. Sales and marketing expenses have increased primarily because the Company paid more commissions and bonuses for selling more software licenses, hired additional sales personnel and increased personnel-related costs.

         Research and development expenses increased 34.2% from $5.9 million in fiscal 1997 to $7.9 million in fiscal 1998 and increased 32.2% to $10.5 million for fiscal 1999, representing 14.3%, 14.0% and 14.2%, respectively, of total revenues in those years. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff.

         General and administrative expenses increased 47.8% from $4.4 million in fiscal 1997 to $6.4 million in fiscal 1998 and increased 45.6% to $9.4 million in fiscal 1999, representing 10.5%, 11.4% and 12.7%, respectively, of total revenues in those years. The increases were generally attributable to increased professional services fees, costs for additional personnel and $600,000 in legal and professional fees relating to an acquisition that the Company does not believe will be completed.

         Stock compensation expense of $642,000 in fiscal 1998 and $1.0 million in fiscal 1999 was due to certain stock option grants made in fiscal 1998 at below fair market value. There is approximately $547,000, $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized in fiscal years 2000, 2001, 2002 and 2003, respectively. For further information see Note 10 of the Notes to the Consolidated Financial Statements.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $0.9 million, $1.9 million and $2.9 million in fiscal 1997, 1998, and 1999, respectively. The increase was primarily due to the increase in earnings on higher cash balances. During fiscal 1997, 1998 and 1999 interest expense was insignificant. Foreign currency transaction losses were $12,000, $15,000 and $191,000 in fiscal 1997, 1998 and 1999, respectively. These losses are the result of foreign currency fluctuations in the foreign jurisdictions within which the Company does business.

         Provision for Income Taxes. The provision for income taxes was $3.3 million in fiscal 1997, $5.5 million in fiscal 1998 and $4.1 million in fiscal 1999. The Company had effective tax rates of approximately 58.4%, 54.1% and 48.6% in fiscal years 1997, 1998 and 1999, respectively. The difference between these rates and the U.S. Federal statutory rate is primarily attributable to the Company not being able to consolidate foreign subsidiary losses for U.S. tax purposes. The changes in the effective tax rate from fiscal 1997 to fiscal 1999 principally reflect the impact of changes in the amount of operating losses of the Company's foreign subsidiaries. For more information see Note 7 of Notes to Consolidated Financial Statements.

Selected Quarterly Operating Results

         The following table presents certain consolidated statement of income data for the eight fiscal quarters in the period ended June 30, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.





                                                                    Quarters Ended
                                           Sept. 30, Dec. 31,  March 31,  June 30, Sept. 30,   Dec. 31, March 31, June 30,
                                              1997     1997       1998      1998      1998      1998      1999     1999
                                            ------    ------   -------   -------    -------   -------   -------   -------
Revenues:
  Software license revenues                 $5,697    $8,596    $8,075   $15,561    $10,169   $13,253   $11,223   $14,166
  Maintenance and other revenues             4,183     4,595     4,816     5,004      5,587     5,852     6,660     6,926
                                            ------    ------   -------   -------    -------   -------   -------   -------
         Total revenues                      9,880    13,191    12,891    20,565     15,756    19,105    17,883    21,092
Costs of revenues:
  Software license revenues                    366       312       217       548        311       232       282       398
  Maintenance and other revenues               692       862       866     1,173      1,304     1,174     1,209     1,324
                                            ------    ------   -------   -------    -------   -------   -------   -------
         Total costs of revenues             1,058     1,174     1,083     1,721      1,615     1,406     1,491     1,722
                                            ------    ------   -------   -------    -------   -------   -------   -------
Gross profit                                 8,822    12,017    11,808    18,844     14,141    17,699    16,392    19,370
Operating expenses:
  Sales and marketing                        4,700     6,097     6,566    10,808      8,346     9,702     9,684    13,342
  Research and development                   1,681     1,869     1,975     2,400      2,571     2,706     2,630     2,571
  General and administrative                 1,462     1,542     1,740     1,686      1,654     2,326     2,098     3,284
  Stock compensation expense                    --        --       313       329        323       343       213       167
                                            ------    ------   -------   -------    -------   -------   -------   -------
         Total operating expenses            7,843     9,508    10,594    15,223     12,894    15,077    14,625    19,364
                                            ------    ------   -------   -------    -------   -------   -------   -------
Income from operations                         979     2,509     1,214     3,621      1,247     2,622     1,767         6
License and other interest income              325       507       541       498        672       766       700       782
Interest expense                                (4)       (2)       (3)       (5)        (7)       (4)       (4)       (1)
Foreign currency transaction gains
  (losses)                                      (3)       (3)       (5)       (4)       (33)      (60)       (9)      (89)
                                            ------    ------    ------    ------    -------   -------   -------   -------
Income before income taxes                   1,297     3,011     1,747     4,110      1,879     3,324     2,454       698
Provision for income taxes                     750     1,605       979     2,166        988     1,595     1,174       300
Accretion on Preferred Stock                    --       102        --        --         --        --        --        --
                                            ------    ------    ------   -------    -------   -------   -------   -------
Net income available to common stock        $  547    $1,304    $  768   $ 1,944    $   891   $ 1,729   $ 1,280   $   398
                                            ======    ======    ======   =======    =======   =======   =======   =======

Basic earnings per share                     $0.05     $0.12     $0.07     $0.12     $0.05     $0.10     $0.07     $0.02
                                             =====     =====     =====     =====     =====     =====     =====     =====
Diluted earnings per share                   $0.03     $0.08     $0.05     $0.11     $0.05     $0.09     $0.07     $0.02
                                             =====     =====     =====     =====     =====     =====     =====     =====

As a Percentage of Total Revenues
Revenues:
 Software license revenues                    57.7%      65.2%     62.6%    75.7%     64.5%      69.4%     62.8%      67.2
  Maintenance and other revenues              42.3       34.8      37.4     24.3      35.5       30.6      37.2       32.8
                                             -----      -----     -----    -----     -----      -----     -----      -----
  Total revenues                             100.0      100.0     100.0    100.0     100.0      100.0     100.0      100.0
Costs of revenues:
  Software license revenues                    3.7        2.4       1.7      2.7       2.0        1.2       1.6        1.9
  Maintenance and other revenues               7.0        6.5       6.7      5.7       8.3        6.2       6.7        6.3
                                             -----      -----     -----    -----     -----      -----     -----      -----
    Total costs of revenues                   10.7        8.9       8.4      8.4      10.3        7.4       8.3        8.2
                                             -----      -----     -----    -----     -----      -----     -----      -----
Gross profit                                  89.3       91.1      91.6     91.6      89.7       92.6      91.7       91.8
Operating expenses:
  Sales and marketing                         47.6       46.2      51.0     52.5      53.0       50.7      54.2       63.2
  Research and development                    17.0       14.2      15.3     11.7      16.3       14.2      14.7       12.2
  General and administrative                  14.8       11.8      13.5      8.2      10.5       12.2      11.7       15.6
  Stock compensation expense                    --        --        2.4      1.6       2.0        1.8       1.2        0.8
                                             -----      ----      -----    -----     -----      -----     -----      -----
         Total operating expenses             79.4       72.2      82.2     74.0      81.8       78.9      81.8       91.8
Income from operations                         9.9       18.9       9.4     17.6       7.9       13.7       9.9         --
License and other interest income              3.2        3.8       4.2      2.4       4.0        3.7       3.8        3.7
Interest expense                                --         --        --       --        --         --        --         --
Foreign currency transaction gains(losses)      --        0.1        --       --        --         --        --       (0.4)
                                             -----      -----     -----    -----     -----      -----     -----      -----
Income before income taxes                    13.1       22.8      13.6     20.0      11.9       17.4      13.7        3.3
Provision for income taxes                     7.6       12.2       7.6     10.5       6.2        8.3       6.5        1.4
Accretion on Preferred Stock                    --        0.7        --       --        --         --        --         --
                                             -----      -----     -----    -----     -----      -----     -----      -----
Net income available to common stock           5.5%       9.9%      6.0%     9.5%      5.7%       9.1%      7.2%       1.9%
                                             =====      =====     =====    =====     =====      =====     =====      =====


         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for the Company's products, introductions of new products and product enhancements by Mobius or Mobius's competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions. License revenues typically peak during the fourth fiscal quarter and to a lesser extent in the second fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and the Company's sales force incentive programs which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as the factors described above.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings and capital leases. As of June 30, 1999, Mobius had cash and cash equivalents of $33.5 million, a decrease of $8.7 million from the $42.2 million held at June 30, 1998. This decrease is primarily the result of the Company investing $10.9 million in marketable securities and long-term investments.

         Net cash provided by operating activities was $2.5 million, $5.2 million and $6.8 million in fiscal 1997, 1998 and 1999, respectively. Software license installments, which, in total, increased 11.3% from $21.0 million at the end of fiscal 1998 to $23.4 million at end of fiscal 1999, represent payments due from customers for license fees that are paid over the term of the installment agreement. These payments are typically made over 3 to 5 year terms. Since payments are made over multiple reporting periods, software license installments can fluctuate with the amount of license revenue sold on an installment basis.

         The Company's cash position has also benefited from the stability in deferred maintenance revenue, which was $17.0 million at the end of fiscal 1998 and $16.7 million at the end of fiscal 1999. Deferred maintenance revenue represents the unrecognized portion of maintenance billings and the unrecognized portion of maintenance revenue unbundled from customer license agreements which are recognized ratably over the maintenance period.

         Cash used in investing activities was $1.0 million, $1.8 million and $15.4 million in fiscal 1997, 1998 and 1999, respectively. In each of the years ended June 30, 1997, 1998 and 1999, cash of $1.0 million, $1.8 million and $4.5 million was used for the purchase of computer equipment and leasehold improvements. In fiscal 1999, Mobius also purchased marketable securities totaling $10.9 million.

         Cash used in financing activities was $252,000 in fiscal 1997 and was the result of raising $11.9 million from a private placement of Series A Convertible Preferred Stock, repurchasing $12.0 million of Common Stock and payment of $150,000 of capital lease obligations. In fiscal 1998, cash provided by financing activities was $33.1 million primarily due to the Company's IPO of 2,500,000 shares of common stock at a price of $14.50 per share. As a result of the IPO, its outstanding Series A Convertible Stock and Class A Non-Voting Common Stock were converted into an aggregate of 4,171,000 shares of Common Stock. This year, cash provided by financing activities of $227,000 was primarily due to cash received from the exercise of stock options.

         The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. The Company's line of credit expired on October 20, 1998 and the Company continues negotiations to reinstate a line of credit for working capital purposes. In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

         In January 1999, the Company sold the INFOPAC-TapeSaver product to Technologic Software Concepts, Incorporated of Irvine, California for approximately $3.0 million. Under the terms of the sale, Technologic will assume responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as Technologic makes payments over the next five years, and approximately $1.0 million of maintenance revenue through December 31, 1999. For the year ended June 30, 1999, the Company recognized $666,000 of license revenue and $795,000 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as Technologic sells the TapeSaver product to customers and will be $112,500 each quarter thereafter for the remaining four year term of the contract.

Year 2000 Compliance

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Since the Company's products are designed for long-term storage and retrieval of data with end of life dates well beyond 2000, Mobius believes that its products are and have been Year 2000 compliant. There can be no assurance that the Company's products will not experience Year 2000 compliance difficulties, or that third party products, including operating systems, that are not Year 2000 compliant will not have a detrimental effect on the operation of the Company's products.

         The Company believes that Year 2000 issues may significantly affect the purchasing patterns of its customers and potential customers. Many companies have expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those the Company offers.

         Management has implemented a Company-wide program to prepare its internal computer systems and applications (such as its accounting and word processing programs) for Year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary during the course of such efforts and the Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost is not expected to be material. In addition the Company has obtained assurance from its primary service and product providers regarding their remediation efforts for the Year 2000 problem.

      In light of the above, the Company does not anticipate any serious Year 2000 problems. However, in compliance with the SEC Release No. 34-40649, the Company is required to estimate the impact of a broad systemic failure that is caused by the "Y2K" problem. While the Company does not expect this to occur, if the Company's primary service and product providers have not completed their remediation efforts for the Year 2000 problem, it could impact the Company's ability to develop and maintain its products, apply cash collections and make electronic disbursements, since these activities are dependent upon the continued operation of the national power and telephony grids and the banking system. Other aspects of Mobius's operations could be maintained manually, at substantially reduced efficiency, until these systems were restored to operation.


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, SFAS No. 137 was issued to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

         On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain multiple element arrangements. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 98-9 for software transactions beginning July 1, 1999. The Company believes its current accounting policies substantially comply with SOP 98-9 and therefore does not expect the adoption of SOP 98-9 will have a material effect on its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements are included in Item 14 (a)(1). Selected Quarterly Financial Data is included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 pursuant to Regulation 14A of the General Rules and Regulations under Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 28, 1999 pursuant to Regulation 14A.

PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                        MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 1998 and 1999 Consolidated Statements of Income for the Years Ended June 30, 1997,
     1998 and 1999
Consolidated Statements of Stockholders' Equity for the Years Ended
     June 30, 1997, 1998, and 1999
Consolidated Statements of Cash Flows for the Years Ended June 30,
     1997, 1998, and 1999
Notes to Consolidated Financial Statements


(a)(2)     Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts and Reserves

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Mobius Management Systems, Inc.:

     We have audited the consolidated financial statements and financial statement schedule of Mobius Management Systems, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries as of June 30, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                            KPMG LLP

July 27, 1999
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)




                                                                   June 30,
                                                              1998       1999
                                                              ----       ----
ASSETS

Current assets:
     Cash and cash equivalents                            $ 42,222    $ 33,546
     Marketable securities, at market                           --       9,362
     Accounts receivable, net of allowance for doubtful
         accounts of $612 and $860, respectively            10,733      12,631
     Software license installments, current portion          7,330      10,603
     Other current assets                                    1,682       2,281
                                                           -------     -------
              Total current assets                          61,967      68,423

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $767
     and $812, respectively                                 13,686      12,778
Investment, at cost                                             --       1,501
Property and equipment, net                                  2,932       6,039
Other assets                                                   215         460
                                                           --------    --------

              Total assets                                $ 78,800    $ 89,201
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $  9,471    $ 13,892
     Deferred maintenance revenue                           11,408      12,840
     Deferred income taxes                                   2,054       3,293
     Other liabilities                                         969          36
                                                          --------    --------
              Total current liabilities                     23,902      30,061
                                                          --------    --------

Deferred maintenance revenue                                 5,616       3,811
Deferred income taxes                                        3,124       3,801
Capital lease obligations, less
     current portion                                            36          --

Stockholders' equity:
     Common  stock  $.0001  par  value;
     authorized  40,000,000  shares;  issued
     21,785,500 and 21,996,150 shares, respectively;
     outstanding 17,694,500 and 17,905,150
     shares, respectively                                        2           2
     Additional paid-in capital                             47,994      48,409
     Retained earnings                                      12,199      16,497
     Deferred stock compensation                            (2,076)       (982)
     Accumulated other comprehensive income                      3        (398)
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively                (12,000)    (12,000)
                                                          --------    --------
              Total stockholders' equity                    46,122      51,528
                                                          --------    --------

Total liabilities and stockholders' equity                $ 78,800    $ 89,201
                                                          ========    ========


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                 Years Ended June 30,
                                           1997          1998           1999
                                           ----          ----           ----

Revenues:
     Software license revenues           $26,112       $37,929        $48,811
     Maintenance and other revenues       15,215        18,598         25,025
                                         -------       -------        -------
         Total revenues                   41,327        56,527         73,836
                                         -------       -------        -------
Costs of revenues:
     Software license revenues             1,336         1,443          1,223
     Maintenance and other revenues        2,923         3,593          5,011
                                         -------       -------        -------
         Total costs of revenues           4,259         5,036          6,234
                                         -------       -------        -------

Gross profit                              37,068        51,491         67,602
                                         -------        -------       -------
Operating expenses:
     Sales and marketing                  21,971        28,171         41,074
     Research and development              5,904         7,925         10,478
     General and administrative            4,350         6,430          9,362
     Stock compensation expense               --           642          1,046
                                         -------       -------        -------
         Total operating expenses         32,225        43,168         61,960
                                         -------       -------        -------

Income from operations                     4,843         8,323          5,642

License and other interest income            922         1,871          2,920
Interest expense                             (22)          (14)           (16)
Foreign currency transaction losses          (12)          (15)          (191)
                                         -------       -------        -------
Income before income taxes                 5,731        10,165          8,355

Provision for income taxes                 3,348         5,500          4,057
Accretion on Preferred Stock                  --           102             --
                                         -------       -------        -------
Net income available to
     common stock                        $ 2,383       $ 4,563        $ 4,298
                                         =======       =======        =======

Basic earnings per share                 $  0.17       $  0.38        $  0.24
Basic weighted average shares
     outstanding                          14,318        12,156         17,813

Diluted earnings per share               $  0.15       $  0.27        $  0.23
Diluted weighted average
     shares outstanding                   15,882        16,738         18,964


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                        Accumulated                       Total
                                                      Additional                           Other                       Stockholders'
                                        Common Stock   Paid-in   Retained    Deferred  Comprehensive  Treasury Stock     (Deficit)
                                       Shares  Amount  Capital   Earnings  Compensation    Income      Shares  Amount      Equity
                                       -------------------------------------------------------------------------------------------

Balance at June 30, 1996               16,727  $  2     $  77     $5,306       $   -      $ (28)       1,727  $   (131)    $5,226
Net income                                  -     -         -      2,383           -          -            -        -       2,383
Change in other comprehensive income        -     -         -         -            -         47            -        -          47
                                                                                                                           ------
Comprehensive income                        -     -         -         -            -          -            -        -       2,430
Retirement of treasury stock           (1,727)   (1)      (77)       (53)          -          -       (1,727)      131          -
Shares repurchased in connection with
 issuance of preferred stock           (4,091)    -         -         -           -          -         4,091   (12,000)   (12,000)
                                      -------- ----------------------------------------------------------------------------------
Balance at June 30, 1997               10,909     1         -      7,636           -         19        4,091   (12,000)    (4,344)
Net income                                  -     -         -      4,563           -          -            -         -      4,563
Change in other comprehensive income        -     -         -         -            -        (16)           -         -        (16)
                                                                                                                           ------
Comprehensive income                        -     -         -         -            -          -            -        -       4,547
Issuance of common stock                2,500     -    33,034         -            -          -            -         -     33,034
Conversion of Seris A Preferred Stock   4,091     1    11,999         -            -          -            -         -     12,000
Conversion of Class A Common Stock         80     -       100         -            -          -            -         -        100
Stock options exercised                   115     -       143         -            -          -            -         -        143
Deferred compensation                       -     -     2,718         -       (2,718)         -            -         -          -
Change in deferred compensation
                                            -     -         -         -          642          -            -         -        642
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1998               17,695     2    47,994     12,199      (2,076)         3        4,091   (12,000)    46,122
Net income                                  -     -         -      4,298           -          -            -         -      4,298
Change in other comprehensive income        -     -         -          -           -       (401)           -         -       (401)
                                                                                                                            -----
Comprehensive income                        -     -         -         -            -          -            -         -      3,897
Stock options exercised                   210     -       463        -             -          -            -         -        463
Change in deferred compensation             -     -       (48)        -        1,094          -            -         -      1,046
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1999               17,905  $  2    $48,409   $16,497     $ (982)      $(398)       4,091  $(12,000)   $51,528
                                      ===========================================================================================


            See accompanying notes to consolitedfinancial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended June 30,
                                                        1997         1998         1999
                                                        ----         ----         ----


Cash flows provided by operating activities:
  Net income                                         $ 2,383       $ 4,563       $ 4,298
                                                     -------       -------       -------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
   Deferred income taxes                               1,857         2,207         1,916
   Depreciation and amortization                         406           760         1,372
   Stock compensation expense                             --           642         1,046
   Accretion of Preferred Stock                           --           102            --
   Loss on disposal of fixed assets                       --            78            --
   Change in operating assets
     and liabilities:
     Accounts receivable, net                           (465)       (2,940)       (1,898)
     Software license installments                    (7,497)       (8,530)       (2,365)
     Other assets                                       (235)       (1,236)         (644)
     Accounts payable and accrued expenses             2,112         2,878         4,421
     Other liabilities                                   (94)          835          (933)
     Deferred maintenance revenue                      4,002         5,869          (373)
                                                     -------        ------       -------
  Total adjustments                                       86           665         2,542
                                                      -------       ------       -------
  Net cash provided by operating activities            2,469         5,228         6,840
                                                     -------        ------       -------
Cash flows used in investing activities:
   Purchase of marketable securities                      --            --        (9,403)
   Purchase of investments, non-current                   --            --        (1,501)
   Capital expenditures                               (1,039)       (1,780)       (4,479)
                                                     -------        ------       -------
  Net cash used in investing activities               (1,039)       (1,780)      (15,383)
                                                     -------        ------       -------
Cash flows (used) provided by financing activities:
   Cash received from sale of preferred
     stock, net of issuance costs                     11,898            --            --
   Cash received from sale of common stock                --        33,713            --
   Payments relating to sale of common stock              --          (679)           --
   Cash received from exercise of stock options           --           143           263
   Cash payment for repurchase of common stock       (12,000)           --            --
   Payments on capital lease obligations                (150)          (59)          (36)
                                                     -------        ------       -------
  Net cash (used) provided by financing activities      (252)       33,118           227
                                                     -------        ------       -------
Effect of exchange rate changes on
   cash and cash equivalents                              47           (16)         (360)
                                                     -------        ------       -------
Net change in cash and cash equivalents                1,225        36,550        (8,676)
Cash and cash equivalents at beginning
   of period                                           4,447         5,672        42,222
                                                     -------       -------       -------
Cash and cash equivalents at end of period           $ 5,672       $42,222       $33,546
                                                     =======       =======       =======
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest                                        $    22       $    14        $   16
     Income taxes                                      1,544         2,419         3,304


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

         Mobius Management Systems, Inc., together with its wholly-owned subsidiaries (the "Company"), is a provider of enterprise software products designed to provide network- and Web-based access, presentation and distribution of large volumes of diverse enterprise information. The Company is incorporated in the State of Delaware and operates wholly-owned subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux.

(2)  Significant Accounting Policies

  Principles of consolidation

         The Company and its subsidiaries are consolidated for financial statement purposes after the elimination of all significant intercompany transactions.

  Revenue recognition

         License and maintenance revenue are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Revenue from software license contracts includes license fees related to long-term licenses, typically 5 or 15 years, and fees for term license contracts, which are generally 3 to 5 years. Revenue from executed software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

         SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale could be deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition.

         According to these guidelines, when the Company sells a software license contract that includes maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The unearned portion of such maintenance revenue is classified as deferred maintenance revenue with amounts extending beyond one-year reported as non-current.

         Revenue on maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred maintenance revenue.

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

  Foreign Currency Translation

         Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the year. Gains or losses that result from translation are shown as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income.

  Cash Equivalents

         The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 1998 and 1999, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the year ended June 30, 1999 are insignificant. As of June 30, 1999 the unamortized investment premium, and unrealized holding gains and losses were insignificant.

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

  Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, marketable securities, accounts receivable, software license installments, non current investments, accounts payable, accrued expenses and deferred maintenance amounts approximate their carrying value.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                                      Years Ended June 30,
                                                    1998                                            1999
                                -------------- --------------- ------------      ------------- --------------- -----------
                                 Net Income        Shares       Per Share         Net Income       Shares      Per Share
                                 (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount

Basic EPS:
Net income                         $4,563                                           $4,298
                                   ======                                           ======
Weighted average shares
 outstanding                                       12,156                                          17,813
Basic EPS                                                         $0.38                                          $0.24
                                                                  =====                                          =====
Diluted EPS:
Net income                         $4,563                                           $4,298
                                   ======                                           ======
Dilutive effect of
convertible securities                              3,428                                              -
Dilutive effect of
 stock options                                      1,154                                           1,151
                                                   ------                                          ------
Diluted EPS                                        16,738         $0.27                            18,964        $0.23
                                                   ======         =====                            ======        =====







                                                                           Year Ended
                                                                          June 30, 1997
                                                           ------------- ---------------- ------------
                                                            Net Income       Shares        Per Share
                                                           (Numerator)    (Denominator)     Amount


                             Basic EPS:
                             Net income                       $2,383
                             Weighted average shares          ======
                              outstanding                                    14,318
                             Basic EPS                                                       $0.17
                                                                                             =====
                             Diluted EPS:
                             Net income                       $2,383
                             Dilutive effect of               ======
                             convertible securities                             682
                             Dilutive effect of
                              stock options                                     882
                                                                             ------
                             Diluted EPS                                     15,882          $0.15
                                                                             ======          =====


         For the year ended June 30, 1999 there were 62,000 weighted average shares of options that were not included in the EPS calculation because their effect was anti-dilutive. There were no anti-dilutive shares for 1997 or 1998.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, SFAS No. 137 was issued to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

         On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain multiple element arrangements. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 98-9 for software transactions beginning July 1, 1999. The Company believes its current accounting policies substantially comply with SOP 98-9 and therefore does not expect the adoption of SOP 98-9 will have a material effect on its operations.

(3)  Software License Installments

         The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. At June 30, 1998 and 1999 the effective weighted average discount rate used for software license installments was 7.61% and 7.41%, respectively. The discount is amortized to interest income using the interest method over the term of the license contract.

         The present values of software license installments to be received after June 30, 1999 are as follows (in thousands):

   Year Ended:

   June 30, 2000                                              $12,307
   June 30, 2001                                                7,932
   June 30, 2002                                                4,965
   June 30, 2003                                                2,253
   June 30, 2004                                                   50
                                                              -------
   Total minimum payments to be received                       27,507
   Less unearned interest income                               (3,314)
   Less allowance for doubtful accounts                          (812)
                                                              -------
   Present value of software license installments, net         23,381
   Less current portion, net                                   10,603
                                                              -------
   Non-current portion, net                                   $12,778
                                                              =======

(4)  Property and Equipment

  Property and equipment consists of the following (in thousands):

                                    June 30,
                                    1998 1999
                                                         ------      ------

  Furniture, fixtures and office equipment               $  508      $  939
  Computer equipment                                      4,410       7,803
  Leasehold improvements                                    544       1,153
                                                         ------      ------
                                                          5,462       9,895
  Less accumulated depreciation and amortization         (2,530)     (3,856)
                                                         ------      ------
  Property and equipment, net                            $2,932      $6,039
                                                         ======      ======

     Depreciation and amortization expense on property and equipment, including capital leases, was $406,000, $760,000 and $1,372,000 for the twelve months ended June 30, 1997, 1998 and 1999, respectively. At the end of the years` ended June 30, 1998 and 1999 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $74,000 and $104,000, respectively.

(5)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in equity securities of a privately-held, information technology company. This investment was accounted for under the cost method. The Company will regularly review the assumptions underlying the operating performance and cash flow forecasts to assess this investment's recoverability. If the events and circumstances indicate that this investment may be impaired, the Company will record an impairment loss. As of June 30, 1999, no impairment has been recorded.

(6)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                    June 30,
                                    1998 1999
                                                          ----        ----

         Accounts payable                                $  801     $ 2,179
         Compensation and related benefits                4,872       5,897
         Royalties payable                                1,318       1,358
         Other                                            2,480       4,458
                                                         ------     -------
                                                         $9,471     $13,892
                                                         ======     =======

(7)  Income Taxes

         Income before provision for income taxes is as follows (in thousands):



                                     Years Ended June 30,
                                 1997         1998         1999
                                 ----         ----         ----


         Domestic income       $ 7,923      $13,261       $13,236
         Foreign losses         (2,192)      (3,096)       (4,881)
                               -------      -------       -------
                               $ 5,731      $10,165       $ 8,355
                               =======      =======       =======


     The components of the provision for income taxes for the years ended June 30, 1997, 1998 and 1999 are as follows (in thousands):


                                                    Year Ended June 30,
                               1997                         1998                            1999
                   ----------------------------------------------------------------------------------------------------
                      Current    Deferred   Total      Current     Deferred     Total     Current     Deferred    Total

Federal               $1,200     $1,521     $2,721     $2,704       $1,807     $4,511     $1,736       $1,569    $3,305
State                    276        336        612        542          400        942        350          347       697
Foreign                   15         --         15         47           --         47         55           --        55
                      ------     ------     ------     ------       ------     ------     ------       ------    ------
                      $1,491     $1,857     $3,348     $3,293       $2,207     $5,500     $2,141       $1,916    $4,057
                      ======     ======     ======     ======       ======     ======     ======       ======    ======



     The following table reconciles the Federal statutory corporate rate of 34% to the effective income tax rate for the years ended June 30, 1997, 1998 and 1999:

                                                      Years Ended June 30,
                                                1997         1998        1999
                                                ----         ----        ----

Federal statutory corporate rate              $1,949       $3,456       $2,840
State income taxes, net of Federal benefit       344          610          501
Losses of foreign subsidiaries                   802        1,118        1,170
Research credit                                  (57)          --         (167)
Other                                            310          316         (287)
                                              ------       ------       ------
Total                                         $3,348       $5,500       $4,057
                                              ======       ======       ======

Pre-Tax Income                                $5,731      $10,165       $8,355
                                              ======      =======       ======

Effective Tax Rate                             58.4%        54.1%        48.6%
                                               =====        =====        =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                          June 30,
                                                     1998          1999
                                                     ----          ----

Deferred tax assets:
   Accounts receivable, principally due
      to allowance for doubtful accounts           $  401        $  450
   Foreign net operating loss carryforwards         3,067         3,550
                                                   ------         -----
                                                    3,468         4,000
Valuation allowance                                (3,067)       (3,550)
                                                   ------        ------
   Net deferred tax assets                            401           450
Deferred tax liabilities:
   Software license installments                    5,376         7,274
   Depreciation                                       203           232
   Other                                               --            38
                                                   ------        ------
   Net deferred tax liability                      $5,178        $7,094
                                                   ======        ======

         The valuation allowance increased by $969,000, $1,390,000 and $483,000 for the years ended June 30, 1997, 1998 and 1999 primarily due to uncertainty of realization of net operating losses incurred by certain foreign subsidiaries. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized.

         The  expiration of net operating loss  carryforwards  varies by foreign
jurisdiction;   some  begin  to  expire  in  fiscal   2000  and  others   extend
indefinitely.

(8)  Common Stock

  Common Stock

         The Company has authorized 40,000,000 shares of common stock with a $.0001 par value. This includes 1,727,200 shares of common stock that were retired during 1997, having previously been held in treasury stock.

         On May 12, 1997, as part of the Preferred Stock Agreement (see note 9) the Company repurchased 4,091,000 shares of common stock, $.0001 par value, from its founders for $12,000,130. Such amount is being held in treasury stock at June 30, 1999.

         In April 1998, the Company sold 2,500,000 shares of common stock at a price of $14.50 per share in an Initial Public Offering ("IPO"). The net proceeds to the Company were $33,034,000 after deducting the underwriting discount and offering expenses payable by the Company. In connection with the IPO, the Company's outstanding Series A Convertible Preferred Stock and Class A Non-Voting Common Stock were converted into an aggregate of 4,171,000 shares of common stock.

  Class A Non-Voting Common Stock

         The Company had authorized 5,000,000 shares of Class A Non-Voting Common Stock with a $.0001 par value. During fiscal 1998, 80,000 shares were issued. Such shares of the Class A Non-Voting Common Stock were converted to common stock upon completion of the IPO. In connection with the IPO, this class of common stock was retired and no shares remain authorized or outstanding.

  Stock Split

         On February 19, 1998, the Board of Directors authorized a 100-to-one stock split of the Company's common stock. All common share and per share amounts have been retroactively adjusted in the accompanying consolidated financial statements to reflect the stock split.

(9)  Preferred Stock

         The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features.

         On May 12, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") whereby certain investors purchased 40,910 shares of the Preferred Stock that the Board of Directors designated as Series A Convertible Preferred Stock ("Seris A Convertible Preferred Stock") for $12,000,130.

     Such Seris A Convertible Preferred Stock was converted into 4,091,000 shares of the Company's common stock in connection with the IPO.

(10)  Stock Option Plans

  1996 Stock Incentive Plan

         In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 3,480,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

  1998 Non-Employee Directors' Stock Option Plan

         In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Non-Employee Director Stock Option Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to provide an incentive to the Company's non-employee directors to serve on the Board of Directors and to maintain and enhance the Company's long-term performance. The Directors' Plan provides for the issuance of a total of 250,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the Directors' Plan.

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

Total stock option activity during the periods indicated was as follows:

                                                         Weighted
                                                          Average
                                    Number of            Exercise
                                     Shares                Price

Balance at June 30, 1996                    --                 --
   Granted                           2,045,500             $ 1.25
   Exercised                                --                 --
   Forfeited                                --                 --
   Expired                                  --                 --
                                     ---------
Balance at June 30, 1997             2,045,500             $ 1.25
   Granted                           1,248,500               8.88
   Exercised                          (194,500)              1.25
   Forfeited                          (702,000)              1.43
   Expired                                  --                --
                                     ---------
Balance at June 30, 1998             2,397,500             $ 5.17
   Granted                             374,000              10.10
   Exercised                          (210,650)              1.25
   Forfeited                           (78,000)              6.58
   Expired                                  --                --
                                     ---------
Balance at June 30, 1999             2,482,850             $ 6.20
                                     =========


         The  following  table  summarizes  information  about the stock  option plans:
                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                    ----------------------------------   ---------------------
                      Number       Weighted   Weighted      Number    Weighted
                    Outstanding    Average     Average   Exercisable   Average
     Range of          as of     Contractual  Exercise      as of     Exercise
 Exercise Prices   June 30,1999      Life       Price   June 30, 1999   Price

  $1.25 - $1.25       928,350        7.24      $1.25       310,600      $1.25
  $5.28 - $9.75       656,500        8.56      $6.83       261,346      $6.32
 $9.86 - $10.25       370,000        8.58      $9.88       112,500      $9.89
 $11.00 - $11.00      375,000        8.66      $11.00      118,875      $11.00
 $11.25 - $17.50      153,000        9.44      $12.85         -           -

 $1.25 - $17.50      2,482,850       8.14      $6.20       803,321      $5.55



     At June 30, 1999, there were 632,000 shares available for grant under the Plan and 210,000 shares available for grant under the Directors' Plan.

         In January, February and March 1998 the Company granted 350,000 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $642,000 and $1,046,000 for the years ended June 30, 1998 and 1999, respectively. There is approximately $547,000, $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized in fiscal years 2000, 2001, 2002 and 2003, respectively, to be adjusted for option holders' terminations.

     If the Company had determined compensation cost based on the fair value of the option on the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the amounts indicated below.

                                                    Year Ended June 30,
                                              1997         1998       1999
                                              ----         ----       ----
Net income and earnings per share
as would be reported under SFAS No. 123:

   Net income                               $2,317       $4,209      $2,629
   Basic earnings per share                 $ 0.16       $ 0.35      $ 0.15
   Diluted earnings per share               $ 0.15       $ 0.25      $ 0.14

         The modified Black Scholes option pricing model was used for grants prior to June 30, 1998 and the Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 1997, 1998 and 1999 was $0.80, $5.93 and $10.07 on the date of grant, respectively. The grants during the years ended June 30, 1997 and 1998 assumed no volatility, expected dividend yield of 0.0%, and an expected life of 7 years. Grants during the year ended June 30, 1999 assumed 568% volatility, expected dividend yield of 0.0% and an expected life of 3.2 years. The assumed risk free interest rate on the date of grants was 6.5% in fiscal 1997, ranged between 5.7% and 6.8% in fiscal 1998 and was 5.25% in fiscal 1999.

(11)     1998 Employee Stock Purchase Plan ("ESPP")

         In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 300,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for the purposes of the ESPP. During fiscal 1998 and 1999 there were no shares issued under this plan. As of June 30, 1999, 73,787 shares are reserved for issuance and there were 226,213 remaining shares available to purchase under this plan.

 (12)  Employee Savings Plan and Executive Incentive Plan

         In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 1997, 1998 and 1999.

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

         Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. As of June 30, 1999, there were no awards made under the Incentive Plan.

(13)  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the years ended June 30, 1997, 1998 and 1999 is as follows:

                                               Year ended June 30,
                                           1997       1998        1999
                                           ----       ----        ----

Net income                                $2,383     $4,563      $4,298
Unrealized marketable securities loss         --         --         (41)
Unrealized translation gain (loss)            47        (16)       (360)
                                          -----------------------------
Comprehensive income                      $2,430     $4,547      $3,897
                                          =============================

(14)  Lease Commitments

         The Company has operating leases for its office facilities which expire on various dates through fiscal 2008 and provide for escalation and additional payments relating to operating expenses. The Company leases some office equipment under a capital lease which expires in fiscal 2000.

     The following is a schedule of future minimum lease payments for capital and operating leases as of June 30, 1999 (in thousands):

                                             Capital         Operating
                                             Leases           Leases
Year Ended:

June 30, 2000                                $ 38             $ 2,649
June 30, 2001                                  --               2,328
June 30, 2002                                  --               1,969
June 30, 2003                                  --               1,872
June 30, 2004                                  --               1,890
Thereafter                                     --               5,932
                                             ----             -------
Total minimum lease payments                   38             $16,640
                                                              =======
Less interest component                       ( 2)
                                             ----
Present value of minimum lease payments      $ 36
                                             ====

     Rental expense for all operating leases was approximately $1,046,000, $1,521,000 and $2,419,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

(15)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(16)  Segment and Geographic Information

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products or services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one principal business segment across domestic and international markets. No foreign country or geographic area accounted for more than 10% of revenue, 10% of net income or 10% of identifiable assets in any of the periods presented.

                                    United
                                    States  Foreign(a)  Eliminations    Total
                                    ------------------------------------------
Year Ended June 30, 1997:
Revenue:
   From unaffiliated customers(b)   $38,149     3,178         --       $41,327
   Between geographic areas(c)          942        --       (942)           --
                                    -------   -------    -------       -------
Total revenue                       $39,091     3,178       (942)      $41,327
                                    =======   =======    =======       =======

Net income                          $ 4,888    (2,505)        --       $ 2,383
Identifiable assets                 $31,304     3,758     (6,560)      $28,502

Year Ended June 30, 1998:
Revenue:
   From unaffiliated customers(b)   $49,294     7,233         --       $56,527
   Between geographic areas(c)        1,819        --     (1,819)           --
                                    -------   -------    --------      -------
Total revenue                       $51,113     7,233     (1,819)      $56,527
                                    =======   =======    ========      =======

Net income                          $ 6,755    (2,192)        --       $ 4,563
Identifiable assets                 $81,284     9,028    (11,512)      $78,800

Year Ended June 30, 1999:
Revenue:
   From unaffiliated customers(b)   $64,269     9,567         --       $73,836
   Between geographic areas(c)        2,594        --     (2,594)           --
                                    -------   -------    --------      -------
Total revenue                       $66,863     9,567     (2,594)      $73,836
                                    =======   =======    ========      =======

Net income                          $ 5,436    (1,138)        --       $ 4,298
Identifiable assets                 $95,082    12,225    (18,106)      $89,201


(a) The Company operates wholly-owned subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux. Includes international sales with agents.

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents royalties from foreign subsidiaries. Royalties from foreign subsidiaries are a percentage of the license and maintenance fees paid by customers to such foreign subsidiaries.

(17) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer will assume responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and approximately $1.0 million of maintenance revenue through December 31, 1999. For the year ended June 30, 1999, the Company recognized $666,000 of license revenue and $795,000 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as the buyer sells TapeSaver products to customers and will be $112,500 each quarter thereafter for the remaining four year term of the contract.

                                   SCHEDULE II

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)



                                                                   Additions
                                           Balance at     Charged to       Charges                        Balance
                                            beginning      costs and      to other                        at end
Description                                 of period      expenses       accounts     Deductions        of period

Year ended June 30, 1997: Deductions from asset account:
  Allowance for doubtful accounts           $  423            817             --            (519)        $  721
Year ended June 30, 1998:
Deductions from asset account:
  Allowance for doubtful accounts           $  721          1,199             --            (541)        $1,379
Year ended June 30, 1999:
Deductions from asset account:
  Allowance for doubtful accounts           $1,379            636             --            (343)        $1,672


         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.      Description

3.1* -- Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2*         --    Form of Restated By-Laws of the Registrant.
4.1*         --    Specimen certificate representing the Common Stock.
10.1*        --    Mobius Management Systems, Inc. 1996 Stock Incentive Plan.
10.2*        --    Amendment No. 1 to Mobius Management Systems, Inc.
                    1996 Stock Incentive Plan.
10.3*        --    Mobius Management Systems, Inc. 1998 Employee Stock Purchase
                    Plan.
10.4*        --    Mobius Management Systems, Inc. 1998 Non-Employee Director
                    Stock Option Plan.
10.5*        --    Mobius Management System, Inc. 1998 Executive Incentive Plan.
10.6*        --    Form of Grantee Option Agreement.
10.7*        --    Lease dated December 4, 1997 by and between Old Boston Post
                    Road Associates LLC and the Registrant.
10.8*        --    Lease  dated  February 14,  1983 by and between  American
                    National  Bank and Trust  Company of Chicago and the
                    Registrant.
10.9         --    Sublease dated January 5, 1999 by and between Fluor Daniel,
                    Inc. and the Registrant
10.10*       --    Stock Purchase  Agreement dated as of May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.11*       --    Stockholders'  Agreement  dated as of May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.12*       --    Registration  Rights  Agreement dated May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.13* -- Employment Agreement between the Registrant and Mitchell Gross, dated February 26, 1998.
10.14* -- Employment Agreement between the Registrant and Joseph Albracht, dated February 26, 1998.
10.15*       --    Severance Agreement dated as of September 30, 1997 between the Registrant and Joseph Tinnerello.
10.16*       --    Option Agreement dated as of September 30, 1997 between the
                    Registrant and Joseph Tinnerello.
10.17*       --    Letter Agreement, dated as of December 28, 1997 between the
                    Registrant and Joseph Tinnerello.
10.18*       --    Stockholder Agreement, dated as of December 30, 1997 between the Registrant and Joseph Tinnerello.
10.19*       --    Software Assets Purchase Agreement dated as of December 10,
                    1990 among the Registrant,  Compucept of Nevada and
                    Software Assist Corporation.
10.20*       --    OEM Agreement between the Registrant and CDP Communications,
                    Inc. dated as of October 15, 1993.
10.21*       --    Source Code License and Amendment to OEM Agreement between the Registrant and CDP Communications Inc. dated as of August 12, 1997.
10.22* -- Amendment #1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc.
                    dated November 21, 1997.

Exhibit No.     Description

21.1         --    Subsidiaries of the Registrant.
23.1         --    Consent of KPMG LLP.
27.1         --    Financial Data Schedule (EDGAR only)

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

                                   MOBIUS MANAGEMENT SYSTEMS, INC.


                                   By:      /s/  Mitchell Gross
                                            Mitchell Gross
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            (Principal Executive Officer and
                                             President)

                                   Date:    September 24, 1999


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signatures         Title(s)                                 Date



 /s/ Mitchell Gross      Chairman of the Board, Chief       September 24, 1999
    Mitchell Gross       Executive Officer, President
                         (Principal Executive Officer
                         and Director)


/s/ Joseph J. Albracht   Executive Vice President, Chief    September 24, 1999
  Joseph J. Albracht     Operating Officer, Secretary
                         and Director



/s/ E. Kevin Dahill      Vice President, Finance, Chief     September 24, 1999
    E. Kevin Dahill      Financial Officer and Treasurer
                         (Principal Financial
                         and Accounting Officer)


/s/ Peter J. Barris      Director                           September 24, 1999
    Peter J. Barris



/s/ Edward F. Glassmeyer Director                           September 24, 1999
 Edward F. Glassmeyer




/s/ Kenneth P. Kopelman  Director                           September 24, 1999
  Kenneth P. Kopelman



/s/ Gary G. Greenfield   Director                           September 24, 1999
  Gary G. Greenfield

(a)(3) Exhibits

Exhibit No.      Description

3.1* -- Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2*      --    Form of Restated By-Laws of the Registrant.
4.1*      --    Specimen certificate representing the Common Stock.
10.1*     --    Mobius Management Systems, Inc. 1996 Stock Incentive Plan.
10.2*     --    Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
                    Incentive Plan.
10.3*     --    Mobius Management Systems, Inc. 1998 Employee Stock Purchase
                    Plan.
10.4*     --    Mobius Management Systems, Inc. 1998 Non-Employee Director
                    Stock Option Plan.
10.5*     --    Mobius Management System, Inc. 1998 Executive Incentive Plan.
10.6*     --    Form of Grantee Option Agreement.
10.7*     --    Lease dated December 4, 1997 by and between Old Boston Post
                    Road Associates LLC and the Registrant.
10.8*     --    Lease  dated  February 14,  1983 by and between  American
                    National  Bank and Trust  Company of Chicago and the
                    Registrant.
10.9      --    Sublease dated January 5, 1999 by and between Fluor Daniel,
                    Inc. and the Registrant
10.10*     --   Stock Purchase  Agreement dated as of May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.11*    --    Stockholders'  Agreement  dated as of May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.12*    --    Registration  Rights  Agreement dated May 12,  1997 by and among the Registrant and the other parties listed on
                    the signature pages thereto.
10.13*    --    Employment Agreement between the Registrant and Mitchell Gross, dated February 26, 1998.
10.14*    --    Employment Agreement between the Registrant and Joseph Albracht dated February 26, 1998.
10.15*    --    Severance Agreement dated as of September 30, 1997 between the
                    Registrant and Joseph Tinnerello.
10.16*    --    Option Agreement dated as of September 30, 1997 between the
                    Registrant and Joseph Tinnerello.
10.17*    --    Letter Agreement, dated as of December 28, 1997 between the
                    Registrant and Joseph Tinnerello.
10.18*    --    Stockholder Agreement, dated as of December 30, 1997 between the Registrant and Joseph Tinnerello.
10.19*    --    Software Assets Purchase Agreement dated as of December 10,
                    1990 among the Registrant,  Compucept of Nevada and
                    Software Assist Corporation.
10.20*              --  OEM   Agreement   between   the   Registrant   and   CDP
                    Communications, Inc. dated as of October 15, 1993.
10.21*    --    Source Code License and Amendment to OEM Agreement between the
                    Registrant and CDP Communications Inc. dated as of August 12, 1997.
10.22* -- Amendment #1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc.
                    dated November 21, 1997.

Exhibit No.     Description

21.1    --    Subsidiaries of the Registrant.
23.1     --    Consent of KPMG LLP.
27.1     --    Financial Data Schedule (EDGAR only)

 * Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.