Form 10-Q
period 1999-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 1999-11-15
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark one)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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



Number of shares outstanding of the issuer's common stock as of November 12,1999

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                17,976,962

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 1999 and September 30, 1999

           Consolidated Statements of Operations
                Three months ended September 30, 1998 and 1999

           Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 1999
              Consolidated Statements of Cash Flows
                Three months ended September 30, 1998 and 1999

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


         Item 3.  Defaults Upon Senior Securities


         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)



                                                                   September 30,
                                                         June 30,       1999
                                                           1999     (Unaudited)
                                                        ---------  ------------
ASSETS

Current assets:
     Cash and cash equivalents                          $ 33,546     $ 33,104
     Marketable securities, at market                      9,362        9,328
     Accounts receivable, net of allowance for
       doubtful accounts of $860 and $864,
       respectively                                       12,631        9,631
     Software license installments, current portion       10,603        9,765
     Other current assets                                  2,281        2,709
                                                        --------      -------
              Total current assets                        68,423       64,537

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $812
     and $826, respectively                               12,778       11,937
Investment, at cost                                        1,501          910
Property and equipment, net                                6,039        7,267
Other assets                                                 460          448
                                                        --------     --------
              Total assets                              $ 89,201     $ 85,099
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses              $ 13,892     $ 11,996
     Deferred maintenance revenue                         12,840       14,037
     Deferred income taxes                                 3,293        2,973
     Other liabilities                                        36           21
                                                        --------     --------
              Total current liabilities                   30,061       29,027

Deferred maintenance revenue                               3,811        3,433
Deferred income taxes                                      3,801        3,438

Stockholders' equity:
     Common  stock  $.0001  par  value;  authorized
     40,000,000  shares;  issued 21,996,150 and
     22,014,150 shares, respectively;  outstanding
     17,905,150 and 17,923,150 shares, respectively            2            2
     Additional paid-in capital                           48,409       48,436
     Retained earnings                                    16,497       13,654
     Deferred stock compensation                            (982)        (816)
     Accumulated other comprehensive income                 (398)         (75)
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively              (12,000)     (12,000)
                                                        --------     --------
              Total stockholders' equity                  51,528       49,201
                                                        --------     --------
Total liabilities and stockholders' equity              $ 89,201     $ 85,099
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)

                                                       Three Months Ended
                                                           September 30,
                                                        1998          1999

Revenues:
     Software license revenues                       $10,169        $ 6,430
     Maintenance and other revenues                    5,587          6,953
                                                     -------        -------
         Total revenues                               15,756         13,383
Costs of revenues:
     Software license revenues                           311            185
     Maintenance and other revenues                    1,304          1,634
                                                     -------        -------
         Total costs of revenues                       1,615          1,819
                                                     -------        -------
Gross profit                                          14,141         11,564
                                                     -------        -------
Operating expenses:
     Sales and marketing                               8,346          9,742
     Research and development                          2,571          2,959
     General and administrative                        1,654          2,962
     Stock compensation expense                          323            166
                                                     -------        -------
         Total operating expenses                     12,894         15,829
                                                     -------        -------
Income (loss) from operations                          1,247         (4,265)

License and other interest income                        672            726
Interest expense                                          (7)            (1)
Foreign currency transaction (losses) gains              (33)            46
Investment impairment                                      -           (591)
                                                     -------        -------
Income (loss) before income taxes                      1,879         (4,085)

Provision (benefit) for income taxes                     988         (1,242)
                                                     -------        -------
Net income (loss)                                    $   891        $(2,843)
                                                     =======        =======

Basic earnings (loss) per share                      $  0.05         $(0.16)
Basic weighted average shares
     outstanding                                      17,747         17,916

Diluted earnings (loss) per share                    $  0.05         $(0.16)
Diluted weighted average
     shares outstanding                               18,724         17,916


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                                                                     Accumulated
                                                                                        Other                           Total
                                                   Additional                        Comprehensive                   Stockholders'
                                    Common  Stock    Paid-in   Retained   Deferred   Income, net   Treasury Stock     (Deficit)
                                    Shares  Amount   Capital   Earnings Compensation   of tax      Shares  Amount      Equity
Balance at June 30, 1999           17,905     2     $48,409    $16,497    $(982)       $(398)      4,091  $(12,000)   $51,528
Net loss                                -     -          -      (2,843)         -           -           -         -     (2,843)
Change in other comprehensive
  income, net of tax                    -     -          -         -           -         323           -         -        323
                                                                                                                       ------
Comprehensive loss                      -     -          -         -           -           -           -         -     (2,520)
Stock options exercised                18     -         27         -           -           -           -         -         27
Change in deferred compensation         -     -          -         -        166            -           -         -        166
                                  ===========================================================================================
Balance at September 30, 1999      17,923  $  2     $48,436   $13,654    $ (816)       $ (75)      4,091  $(12,000)   $49,201
                                  ===========================================================================================

See  accompanying   notes  to  consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                        Three Months Ended
                                                           September 30,
                                                           1998       1999


Cash flows provided by operating activities:
  Net income (loss)                                  $    891      $ (2,843)
                                                     --------      --------
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating  activities:
   Deferred income taxes                                  (42)         (683)
   Depreciation and amortization                          264           561
   Stock compensation expense                             323           166
   Impairment of investment                                --           591
Change in operating assets
     and liabilities:
     Accounts receivable, net                           3,629         3,000
     Software license installments                       (933)        1,679
     Other assets                                        (129)         (358)
     Accounts payable and accrued expenses             (2,580)       (1,896)
     Other liabilities                                    810           (15)
     Deferred maintenance revenue                       1,290           819
                                                     --------      --------
         Total adjustments                              2,632         3,864
                                                     --------      --------
         Net cash provided by operating activities      3,523         1,021
                                                     --------      --------
Cash flows used in investing activities:
     Capital expenditures                                (412)       (1,789)
                                                     --------      --------
         Net cash used in investing activities           (412)       (1,789)
                                                     --------      --------
Cash flows (used) provided by financing activities:
   Cash received from exercise of stock options           116            22
   Payments on capital lease obligations                  (15)           --
                                                     --------      --------
         Net cash provided by financing activities        101            22
Effect of exchange rate changes on
   cash and cash equivalents                              139           304
                                                     --------      --------
Net change in cash and cash equivalents                 3,351          (442)
Cash and cash equivalents at beginning
   of period                                           42,222        33,546
                                                     --------      --------
Cash and cash equivalents at end of period           $ 45,573      $ 33,104
                                                     ========      ========
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                         $     7        $    1
     Income taxes                                     $   200        $    -


 See  accompanying   notes  to  consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 1999 and September 30, 1999 and for the three month periods ended September 30, 1998 and 1999, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

     Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions, however, actual results may differ.

Mobius is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius's financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

(2)  Earnings Per Share

         Effective December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Such dilutive instruments include stock options.

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                    Three Months Ended September 30,
                                         1998                                       1999
                        -------------------------------------    ----------------------------------------
                         Net Income      Shares   Per Share       Net Income        Shares      Per Share
                         (Numerator) (Denominator)  Amount        (Numerator)   (Denominator)     Amount
                        -------------------------------------    ----------------------------------------

Basic EPS:
Net income(loss)             $891                                   $(2,843)
                             ====                                   =======
Weighted average shares
 outstanding                             17,747                                      17,916
Basic earnings(loss)
  per share                                         $0.05                                        $(0.16)
                                                    =====                                        ======
Diluted earnings(loss)
  per share:
Net income(loss)             $891                                   $(2,843)
                             ====                                   =======
Dilutive effect of
  stock options                             977                                          -
                                         ------                                     ------
Diluted earnings (loss)
  per share                              18,724     $0.05                           17,916       $(0.16)
                                         ======     =====                           ======       ======


         For the three months ended September 30, 1999 options were not included in the Diluted EPS calculation because their effect was anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 1998.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three months ended September 30, 1999. As of June 30, 1999 and September 30, 1999, the unamortized investment premium and unrealized holding gains and losses were insignificant.

(4)  Software License Installments

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

(5)  Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                          June 30  September 30,
                                                             1999       1999
                                                          -------  ------------

   Furniture, fixtures and office equipment               $  939      $ 1,025
   Computer equipment                                      7,803        9,291
   Leasehold improvements                                  1,153        1,415
                                                          ------      -------
                                                           9,895       11,731
   Less accumulated depreciation and amortization         (3,856)      (4,464)
                                                          ------      -------
   Property and equipment, net                            $6,039      $ 7,267
                                                          =======     =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $264,000 and $561,000 for the three months ended September 30, 1998 and 1999, respectively. At June 30, 1998 and September 30, 1999 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $104,000 and $112,000 respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in equity securities of a privately-held, information technology company. This investment was accounted for under the cost method. The Company has and will continue to regularly review the assumptions underlying the operating performance and cash flow forecasts of this technology company to assess this investment's recoverability. As of September 30, 1999, events and circumstances have indicated that this investment is impaired, therefore a $591,000 impairment loss has been recorded.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                  June 30,   September 30,
                                                    1999         1999
                                                  -------    ------------

         Accounts payable                         $ 2,179      $ 1,850
         Compensation and related benefits          5,897        5,456
         Royalties payable                          1,358        1,172
         Other                                      4,458        3,518
                                                  -------      -------
                                                  $13,892      $11,996
                                                  =======      =======

(8)  Stock Incentive Plan

         In January, February and March 1998 the Company granted 350,000 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering ("IPO") in April 1998. As a result, the Company recognized compensation expense of $323,000 and $166,000 for the three months ended September 30, 1998 and 1999, respectively. There is approximately $381,000, $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized in fiscal years 2000, 2001, 2002 and 2003, respectively, subject to adjustments for option holder terminations.

(9)  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the quarters ended September 30, 1998 and 1999 is as follows:

                                                         Three Months ended
                                                            September 30,
                                                       1998            1999
                                                      ------         -------

Net income (loss)                                     $ 891          $(2,843)
Unrealized marketable securities gain, net of tax        --                7
Unrealized translation gain, net of tax                 139              316
                                                     ------          -------
Comprehensive income, net of tax                     $1,030          $(2,520)
                                                     ======          =======

(10)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(11) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and approximately $1.0 million of maintenance revenue through December 31, 1999. For the three months ended September 30, 1999, the Company recognized $157,000 of license revenue and $180,000 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as the buyer sells TapeSaver products to customers and will be $112,500 each quarter thereafter for the remaining four year term of the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with the Company's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to the Company's fiscal quarters ended September 30, 1998 and 1999, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained in the Company's Form 10-K filed on September 28, 1999, the full text of which is incorporated in this Form 10-Q by this reference and filed as an exhibit hereto.

         Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius's goods and services, and technological advances and competitive factors in the markets in which Mobius competes. These risks and uncertainties are described in detail from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

Overview

         Mobius is a leading provider of software products designed to provide network- and Web-based access to present and distribute large volumes of diverse enterprise information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and governmental entities use the Company's products to record transactions, facilitate customer service, billing and other mission-critical functions.

Results of Operations

         The  following  table  sets  forth  certain  items  from the  Company's
Consolidated Statement of Income as a percentage of total revenues for the fiscal years indicated:



                                               Three Months Ended
                                                  September 30,
                                                 1998        1999
                                               --------------------
                                                   (Unaudited)

Revenues:
  Software license revenues                      64.5%        48.0%
  Maintenance and other revenues                 35.5         52.0
                                                -----        -----
         Total revenues                         100.0        100.0
Costs of revenues:
  Software license revenues                       2.0          1.4
  Maintenance and other revenues                  8.3         12.2
                                                -----        -----
         Total costs of revenues                 10.3         13.6
                                                -----        -----
Gross profit                                     89.7         86.4

Operating expenses:
  Sales and marketing                            53.0         72.8
  Research and development                       16.3         22.1
  General and administrative                     10.5         22.1
  Stock compensation expense                      2.0          1.2
                                                -----        -----
         Total operating expenses                81.8        118.2
                                                -----        -----
Income (loss) from operations                     7.9        (31.8)
License and other interest income                 4.3          5.4
Interest expense                                  (.1)          --
Foreign currency transaction(losses)gains         (.2)          .3
Investment impairment                              --         (4.4)
                                                -----        -----
Income (loss) before income taxes                11.9        (30.5)
Provision (benefit) for income taxes              6.2         (9.3)
                                                -----        -----
Net income (loss)                                 5.7%       (21.2)%
                                                =====        =====


      Three Months Ended September 30, 1998 Compared to Three Months Ended
                               September 30, 1999

Revenues.

o Total revenues decreased 15.1% from $15.8 million in last year's quarter to $13.4 million this quarter. Domestic revenues decreased 16.8% from $12.5 million in last year's quarter to $10.4 million this quarter. International revenues decreased 9.1% from $3.3 million in last year's quarter to $3.0 million this quarter. Total revenues decreased primarily because of a deferral of purchase decisions in the domestic market and a weakness in sales in Europe. The Company anticipates continued softness in license revenues for the next two quarters. Mobius believes that the overall market demand for the Company's products remains strong and that license revenue growth will resume in the second half of fiscal 2000.

o Software license revenues decreased 36.8% from $10.2 million in last year's quarter to $6.4 million this quarter. This decrease was primarily attributable to decreased sales of licenses in the United States and Europe. Mobius believes that Year 2000 issues have significantly affected the purchasing patterns of its customers and potential customers. Many companies have expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those that Mobius offers.

o Maintenance and other revenues increased 24.4% from $5.6 million in last year's quarter to $7.0 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both quarters were not significant.

Costs of Revenues.

o Cost of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 40.5% from $311,000 in last year's quarter to $185,000 this quarter, representing 3.1% and 2.9% respectively, of software license revenues in those quarters. The costs of software license revenue as a percentage of software license revenues decreased from last year's quarter to this quarter primarily due to increased license revenues from products that were developed exclusively by the Company and therefore do not require royalty payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 25.3% from $1.3 million in last year's quarter to $1.6 million this quarter, representing 23.3% and 23.5% respectively, of maintenance and other revenues in those quarters. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 16.7% from $8.3 million in last year's quarter to $9.7 million this quarter, representing 53.0% and 72.8%, respectively, of total revenues in those quarters. Sales and marketing expenses have increased primarily because the Company hired additional sales and marketing personnel and expanded branch sales office facilities, offset by a decrease in sales commissions as a result of decreased sales of software licenses.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 15.1% from $2.6 million in last year's quarter to $3.0 million this quarter, representing 16.3% and 22.1%, respectively, of total revenues in those quarters. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 79.1% from $1.7 million in last year's quarter to $3.0 million this quarter, representing 10.5% and 22.1%, respectively, of total revenues in those quarters. The increase was primarily attributable to additional personnel costs and increased professional services to assist in enhancing and improving the Company's infrastructure as a basis for future growth.

o Stock compensation expense was the result of issuing options in 1998 that were deemed to be below market value. Stock compensation expense decreased 48.6% from $323,000 to $166,000. This expense will continue to decrease as this expense is amortized over the option holder's vesting periods, subject to adjustments for option holder terminations. See footnote 8 in the consolidated financial statements for further information.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $672,000 and $726,000 in last year's quarter and this quarter, respectively. During both quarters interest expense was insignificant. Foreign currency transaction losses were $33,000 in last year's quarter and foreign currency transaction gains were $46,000 this quarter. These losses and gains are the result of foreign currency fluctuations in the foreign jurisdictions within which the Company does business.

         Investment Impairment. In June 1999, Mobius invested $1,501,000 in equity securities of a privately-held, information technology company. As of September 30, 1999, events and circumstances have indicated that this investment is impaired therefore a $591,000 impairment loss was recorded. The Company has and will continue to regularly review the assumptions underlying the operating performance and cash flow forecasts of this technology company to assess this investment's recoverability.

         Provision for Income Taxes. The provision for income taxes was $988,000 in last year's quarter compared to a tax benefit of $1.2 million in this quarter. The provision (benefit) for taxes as a percentage of income (loss) before taxes was 52.6% and (30.4)% for last year's quarter and this quarter, respectively. The change in the effective tax rate from last year's quarter to this quarter primarily reflects a statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken in this quarter from losses in the Company's foreign subsidiaries.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, the Company completed its initial public offering, which generated net proceeds of $33.0 million. As of September 30, 1999, Mobius had cash and cash equivalents of $33.1 million, a decrease of $400,000 from the $33.5 million held at June 30, 1999. In addition, Mobius had marketable securities of $9.4 million and $9.3 million as of June 30, 1999 and September 30, 1999, respectively.

         Net cash provided by operating activities was $3.5 million in last year's quarter and $1.0 million this quarter. Mobius's primary sources of cash during this year's quarter were decreased software license installments, decreased accounts receivable and increased deferred maintenance revenue. These sources were offset by a net loss and decreases in accounts payable and accrued expenses. Net software license installments decreased 7.2% from $23.4 million at June 30, 1999 to $21.7 million at September 30, 1999. Net accounts receivable decreased 23.8% from $12.6 million at June 30, 1999 to $9.6 million at September 30, 1999. Deferred maintenance revenue increased 4.9% from $16.7 million at June 30, 1999 to $17.5 million at September 30, 1999.

         Cash used in investing activities, consisting of capital expenditures to purchase computer equipment and complete leasehold improvements, was $412,000 and $1.8 million in last year's quarter and this quarter, respectively.

     Cash provided by financing activities was $101,000 in last year's quarter and $22,000 this quarter, primarily due to cash received from the exercise of stock options.

         During this year's quarter, Mobius recorded approximately $400,000 in sales and marketing expenses and $350,000 in research and development expenses related to the marketing, development and testing of a new business-to-consumer transaction-based Internet offering. The Company plans to make a official announcement about this at a later date. Mobius anticipates that it will continue to incur additional costs related to the this consumer focused Internet opportunity for at least the next year.

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

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer will assume responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and approximately $1.0 million of maintenance revenue through December 31, 1999. For the three months ended September 30, 1999, the Company recognized $157,000 of license revenue and $180,000 of maintenance revenue related to this arrangement. Future license revenue will be variable through December 31, 1999 as the buyer sells TapeSaver products to customers and will be $112,500 each quarter thereafter for the remaining four year term of the contract.

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

         Management has implemented a Company-wide program to prepare its internal computer systems and applications (such as its accounting and word processing programs) for Year 2000 compliance. The Company has and will continue to incur internal staff costs as well as other expenses necessary during the course of such efforts and the Company has and will continue to replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost is not expected to be material. In addition, the Company has obtained assurances from its primary service and product providers regarding their Year 2000 readiness, which Mobius believes is adequate.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At September 30, 1999, Mobius primarily held debt securities.

     Mobius may be subject to foreign currency fluctuations in relation to accounts receivable and accounts payable that may be denominated in a foreign currency other than the functional currency in certain foreign jurisdictions. To the extent that such foreign currency transactions are negatively or positively effected by foreign currency fluctuations, foreign currency transaction losses or gains would be recognized.

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

Item 2 - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) On April 27, 1998, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-47117) with respect to our initial public offering. To date, we have not used any of the approximately $33.0 million of proceeds from the offering. The proceeds are currently invested in short term, investment grade, interest bearing securities.

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

Date:  November 15, 1999

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