Form 10-Q
period 1999-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2000-02-14
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
              THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____to_____
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

(1) has filed all reportsrequired to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES |X| NO ||


     Number of shares outstanding of the issuer's common stock as of February 10, 2000

                 Class                          Number of Shares Outstanding

  Common Stock, par value $0.0001 per share                18,006,462

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1999

                  Consolidated Statements of Operations
                    Three and six months ended December 31, 1998 and 1999

                  Consolidated Statement of Stockholders' Equity
                    Six months ended December 31, 1999

                  Consolidated Statements of Cash Flows
                    Six months ended December 31, 1998 and 1999

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)




                                                                               December 31,
                                                                  June 30,         1999
                                                                    1999       (Unaudited)
                                                                -----------    ------------

ASSETS

Current assets:
     Cash and cash equivalents                                   $ 33,546        $ 32,518
     Marketable securities, at market                               9,362           9,772
     Accounts receivable, net of allowance for doubtful
         accounts of $860 and $764, respectively                   12,631           7,213
     Software license installments, current portion                10,603           9,571
     Other current assets                                           2,281           1,868
                                                                 --------       ---------
              Total current assets                                 68,423          60,942

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $812
     and $804, respectively                                        12,778          11,120
Investment, at cost                                                 1,501              89
Property and equipment, net                                         6,039           8,431
Other assets                                                          460             461
                                                                 --------        --------
              Total assets                                       $ 89,201        $ 81,043
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $ 13,892        $ 11,138
     Deferred maintenance revenue                                  12,840          13,594
     Deferred income taxes                                          3,293           2,837
     Other liabilities                                                 36               5
                                                                 --------        --------
              Total current liabilities                            30,061          27,574

Deferred maintenance revenue                                        3,811           3,135
Deferred income taxes                                               3,801           3,331

Stockholders' equity:
     Common stock $.0001 par value; authorized 40,000,000
     shares;  issued 21,996,150 and 22,091,962 shares,
     respectively;  outstanding 17,905,150 and 18,000,962
     shares, respectively                                               2               2
     Additional paid-in capital                                    48,409          48,667
     Retained earnings                                             16,497          11,130
     Deferred stock compensation                                     (982)           (649)
     Accumulated other comprehensive income (loss)                   (398)           (147)
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively                       (12,000)        (12,000)
                                                                 --------        --------
              Total stockholders' equity                           51,528          47,003
                                                                 --------        --------
Total liabilities and stockholders' equity                       $ 89,201        $ 81,043
                                                                 ========        ========


              See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)

                                                    Three Months Ended           Six Months Ended
                                                        December 31,                 December 31,
                                                     1998          1999          1998           1999
                                                  -------        -------       -------        -------
Revenues:
     Software license revenues                    $13,253        $ 7,256       $23,422        $13,686
     Maintenance and other revenues                 5,852          7,089        11,439         14,042
                                                  -------        -------       -------        -------
         Total revenues                            19,105         14,345        34,861         27,728
Costs of revenues:
     Software license revenues                        232            305           543            490
     Maintenance and other revenues                 1,174          1,340         2,478          2,974
                                                  -------        -------       -------        -------
         Total costs of revenues                    1,406          1,645         3,021          3,464
                                                  -------        -------       -------        -------
Gross profit                                       17,699         12,700        31,840         24,264
                                                  -------        -------       -------        -------
Operating expenses:
     Sales and marketing                            9,702          9,977        18,048         19,719
     Research and development                       2,706          3,248         5,277          6,207
     General and administrative                     2,326          2,973         3,980          5,935
     Stock compensation expense                       343            167           666            333
                                                  -------        -------       -------        -------
         Total operating expenses                  15,077         16,365        27,971         32,194

Income (loss) from operations                       2,622         (3,665)        3,869         (7,930)

License and other interest income                     766            759         1,439          1,485
Interest expense                                       (4)            (1)          (12)            (2)
Foreign currency transaction (losses) gains           (60)             2           (93)            48
Investment impairment                                   -           (821)            -         (1,412)
                                                  -------        -------       -------        -------
Income (loss) before income taxes                   3,324         (3,726)        5,203         (7,811)

Provision (benefit) for income taxes                1,595         (1,202)        2,583         (2,444)
                                                  -------        -------       -------        -------
Net income (loss)                                 $ 1,729        $(2,524)      $ 2,620        $(5,367)
                                                  =======        =======       =======        =======

Basic earnings (loss) per share                   $  0.10        $ (0.14)        $0.15        $ (0.30)
Basic weighted average shares
     outstanding                                   17,788         17,963        17,767         17,940

Diluted earnings (loss) per share                 $  0.09        $ (0.14)        $0.14        $ (0.30)
Diluted weighted average
     shares outstanding                            18,928         17,963        18,901         17,940


                                See accompanying notes to consolidated financial
statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)


                                                                                     Accumulated
                                                                                        Other                             Total
                                                 Additional                         Comprehensive                     Stockholders'
                                  Common  Stock    Paid-in  Retained    Deferred    Income, net of   Treasury Stock     (Deficit)
                                  Shares  Amount   Capital  Earnings  Compensation        tax       Shares    Amount      Equity
                                  ------------------------------------------------------------------------------------------------

Balance at June 30, 1999          17,905     2     $48,409   $16,497     $(982)         $(398)       4,091  $(12,000)   $51,528
Net loss                               -     -           -    (5,367)        -              -            -         -     (5,367)
Change in other comprehensive
  income, net of tax                   -     -           -         -         -            251            -         -        251
                                                                                                                         ------
Comprehensive loss                     -     -           -         -         -              -            -         -     (5,116)
Stock options exercised               42     -          90         -         -              -            -         -         90
Stock purchase plan shares issued     54     -         168         -         -              -            -         -        168
Change in deferred compensation        -     -           -         -       333              -            -         -        333
                                  -----------------------------------------------------------------------------------------------
Balance at December 31, 1999      18,001  $  2     $48,667   $11,130    $ (649)        $ (147)      4,091   $(12,000)   $47,003
                                  ===============================================================================================


                           See  accompanying  notes  to  consolidated  financial
statements.

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited, in thousands)


                                                            Six Months Ended
                                                              December 31,
                                                           1998         1999
                                                        --------      --------
Cash flows provided by operating activities:
  Net income (loss)                                     $  2,620      $ (5,367)
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating  activities:
   Deferred income taxes                                   1,292          (926)
   Depreciation and amortization                             530         1,197
   Stock compensation expense                                666           333
   Impairment of investment                                   --         1,412
   Change in operating assets and liabilities:
     Accounts receivable, net                              2,059         5,418
     Software license installments                        (2,823)        2,690
     Other assets                                           (359)          486
     Accounts payable and accrued expenses                  (828)       (2,693)
     Other liabilities                                      (908)           --
     Deferred maintenance revenue                            774            78
                                                        --------      --------
         Total adjustments                                   403         7,995
                                                        --------      --------
         Net cash provided by operating activities         3,023         2,628
                                                        --------      --------
Cash flows used in investing activities:
   Purchase of marketable securities                          --          (500)
   Capital expenditures                                     (943)       (3,589)
                                                        --------      --------
         Net cash used in investing activities              (943)       (4,089)
                                                        --------      --------
Cash flows (used) provided by financing activities:
   Cash received from employee stock purchase                 --           168
   Cash received from exercise of stock options              118            52
   Payments on capital lease obligations                     (31)          (31)
                                                        --------      --------
         Net cash provided by financing activities            87           189
                                                        --------      --------
Effect of exchange rate changes on
   cash and cash equivalents                                  45           244
                                                        --------      --------
Net change in cash and cash equivalents                    2,212        (1,028)

Cash and cash equivalents at beginning of period          42,222        33,546
                                                        --------      --------
Cash and cash equivalents at end of period              $ 44,434      $ 32,518
                                                        ========      ========
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                            $    12     $     2
     Income taxes                                        $ 2,484     $     -

                           See  accompanying  notes  to  consolidated  financial
statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

         The accompanying consolidated financial statements at June 30, 1999 and December 31, 1999 and for the three and six month periods ended December 31, 1998 and 1999, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                               Three Months Ended December 31,
                                                    1998                                          1999
                                 ----------------------------------------       --------------------------------------
                                 Net Income        Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                 ----------------------------------------       --------------------------------------
Basic EPS:
Net income (loss)                  $1,729                                       $(2,524)
                                   ======                                       =======
Weighted average shares
 outstanding                                       17,788                                         17,963
Basic earnings (loss)
per share                                                        $0.10                                        $(0.14)
                                                                 =====                                        ======
Diluted earnings (loss)
per share:
Net income (loss)                  $1,729                                       $(2,524)
                                   ======                                       =======
Dilutive effect of
 stock options                                      1,140                                             -
                                                   ------                                        ------
Diluted earnings (loss)
per share                                          18,928        $0.09                           17,963       $(0.14)
                                                   ======        =====                           ======       ======



                                                                  Six Months Ended December 31,
                                                    1998                                          1999
                                 ---------------------------------------        --------------------------------------
                                 Net Income        Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                 ---------------------------------------        --------------------------------------
Basic EPS:
Net income (loss)                  $2,620                                       $(5,367)
                                   ======                                       =======
Weighted average shares
 outstanding                                       17,767                                         17,940
Basic earnings (loss)
per share                                                        $0.15                                        $(0.30)
                                                                 =====                                        ======
Diluted earnings (loss)
per share:
Net income (loss)                  $2,620                                       $(5,367)
                                   ======                                       =======
Dilutive effect of
 stock options                                      1,134                                             -
                                                   ------                                        ------
Diluted earnings (loss)
per share                                          18,901        $0.14                           17,940       $(0.30)
                                                   ======        =====                           ======       ======


         For the three and six months ended December 31, 1999 stock options were not included in the Diluted EPS calculation because their effects were anti-dilutive. There were approximately 757,000 and 770,000 weighted average shares of options that were not included in the EPS calculation because their effects were anti-dilutive in the three and six months ended December 31, 1998, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three and six months ended December 31, 1999. As of June 30, 1999 and December 31, 1999, the unamortized investment premium and unrealized holding gains and losses were insignificant.

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

(5)  Property and Equipment

Property and equipment consists of the following (in thousands):

                                                     June 30,     December 31,
                                                       1999          1999
                                                    -------       ----------

 Furniture, fixtures and office equipment           $   939        $ 1,022
 Computer equipment                                   7,803         10,843
 Leasehold improvements                               1,153          1,691
                                                     ------         ------
                                                      9,895         13,556
 Less accumulated depreciation and amortization      (3,856)        (5,125)
                                                     ------         ------
 Property and equipment, net                        $ 6,039        $ 8,431
                                                    =======        =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $266,000, $530,000, $637,000 and $1.2 million for the three and six months ended December 31, 1998 and 1999, respectively. At June 30, 1999 and December 31, 1999 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $104,000 and $120,000 respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, Web-based information technology company whose products are being designed to enable financial services companies to deliver financial products and services via the Internet. This is an investment in preferred stock, which automatically converts into common stock if and when HAN completes an initial public offering. The Company has and will continue to regularly review the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. Although HAN has revenues, it has operated at a loss. There are no assurances that HAN will complete its development efforts or ultimately offer products that are commercially acceptable, achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. HAN continues to consume cash as it executes it business plan. As of December 31, 1999, these circumstances have indicated that this investment is permanently impaired, therefore a $821,000 and $1.4 million impairment loss have been recorded for the three and six months ended December 31, 1999. The current value of the investment was calculated based upon the Company's pro-rata portion of HAN's cash balance at December 31, 1999.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                     June 30,    December 31,
                                                       1999          1999
                                                     -------       -------

         Accounts payable                            $ 2,179       $ 1,039
         Compensation and related benefits             5,897         5,097
         Royalties payable                             1,358         1,268
         Other                                         4,458         3,734
                                                     -------       -------
                                                     $13,892       $11,138
                                                     =======       =======

(8)  Stock Incentive Plan

         In January, February and March 1998 the Company granted 350,000 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering ("IPO") in April 1998. As a result, the Company recognized compensation expense of $343,000, $666,000, $167,000 and $333,000 for the three and six months ended
December 31, 1998 and 1999, respectively. There is approximately $214,000, $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized in fiscal years 2000, 2001, 2002 and 2003, respectively, subject to adjustments for option holder terminations.

(9)  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and six months ended December 31, 1998 and 1999 is as follows:

                             Three months ended         Six months ended
                                December 31,               December 31,
                              1998      1999              1998      1999
                             ------------------         ----------------

Net Income (loss)            $1,729   $(2,524)          $2,620   $(5,367)
Unrealized marketable
securities gain (loss)            -       (18)               -       (11)
Unrealized translation
gain (loss)                    (184)      (54)             (45)      262
                            -------------------         ----------------
Comprehensive Income         $1,545   $(2,596)          $2,575   $(5,116)
                            ===================         ================

(10)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(11) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and has recognized approximately $1.0 million of maintenance revenue through December 31, 1999. For the three and six months ended December 31, 1999, the Company recognized $322,000 and $479,000 of license revenue and $122,000 and $302,000 of maintenance revenue related to this arrangement, respectively. Future license revenue is expected to be $112,500 each quarter thereafter for the remaining four year term of the contract. All maintenance revenue has been recognized.

(12)     Subsequent Events

         In January 2000, the Company provided approximately a $150,000 bridge loan to HAN. The Company invested in HAN in June 1999. See footnote 6 for further information. The Company anticipates it may provide up to an additional $350,000 in financing in the third quarter of fiscal 2000 to support HAN's cash requirements.

         In January 2000, the Company invested $500,000 in Flooz.com, a startup Internet company. Flooz is online gift currency that can be sent to a recipient over the Internet. The flooz gift currency can be redeemed by the recipient at Flooz.com participating merchants. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with the Company's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to the Company's fiscal quarters ended December 31, 1998 and 1999, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

         Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius's goods and services, and technological advances and competitive factors in the markets in which Mobius competes. These risks and uncertainties are described in detail from time to time in the Company's filings with the Securities and Exchange Commission, including the "Factors Affecting Future Performance" included in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

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

Results of Operations

         The  following  table  sets  forth  certain  items  from the  Company's
Consolidated Statement of Income as a percentage of total revenues for the fiscal years indicated:



                                                Three Months Ended                Six Months Ended
                                                    December 31,                    December 31,
                                                  1998         1999              1998          1999
                                                 -----         -----             ----          ----
                                                  (Unaudited)                      (Unaudited)

Revenues:
  Software license revenues                      69.4%         50.6%            67.2%         49.4%
  Maintenance and other revenues                 30.6          49.4             32.8          50.6
                                                -----         -----            -----         -----
         Total revenues                         100.0         100.0            100.0         100.0
                                                -----         -----            -----         -----
Costs of revenues:
  Software license revenues                       1.2           2.1              1.6           1.8
  Maintenance and other revenues                  6.2           9.4              7.1          10.7
                                                -----         -----            -----         -----
         Total costs of revenues                  7.4          11.5              8.7          12.5
                                                -----         -----            -----         -----
 Gross profit                                    92.6          88.5             91.3          87.5

Operating expenses:
  Sales and marketing                            50.7          69.6             51.8          71.1
  Research and development                       14.2          22.6             15.1          22.4
  General and administrative                     12.2          20.7             11.4          21.4
  Stock compensation expense                      1.8           1.2              1.9           1.2
                                                -----         -----            -----         -----
         Total operating expenses                78.9         114.1             80.2         116.1
                                                -----         -----            -----         -----
Income (loss) from operations                    13.7         (25.6)            11.1         (28.6)
License and other interest income                 4.0           5.3              4.1           5.4
Interest expense                                   --            --               --            --
Foreign currency transaction(losses)gains        (0.3)           --             (0.3)          0.1
Investment impairment                              --          (5.7)              --          (5.1)
                                                -----         -----             -----        -----
Income (loss) before income taxes                17.4         (26.0)            14.9         (28.2)
Provision (benefit) for income taxes              8.3          (8.4)             7.4          (8.8)
                                                -----         -----            -----         -----
Net income (loss)                                 9.1%        (17.6)%            7.5%        (19.4)%
                                                =====         =====            =====         =====


                Three Months Ended December 31, 1998 Compared to
                      Three Months Ended December 31, 1999

Revenues.

o Total revenues decreased 24.9% from $19.1 million in last year's quarter to $14.3 million this quarter. Domestic revenues decreased 28.4% from $17.1 million in last year's quarter to $12.2 million this quarter. International revenues increased 4.9% from $2.0 million in last year's quarter to $2.1 million this quarter. The Company believes total revenues decreased primarily due to Year 2000 issues which resulted in the deferral of purchase decisions by the Company's customers. The Company anticipates continued softness in license revenues for the next two to three quarters. Mobius believes that the overall market demand for the Company's products remains strong.

o Software license revenues decreased 45.3% from $13.2 million in last year's quarter to $7.3 million this quarter. This decrease was primarily attributable to decreased sales of licenses. Mobius believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. Many companies expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those that Mobius offers.

o Maintenance and other revenues increased 21.1% from $5.9 million in last year's quarter to $7.0 million this quarter. This increase in maintenance and other revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both quarters were not significant.


Costs of Revenues.

o Cost of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 31.5% from $232,000 in last year's quarter to $305,000 this quarter, representing 1.8% and 4.2% respectively, of software license revenues in those quarters. The costs of software license revenue increased from last year's quarter to this quarter primarily due to increased license revenues from products that require royalty payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 14.1% from $1.2 million in last year's quarter to $1.3 million this quarter, representing 20.1% and 18.9% respectively, of maintenance and other revenues in those quarters. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 2.8% from $9.7 million in last year's quarter to $10.0 million this quarter, representing 50.7% and 69.6%, respectively, of total revenues in those quarters. Sales and marketing expenses have increased primarily because of spending for the Company's new subsidiary, Click-n-Done.com, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions due to decreased sales of software licenses.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 20.0% from $2.7 million in last year's quarter to $3.2 million this quarter, representing 14.2% and 22.6%, respectively, of total revenues in those quarters. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff to develop new products, including those for Click-n-Done.com.

o General and administrative expenses consist of personnel costs related to general management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 27.8% from $2.3 million in last year's quarter to $3.0 million this quarter, representing 12.2% and 20.7%, respectively, of total revenues in those quarters. The increase was primarily attributable to additional personnel costs, depreciation of improvements made to the Company's infrastructure and the costs to administer the Company's new subsidiary, Click-n-Done.com.

o Stock compensation expense was the result of issuing options in 1998 that were deemed to be below market value. Stock compensation expense decreased 51.3% from $343,000 in last year's quarter to $167,000 this quarter. This expense will continue to decrease as it is amortized over the option holder's vesting periods, subject to adjustments for option holder terminations. See footnote 8 in the consolidated financial statements for further information.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $766,000 and $759,000 in last year's quarter and this quarter, respectively. During both quarters interest expense was insignificant. Foreign currency transaction losses were $60,000 in last year's quarter and foreign currency transaction gains were $2,000 this quarter. These losses and gains are the result of foreign currency fluctuations in the foreign jurisdictions where the Company does business.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, Web-based information technology company whose products are being designed to enable financial services companies to deliver financial products and services via the Internet. This is an investment in preferred stock, which automatically converts into common stock if and when HAN completes an initial public offering. The Company has and will continue to regularly review the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. Although HAN has revenues, it has operated at a loss. There are no assurances that HAN will complete its development efforts or ultimately offer products that are commercially acceptable, achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. HAN continues to consume cash as it executes it business plan. As of December 31, 1999, these circumstances have indicated that this investment is permanently impaired, therefore a $821,000 impairment loss has been recorded for the three months ended December 31, 1999. The current value of the investment was calculated based upon the Company's pro-rata portion of HAN's cash balance at December 31, 1999. In January 2000, the Company provided approximately a $150,000 bridge loan to HAN. The Company anticipates it may provide up to an additional $350,000 in financing in the third quarter of fiscal 2000 to support HAN's cash requirements.

         Provision for Income Taxes. The provision for income taxes was $1.6 million in last year's quarter compared to a tax benefit of $1.2 million in this quarter. The provision (benefit) for taxes as a percentage of income (loss) before taxes was 48.0% and (32.3)% for last year's quarter and this quarter, respectively. The change in the effective tax rate from last year's quarter to this quarter primarily reflects a statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken in this quarter from losses in the Company's foreign subsidiaries.

                 Six Months Ended December 31, 1998 Compared to
                       Six Months Ended December 31, 1999
Revenues.

o Total revenues decreased 20.5% from $34.9 million in the first six months of fiscal 1999 to $27.7 million in the first six months of fiscal 2000. Domestic revenues decreased 23.3% from $29.6 million in the first six months of fiscal 1999 to $22.7 million in the first six months of fiscal 2000. International revenues decreased 4.9% from $5.3 million in the first six months of fiscal 1999 to $5.0 million in the first six months of fiscal 2000. The Company believes total revenues decreased primarily due to Year 2000 issues that resulted in the deferral of purchase decisions by the Company's customers. The Company anticipates continued softness in license revenues for the next two to three quarters. Mobius believes that the overall market demand for the Company's products remains strong.

o Software license revenues decreased 41.6% from $23.4 million in the first six months of fiscal 1999 to $13.7 million in the first six months of fiscal 2000. This decrease was primarily attributable to decreased sales of licenses. Mobius believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. Many companies have expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those that Mobius offers.

o Maintenance and other revenues increased 22.8% from $11.5 million in the first six months of fiscal 1999 to $14.0 million in the first six months of fiscal 2000. This increase in maintenance and other revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both six month periods were not significant.

Costs of Revenues.

o Cost of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 9.8% from $543,000 in the first six months of fiscal 1999 to $490,000 in the first six months of fiscal 2000, representing 2.3% and 3.6% respectively, of software license revenues in those six month periods. The costs of software license revenue decreased from the first six months of fiscal 1999 to the first six months of fiscal 2000 primarily due to increased license revenues from products that were developed exclusively by the Company and therefore do not require royalty payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 20.0% from $2.5 million in the first six months of fiscal 1999 to $3.0 million in the first six months of fiscal 2000, representing 21.7% and 21.2% respectively, of maintenance and other revenues in those six month periods. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 9.3% from $18.0 million in the first six months of fiscal 1999 to $19.7 million in the first six months of fiscal 2000, representing 51.8% and 71.1%, respectively, of total revenues in those six month periods. Sales and marketing expenses have increased primarily because of spending for the Company's new subsidiary, Click-n-Done.com, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions due to decreased sales of software licenses.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 17.6% from $5.3 million in the first six months of fiscal 1999 to $6.2 million in the first six months of fiscal 2000, representing 15.1% and 22.4%, respectively, of total revenues in those six month periods. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff to develop new products, including Click-n-Done.com.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 49.1% from $4.0 million in the first six months of fiscal 1999 to $5.9 million in the first six months of fiscal 2000, representing 11.4% and 21.4%, respectively, of total revenues in those six month periods. The increase was primarily attributable to additional personnel costs, depreciation of improvements made to the Company's infrastructure and the costs to administer the Company's new subsidiary, Click-n-Done.com.

o Stock compensation expense was the result of issuing options in 1998 that were deemed to be below market value. Stock compensation expense decreased 50.0% from $666,000 in the first six months of fiscal 1999 to $333,000 in the first six months of fiscal 2000. This expense will continue to decrease as this expense is amortized over the option holder's vesting periods, subject to adjustments for option holder terminations. See footnote 8 in the consolidated financial statements for further information.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $1.4 million and $1.5 million in the first six months of fiscal 1999 and in the first six months of fiscal 2000, respectively. During both six month periods interest expense was insignificant. Foreign currency transaction losses were $93,000 in the first six months of fiscal 1999 and foreign currency transaction gains were $48,000 in the first six months of fiscal 2000. These losses and gains are the result of foreign currency fluctuations in the foreign jurisdictions where the Company does business.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in HAN, a privately-held, Web-based information technology company whose products are being designed to enable financial services companies to deliver financial products and services via the Internet. The Company has and will continue to regularly review the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. As of December 31, 1999, these circumstances have indicated that this investment is permanently impaired, therefore a $1.4 million impairment loss has been recorded for the six months ended December 31, 1999. See footnote 6 and 12 to the consolidated financial statements for further information.

         Provision for Income Taxes. The provision for income taxes was $2.6 million in the first six months of fiscal 1999 compared to a tax benefit of $2.4 million in the first six months of fiscal 2000. The provision (benefit) for taxes as a percentage of income (loss) before taxes was 49.6% and (31.3)% for the first six months of fiscal 1999 and in the first six months of fiscal 2000, respectively. The change in the effective tax rate from the first six months of fiscal 1999 to the first six months of fiscal 2000 primarily reflects a statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken in the first six months of fiscal 2000 from losses in the Company's foreign subsidiaries.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, the Company completed its initial public offering, which generated net proceeds of $33.0 million. As of December 31, 1999, Mobius had cash and cash equivalents of $32.5 million, a decrease of $1.0 million from the $33.5 million held at June 30, 1999. In addition, Mobius had marketable securities of $9.4 million and $9.8 million as of June 30, 1999 and December 31, 1999, respectively.

         Net cash provided by operating activities was $3.0 million in the first six months of fiscal 1999 and $2.6 million in the first six months of fiscal 2000. Mobius's primary sources of cash during the first six months of fiscal 2000 were decreased accounts receivable and decreased software license installments. These sources were offset by a net loss and decreases in accounts payable and accrued expenses. Net software license installments decreased 11.5% from $23.4 million at June 30, 1999 to $20.7 million at December 31, 1999. Net accounts receivable decreased 42.9% from $12.6 million at June 30, 1999 to $7.2 million at December 31, 1999. Deferred maintenance revenue remained stable at $16.7 million at June 30, 1999 and December 31, 1999.

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings to be recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 1999 and December
31, 1999 approximately 83% and 74% of the total accounts receivable reserve balances related to specific accounts, respectively. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. At June 30, 1999 and December 31,1999, software license installments were approximately $24,200,000 and $21,495,000 of which 85% and 82% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius' products.

         Software license installment and accounts receivable reserves have decreased 6.2% from $1.7 million at June 30, 1999 to $1.6 million at December 31, 1999. The decrease in these reserves is attributable to favorable collection experience during the first six months of fiscal 2000 and management's overall assessment of specific accounts.

     Cash used in investing activities, consisting of capital expenditures to purchase computer equipment and complete leasehold improvements, was $943,000 and $3.6 million in the first six months of fiscal 1999 and in the first six months of fiscal 2000, respectively. In addition, in the first six months of fiscal 2000, $500,000 of marketable securities were purchased. The Company has undertaken significant projects in fiscal 2000, including the installation of an automated sales force computer system, implementation of a new accounting system and expansion of the Rye headquarters therefore capital expenditures are expected to increase in future quarters.

         Cash provided by financing activities was $87,000 in the first six months of fiscal 1999 and $189,000 in the first six months of fiscal 2000, primarily due to cash received from the exercise of stock options and the employee stock purchase plan.

     In December 1999, Mobius announced its new suite of Internet-based bill and presentment products, from it's subsidiary Click-n-Done.com. Click-n-Done.com's products are designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business' desktop, while preserving the bill or statement issuers total control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done.com were approximately $1.5 million and $2.2 million in this quarter and in the first six months of fiscal 2000, respectively. Mobius anticipates that it will continue to incur additional costs related to the this consumer focused Internet opportunity for at least the next year.

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

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and has recognized approximately $1.0 million of maintenance revenue through December 31, 1999. For the three and six months ended December 31, 1999, the Company recognized $322,000 and $479,000 of license revenue and $122,000 and $302,000 of maintenance revenue related to this arrangement, respectively. Future license revenue is expected to be $112,500 each quarter thereafter for the remaining four year term of the contract. All maintenance revenue has been recognized.

         In January 2000, the Company invested $500,000 in Flooz.com, a startup Internet company. Flooz is online gift currency that can be sent to a recipient over the Internet. The flooz gift currency can be redeemed by the recipient at Flooz.com participating merchants. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering.

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

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Quest Software, Inc. and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results and financial condition.

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

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which the Company maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this Form 10-Q.

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

Protection of Intellectual Property

     Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no patents covering any aspect of its software products and it has one patent application pending. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

                        Click-n-Done.com Related Factors

     On December 9, 1999, Mobius announced the formation of a new subsidiary called Click-n-Done.com and its intended release of a new consumer and business-focused suite of Internet-based bill presentment and payment system. Click-n-Done.com's products are designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business desktop, while preserving the bill or statement issuer's control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done.com were approximately $1.5 million and $2.2 million in this quarter and in the first six months of fiscal 2000, respectively. Mobius anticipates that it will continue to incur additional costs related to this business for at least the next year. The following factors may affect Click-n-Done.com's future performance, and as a result, the future performance of Mobius on a consolidated basis.

Mobius May Not Successfully Implement The Click-n-Done.com Business Plan.

         The Click-n-Done.com business model is still in development. Mobius is subject to expenses and difficulties associated with implementing the Click-n-Done.com business plan that are not typically encountered by more mature companies since the Click-n-Done.com products are Internet-based. The risks associated with implementing the Click-n-Done.com business plan relate to:

o        establishing and building out the operations infrastructure;
o        implementing and expanding the sales structure and marketing programs;
o        increasing and developing brand awareness;
o providing services to customers that are reliable and cost-effective;
o responding to technological development or service offerings by competitors; and
o        attracting and retaining qualified personnel.

         If Mobius is not successful in implementing the Click-n-Done.com business plan, Mobius' future financial or operating results could suffer.

Mobius Has Incurred Significant Expenses for Click-n-Done.com and Mobius Expects These Expenses to Increase in the Foreseeable Future.

         Mobius has incurred significant expenses relating to Click-n-Done.com in the six months since Click-n-Done.com's inception and anticipates that it will continue to incur significant expenses for Click-n-Done.com's sales and marketing, technology, customer support and personnel. As a result of Mobius Click-n-Done.com expansion plans, Mobius expects Click-n-Done.com's expenses on a quarterly and annual basis to increase in the foreseeable future. Mobius cannot assure you that Click-n-Done.com will achieve or sustain revenue or profitability on either a quarterly or an annual basis.

Click-n-Done.com May Need Additional Funds Which, If Available, Could Result in Dilution of Mobius's Equity Interest in Click-n-Done.com or an Increase in Click-n-Done.com's Interest Expense. If These Funds Are Not Available, Click-n-Done.com's Business Could Be Hurt.

         To date, Mobius has provided the working capital for Click-n-Done.com's operations. Click-n-Done.com may need to raise additional funds through public or private debt or equity financings in order to:

o        fully implement its business model;
o take advantage of unanticipated opportunities or acquisitions of complementary assets, technologies or businesses;
o        develop new products; or
o        respond to competitive pressures.

         If additional funds become necessary, additional financing may not be available on terms favorable to Click-n-Done.com, or available at all. If adequate funds are not available or are not available on acceptable terms when needed, Click-n-Done.com's business could be hurt. If additional funds are raised through the issuance of equity securities, Mobius's percentage ownership in Click-n-Done.com may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of Mobius. If additional funds are raised through the issuance of debt securities, these securities would have some rights, preferences and privileges senior to those of Mobius, and the terms of this debt could impose restrictions on Click-n-Done.com's operations and result in significant interest expense.

If Widespread Internet Adoption Does Not Continue, or If the Internet Cannot Accommodate Continued Growth, Click-n-Done.com's Business Will Be Harmed.

         Acceptance of Click-n-Done.com's products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced e-commerce enabling products and services are subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Click-n-Done.com's customer base may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers maybe reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, our business may be seriously harmed.

         To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in, or insufficient availability of, telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively support any growth in Internet usage that may occur, our business may be seriously harmed.

The Expected Continued Growth in the Market for Click-n-Done.com's Products and Services May Not Materialize or May Materialize in a Manner Mobius Has Not Anticipated.

         Click-n-Done.com's market is new and rapidly evolving. Whether, and the manner in which, the market for Click-n-Done.com's products and services will continue to grow is uncertain. The market for its products and services may be inhibited for a number of reasons, including:

o  the  reluctance of businesses to adopt the  Click-n-Done.com  business model
o alternative, competitive models for services similar to Click-n-Done.com's services
o Click-n-Done.com's failure to successfully market its products and services to new customers; and
o  Click-n-Done.com  inability  to maintain and strengthen its brand awareness.

     Concerns   about   Transaction   Security  on  the   Internet   May  Hinder
Click-n-Done.com's Business.

         A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Click-n-Done.com relies on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Click-n-Done.com uses to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Click-n-Done.com's software or Web site, which would materially harm its business.

         Anyone who can circumvent Click-n-Done.com's security measures could misappropriate proprietary information or cause interruptions in Click-n-Done.com's or its operations. Click-n-Done.com could be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concerns about the security of electronic commerce and user privacy may also inhibit the growth of the Internet as a means of conducting commercial transactions. To the extent that Click-n-Done.com's activities or the activities of third party contractors involve storing and transmitting proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Click-n-Done.com's security measures may not effectively prevent security breaches, and its failure to prevent security breaches could significantly disrupt its operations.

The Internet Industry Is Characterized by Rapid Technological Change.

         Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Click-n-Done.com future success will depend on its ability to continually improve its product offerings and services.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At December 31, 1999, Mobius primarily held debt securities.

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

None


Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit
  No.                                            Description


3.1* Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2*      Form of Amended and Restated By-Laws of the Registrant.
4.1*      Specimen certificate representing the Common Stock
10.1 Lease Modification Agreement dated July 12, 1999 by and between Old Boston Post Road Associates LLC and the Registrant
27        Financial Data Schedule (EDGAR only)

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

Date:  February 14, 2000

                                     MOBIUS MANAGEMENT SYSTEMS, INC.



                                     By: /s/ E. Kevin Dahill
                                             E. Kevin Dahill
                                             Vice President, Finance, Chief
                                             Financial Officer and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
 No.        Description


3.1*        Form of Second Amended and Restated Certificate of Incorporation
            of the Registrant.
3.2*        Form of Amended and Restated By-Laws of the Registrant.
4.1*        Specimen certificate representing the Common Stock
10.1        Lease  Modification  Agreement  dated  July  12,  1999  by and between Old Boston Post Road Associates LLC and the Registrant
27          Financial Data Schedule (EDGAR only)



* Filed as an exhibit to Mobius' Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.