Form 10-Q
period 2000-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2000-05-15
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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

Number of shares outstanding of the issuer's common stock as of May 10, 2000:

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                  18,087,439

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                                      INDEX

PART I      FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1999 and March 31, 2000

                  Consolidated Statements of Income
                  Three and nine months ended March 31, 1999 and 2000

                  Consolidated Statement of Stockholders' Equity
                  Nine months ended March 31, 2000

                  Consolidated Statements of Cash Flows
                  Nine months ended March 31, 1999 and 2000

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                     June 30,       March 31,
                                                                       1999           2000
                                                                     --------       --------
                                                                                   (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                      $ 33,546        $ 28,995
     Marketable securities, at market                                  9,362           8,650
     Accounts receivable, net of allowance for
        doubtful accounts of $860 and $785, respectively              12,631           7,881
     Software license installments, current portion                   10,603           9,370
     Other current assets                                              2,281           3,064
                                                                     -------         -------
              Total current assets                                    68,423          57,960

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $812
     and $683, respectively                                           12,778           8,973
Investments, at cost                                                   1,501             500
Property and equipment, net                                            6,039           8,786
Other assets                                                             460             442
                                                                    --------         -------

              Total assets                                          $ 89,201        $ 76,661
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $ 13,892        $ 12,267
     Deferred maintenance revenue                                     12,840          13,274
     Deferred income taxes                                             3,293           2,801
     Other liabilities                                                    36              --
                                                                    --------        --------
              Total current liabilities                               30,061          28,342
                                                                    --------        --------

Deferred maintenance revenue                                           3,811           2,725
Deferred income taxes                                                  3,801           2,635

Stockholders' equity:
     Common stock $.0001 par value; authorized 40,000,000
       shares; issued 21,996,150 and 22,101,712 shares,
       respectively;  outstanding 17,905,150 and 18,010,712
       shares, respectively                                                2               2
     Additional paid-in capital                                       48,409          48,702
     Retained earnings                                                16,497           7,025
     Deferred stock compensation                                        (982)           (536)
     Accumulated other comprehensive income (loss)                      (398)           (234)
     Treasury stock, at cost, 4,091,000
         and 4,091,000 shares, respectively                          (12,000)        (12,000)
                                                                    --------        --------
              Total stockholders' equity                              51,528          42,959
                                                                    --------        --------

Total liabilities and stockholders' equity                          $ 89,201        $ 76,661
                                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)


                                                       Three Months Ended          Nine Months Ended
                                                            March 31,                   March 31,
                                                       1999          2000          1999            2000
                                                       ----          ----          ----            ----
Revenues:
     Software license revenues                       $11,223        $ 6,522       $34,645        $20,208
     Maintenance and other revenues                    6,660          7,478        18,099         21,520
                                                     -------        -------       -------        -------
         Total revenues                               17,883         14,000        52,744         41,728
Costs of revenues:
     Software license revenues                           282            109           825            599
     Maintenance and other revenues                    1,209          1,497         3,687          4,471
                                                     -------        -------       -------        -------
         Total costs of revenues                       1,491          1,606         4,512          5,070

Gross profit                                          16,392         12,394        48,232         36,658

Operating expenses:
     Sales and marketing                               9,684         11,308        27,732         31,027
     Research and development                          2,630          4,108         7,907         10,315
     General and administrative                        2,098          3,026         6,078          8,961
     Stock compensation expense                          213            113           879            446
                                                     -------        -------       -------        -------
         Total operating expenses                     14,625         18,555        42,596         50,749

Income (loss) from operations                          1,767         (6,161)        5,636        (14,091)

License and other interest income                        699            717         2,138          2,202
Interest expense                                          (3)            (1)          (15)            (3)
Foreign currency transaction (losses) gains               (9)            (8)         (102)            40
Investment impairment                                      -           (527)            -         (1,939)
                                                     -------        -------       -------        -------
Income (loss) before income taxes                      2,454         (5,980)        7,657        (13,791)

Provision (benefit) for income taxes                   1,174         (1,875)        3,757         (4,319)
                                                     -------        -------       -------        -------

Net income (loss)                                    $ 1,280        $(4,105)      $ 3,900        $(9,472)
                                                     =======        =======       =======        =======

Basic earnings (loss) per share                      $  0.07       $ (0.23)        $ 0.22        $ (0.53)
Basic weighted average shares
     outstanding                                      17,815         18,007        17,783         17,962

Diluted earnings (loss) per share                    $  0.07       $ (0.23)        $ 0.21        $ (0.53)
Diluted weighted average
     shares outstanding                               19,239         18,007        18,973         17,962


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                                                                         Accumulated
                                                                                            Other                         Total
                                        Common Stock  Additional                        Comprehensive  Treasury Stock  Stockholders'
                                        ------------    Paid-in  Retained    Deferred    Income, net   --------------   (Deficit)
                                       Shares  Amount   Capital  Earnings  Compensation     of tax    Shares   Amount     Equity
                                       --------------------------------------------------------------------------------------------

Balance at June 30, 1999               17,905   $ 2     $48,409   $16,497    $ (982)       $(398)       4,091 $(12,000)  $ 51,528
Net loss                                    -     -          -     (9,472)         -           -            -        -     (9,472)
Change in other comprehensive income,
  net of tax                                -     -          -        -            -         164            -        -        164
                                                                                                                           ------
Comprehensive loss                          -     -          -        -            -           -            -        -     (9,308)
Stock options exercised                    52     -        123        -            -           -            -        -        123
Stock purchase plan shares issued          54     -        170        -            -           -            -        -        170
Change in deferred compensation             -     -          -        -         446            -            -        -        446
                                       --------------------------------------------------------------------------------------------
Balance at March 31, 2000              18,011  $  2     $48,702   $7,025     $ (536)       $(234)       4,091 $(12,000)  $ 42,959
                                       ============================================================================================


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                         1999          2000
                                                                       -------       -------

Cash flows provided by operating activities:
  Net income (loss)                                                    $ 3,900       $(9,472)
                                                                       -------       --------
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating  activities:
   Deferred income taxes                                                 2,121        (1,658)
   Depreciation and amortization                                           841         1,974
   Stock compensation expense                                              879           446
   Loss on disposal of property, plant and equipment                        --            22
   Impairment of investment                                                 --         1,939
Change in operating assets and liabilities:
     Accounts receivable, net                                            1,752         4,750
     Software license installments                                      (2,880)        5,038
     Other assets                                                       (1,281)         (527)
     Accounts payable and accrued expenses                                 692        (1,566)
     Other liabilities                                                    (918)           --
     Deferred maintenance revenue                                          418          (652)
                                                                       -------        ------
         Total adjustments                                               1,624         9,766
                                                                       -------        ------
         Net cash provided (used) by operating activities                5,524           294
                                                                       -------        ------
Cash flows (used) provided in investing activities:

   Purchase of marketable securities                                    (9,697)       (1,000)
   Purchase of investments                                                  --        (1,063)
   Sale of marketable securities                                            --         1,500
   Capital expenditures                                                 (1,571)       (4,649)
                                                                       -------        ------
         Net cash used in investing activities                         (11,268)       (5,212)
                                                                       -------        ------
Cash flows (used) provided by financing activities:
   Cash received from employee stock purchase                               --           169
   Cash received from exercise of stock options                            253            65
   Payments on capital lease obligations                                   (36)          (36)
                                                                       -------        ------
         Net cash provided by financing activities                         217           198
                                                                       -------        ------
Effect of exchange rate changes on
   cash and cash equivalents                                              (250)          169
                                                                       -------        ------
Net change in cash and cash equivalents                                 (5,777)       (4,551)
Cash and cash equivalents at beginning
   of period                                                            42,222        33,546
                                                                       -------       -------
Cash and cash equivalents at end of period                             $36,445       $28,995
                                                                       =======       =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                                          $    15       $    3
     Income taxes                                                      $ 3,222       $   10


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements at June 30, 1999 and March 31, 2000 and for the three and nine month periods ended March 31, 1999 and 2000, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

         Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions, however, actual results may differ.

         Mobius Management Systems, Inc. ("Mobius") is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius's financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                              Three Months Ended March 31,

                                                    1999                                          2000
                                -------------- --------------- -----------    -------------- --------------- -----------
                                 Net Income        Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic EPS:
Net income (loss)                  $ 1,280                                      $(4,105)
                                   =======                                      =======
Weighted average shares
 outstanding                                       17,815                                        18,007

Basic earnings (loss)
 per share                                                       $0.07                                        $(0.23)
                                                                 =====                                        ======
Diluted earnings (loss)
 per share:

Net income (loss)                  $ 1,280                                      $(4,105)
                                   =======                                      =======
Dilutive effect of
 stock options                                     1,424                                             -
                                                   -----                                        ------
Diluted   earnings   (loss)
 per share                                        19,239         $0.07                          18,007        $(0.23)
                                                  ======         =====                          ======        ======



                                                                Nine Months Ended March 31,

                                                    1999                                          2000
                                -------------- --------------- -----------    -------------- --------------- -----------
                                 Net Income        Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic EPS:
Net income (loss)                  $3,900                                       $(9,472)
                                   ======                                       =======
Weighted average shares
 outstanding                                       17,783                                        17,962
Basic earnings (loss)
 per share                                                       $0.22                                        $(0.53)
                                                                 =====                                        ======
Diluted   earnings   (loss)
per share:

Net income (loss)                  $3,900                                       $(9,472)
                                   ======                                       =======
Dilutive effect of
 stock options                                      1,190                                             -
                                                   ------                                        ------
Diluted   earnings   (loss)
per share                                          18,973        $0.21                           17,962       $(0.53)
                                                   ======        =====                           ======       ======


         For the three and nine months ended March 31, 2000 stock options were not included in the Diluted EPS calculation because their effects were anti-dilutive. There were no anti-dilutive stock options in the EPS calculation in the three and nine months ended March 31, 1999, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three and nine months ended March 31, 2000. As of June 30, 1999 and March 31, 2000, the unamortized investment premium and unrealized holding gains and losses were insignificant.

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

(5)  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                          June 30,   March 31,
                                                             1999       2000
                                                         -------      -------
   Furniture, fixtures and office equipment              $   939      $ 1,084
   Computer equipment                                      7,803       11,435
   Leasehold improvements                                  1,153        1,448
   Construction in progress                                   --          552
                                                         -------      -------
                                                           9,895       14,519
   Less accumulated depreciation and amortization         (3,856)      (5,733)
                                                          ------      -------
   Property and equipment, net                           $ 6,039      $ 8,786
                                                         =======      =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $311,000, $841,000, $683,000 and $1.9 million for the three and nine months ended March 31, 1999 and 2000, respectively. At June 30, 1999 and March 31, 2000 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $104,000 and $127,000, respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During the third quarter of fiscal 2000, Mobius provided an additional $562,500 to HAN in short term loans that were converted to preferred stock in May 2000. The short term loans are classified as other current assets at March 31, 2000. See footnote 12 for subsequent events relating to this investment.

         Mobius holds a minority ownership position, which, if the preferred converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN. The short-term loans accrued interest at an annual rate of 10% for the first month and 12% each month until the loans were converted to preferred stock in May 2000. The short-term loans are outstanding as of March 31, 2000.

         Mobius  regularly  reviews the  assumptions  underlying  the  operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash. Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the cash consumption basis is the appropriate surrogate for measuring the impairment of this investment.

         For the three and nine months ended March 31, 2000 a $527,000 and $1.9 million of impairment losses have been recorded. The entire non-current investment has been impaired and $438,000 of the short term loans are impaired at March 31, 2000.

         In January 2000, the Company made a strategic investment of $500,000 in Flooz.com, a startup Internet company. Flooz is online gift currency that can be sent to a recipient over the Internet. The flooz gift currency can be redeemed by the recipient at Flooz.com participating merchants. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering. Mobius holds a minority ownership position, which, if the preferred converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of Flooz.com. Mobius's wholly owned subsidiary, Click-n-Done.com has signed a partnership agreement with Flooz.com to offer flooz as an innovative means of rewarding consumers, prospective partners, clients and seminar attendees. Distribution of flooz will take place via a unique Web-based interface created by Flooz.com.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At March 31, 2000, the investment is carried at its original cost of $500,000 within other non-current assets.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,     March 31,
                                                          1999         2000
                                                        -------      -------

         Accounts payable                               $ 2,179      $ 1,249
         Compensation and related benefits                5,897        5,695
         Royalties payable                                1,358        1,114
         Other                                            4,458        4,209
                                                        -------       ------
                                                        $13,892      $12,267
                                                        =======      =======

(8)  Stock Incentive Plan

         In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at exercise prices of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering ("IPO") in April 1998. As a result, the Company recognized compensation expense of $213,000, $879,000, $113,000 and $446,000 for the three and nine months ended March 31, 1999 and 2000, respectively. There is approximately $101,000, $264,000, $134,000 and $37,000 of remaining expense relating to these 1998 option grants to be recognized in fiscal years 2000, 2001, 2002 and 2003, respectively, subject to adjustments for option holder terminations.

(9)  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income, net of income tax, for the three and nine months ended March 31, 1999 and 2000 is as follows (in thousands):

                                            Three months ended Nine months ended
                                                March 31,          March 31,
                                              1999     2000     1999     2000
                                              ----     ----     ----     ----

Net income (loss)                            $1,280  $(4,105)  $3,900  $(9,472)
Unrealized marketable securities gain (loss)      3        7        3       (5)
Unrealized translation gain (loss)             (295)     (94)    (250)     169
                                             ---------------------------------
Comprehensive income (loss)                   $ 988  $(4,192)  $3,653  $(9,308)
                                             =================================

(10) Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(11) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over five years, and has recognized approximately $1.0 million of maintenance revenue through March 31, 2000. For the three and nine months ended March 31, 2000, the Company recognized $82,000 and $561,000 of license revenue related to this arrangement, respectively. For the three and nine months ended March 31, 2000, the Company recognized $0 and $302,000 of maintenance revenue related to this arrangement, respectively. Future license revenue is expected to be $112,500 each quarter thereafter for the remaining four year term of the contract. All maintenance revenue has been recognized.

(12)     Subsequent Events

         In May 2000, Mobius invested $750,000 in preferred stock of HAN. This investment was funded by converting $562,500 of bridge loans to HAN into preferred stock and providing an additional funds of $187,500. After this round of financing, Mobius's total equity investment in HAN is $2,251,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with the Company's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to the Company's fiscal quarters ended March 31, 1999 and 2000, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" contained at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Results of Operations

         The  following  table  sets  forth  certain  items  from the  Company's
Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:


                                                     Three Months Ended            Nine Months Ended
                                                          March 31,                     March 31,
                                                     1999           2000           1999          2000
                                                     ----           ----           ----          ----
                                                         (Unaudited)                    (Unaudited)

Revenues:
  Software license revenues                          62.8%         46.6%            65.7%         48.4%
  Maintenance and other revenues                     37.2          53.4             34.3          51.6
                                                    -----         -----            -----         -----
         Total revenues                             100.0         100.0            100.0         100.0
                                                    -----         -----            -----         -----
Costs of revenues:
  Software license revenues                           1.6           0.8              1.6           1.5
  Maintenance and other revenues                      6.7          10.7              7.0          10.7
                                                    -----         -----            -----         -----
         Total costs of revenues                      8.3          11.5              8.6          12.2
                                                    -----         -----            -----         -----
Gross profit                                         91.7          88.5             91.4          87.8

Operating expenses:
  Sales and marketing                                54.2          80.8             52.5          74.4
  Research and development                           14.7          29.3             15.0          24.7
  General and administrative                         11.7          21.6             11.5          21.4
  Stock compensation expense                          1.2           0.8              1.7           1.1
                                                    -----         -----            -----         -----
         Total operating expenses                    81.8         132.5             80.7         121.6
                                                    -----         -----            -----         -----
Income (loss) from operations                         9.9         (44.0)            10.7         (33.8)
License and other interest income                     3.8           5.1              4.0           5.3
Foreign currency transaction(losses)gains              --            --             (0.2)           --
Investment impairment                                  --          (3.8)              --          (4.6)
                                                    -----         -----            -----         -----
Income (loss) before income taxes                    13.7         (42.7)            14.5         (33.1)
Provision (benefit) for income taxes                  6.5         (13.4)             7.1         (10.4)
                                                    -----         -----            -----         -----
Net income (loss)                                     7.2%        (29.3)%            7.4%        (22.7)%
                                                    =====         =====            =====         =====


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

Revenues.

o Total revenues decreased 21.7% from $17.9 million in last year's quarter to $14.0 million this quarter. Domestic revenues decreased 26.1% from $16.0 million in last year's quarter to $11.8 million this quarter. International revenues increased 15.5% from $1.9 million in last year's quarter to $2.2 million this quarter. The Company believes total revenues decreased primarily due to Year 2000 issues which resulted in the deferral of purchase decisions by the Company's customers. The Company anticipates continued softness in license revenues for the next one to two quarters.

o Software license revenues decreased 41.9% from $11.2 million in last year's quarter to $6.5 million this quarter. This decrease was primarily attributable to decreased sales of licenses. Mobius believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. Many companies expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those offered by Mobius.

o Maintenance and other revenues increased 12.3% from $6.7 million in last year's quarter to $7.5 million this quarter. This increase in maintenance and other revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both quarters were not significant.

Costs of Revenues.

o Cost of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 61.3% from $282,000 in last year's quarter to $109,000 this quarter, representing 2.5% and 1.7% respectively, of software license revenues in those quarters. The costs of software license revenue decreased from last year's quarter to this quarter primarily due to decreased license revenues from products that require royalty payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 23.8% from $1.2 million in last year's quarter to $1.5 million this quarter, representing 18.2% and 20.0% respectively, of maintenance and other revenues in those quarters. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 16.8% from $9.7 million in last year's quarter to $11.3 million this quarter, representing 54.2% and 80.8%, respectively, of total revenues in those quarters. Sales and marketing expenses have increased primarily because of spending for the Company's new subsidiary, Click-n-Done.com, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions due to decreased sales of software licenses.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 56.2% from $2.6 million in last year's quarter to $4.1 million this quarter, representing 14.7% and 29.3%, respectively, of total revenues in those quarters. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff to develop new products, including those for Click-n-Done.com.

o General and administrative expenses consist of personnel costs related to general management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 44.2% from $2.1 million in last year's quarter to $3.0 million this quarter, representing 11.7% and 21.6%, respectively, of total revenues in those quarters. The increase was primarily attributable to the costs to administer the Company's new subsidiary, Click-n-Done.com, depreciation of improvements made to the Company's infrastructure and additional personnel costs.

o Stock compensation expense was the result of issuing options in 1998 that were deemed to be below market value. Stock compensation expense decreased 46.9% from $213,000 in last year's quarter to $113,000 this quarter. This expense will continue to decrease as it is amortized over the option holder's vesting periods, subject to adjustments for option holder terminations. See footnote 8 in the consolidated financial statements for further information.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $699,000 and $717,000 in last year's quarter and this quarter, respectively. During both quarters interest expense and foreign currency transaction losses were insignificant. Foreign currency losses are the result of foreign currency fluctuations in the foreign jurisdictions where the Company does business.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During the third quarter of fiscal 2000, Mobius provided an additional $562,500 to HAN in short term loans, which are classified as other current assets at March 31, 2000. In May 2000, Mobius invested $750,000 in preferred stock of HAN. This investment was funded by converting $562,500 of bridge loans to HAN into preferred stock and providing an additional funds of $187,500. After this round of financing, Mobius's total equity investment in HAN is $2,251,000.

         Mobius holds a minority ownership position, which, if the preferred converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN. The short-term loans accrued interest at an annual rate of 10% for the first month and 12% each month until the loans were converted to preferred stock in May 2000. The short-term loans are outstanding as of March 31, 2000.

         Mobius  regularly  reviews the  assumptions  underlying  the  operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash. Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the cash consumption basis is the appropriate surrogate for measuring the impairment of this investment. For the three months ended March 31, 2000 a $527,000 impairment loss has been recorded.

     Provision for Income Taxes. The provision for income taxes was $1.2 million in last year's quarter compared to a tax benefit of $1.9 million in this quarter. The provision (benefit) for taxes as a percentage of income (loss) before taxes was 47.8% and (31.4)% for last year's quarter and this quarter, respectively. The change in the effective tax rate from last year's quarter to this quarter primarily reflects a statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken in this quarter from losses in the Company's foreign subsidiaries.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 2000

Revenues.

o Total revenues decreased 20.9% from $52.7 million in the first nine months of fiscal 1999 to $41.7 million in the first nine months of fiscal 2000. Domestic revenues decreased 24.3% from $45.5 million in the first nine months of fiscal 1999 to $34.5 million in the first nine months of fiscal 2000. International revenues were stable at $7.2 million in the first nine months of fiscal 1999 and fiscal 2000. The Company believes total revenues decreased primarily due to Year 2000 issues that resulted in the deferral of purchase decisions by the Company's customers. The Company anticipates continued softness in license revenues for the next one to two quarters.

o Software license revenues decreased 41.7% from $34.6 million in the first nine months of fiscal 1999 to $20.2 million in the first nine months of fiscal 2000. This decrease was primarily attributable to decreased sales of licenses. Mobius believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. Many companies have expended significant resources to correct or modify their current software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those that Mobius offers.

o Maintenance and other revenues increased 18.9% from $18.1 million in the first nine months of fiscal 1999 to $21.5 million in the first nine months of fiscal 2000. This increase in maintenance and other revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both nine month periods were not significant.

Costs of Revenues.

o Cost of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 27.4% from $825,000 in the first nine months of fiscal 1999 to $599,000 in the first nine months of fiscal 2000, representing 2.4% and 3.0% respectively, of software license revenues in those nine month periods. The costs of software license revenue as a percentage of software license revenues increased from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 primarily due to increased license revenues from products that require royalty payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 21.3% from $3.7 million in the first nine months of fiscal 1999 to $4.5 million in the first nine months of fiscal 2000, representing 20.4% and 20.8% respectively, of maintenance and other revenues in those nine month periods. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 11.9% from $27.7 million in the first nine months of fiscal 1999 to $31.0 million in the first nine months of fiscal 2000, representing 52.5% and 74.4%, respectively, of total revenues in those nine month periods. Sales and marketing expenses have increased primarily because of spending for the Company's new subsidiary, Click-n-Done.com, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions due to decreased sales of software licenses.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 30.5% from $7.9 million in the first nine months of fiscal 1999 to $10.3 million in the first nine months of fiscal 2000, representing 15.0% and 24.7%, respectively, of total revenues in those nine month periods. The increases in research and development expenses were primarily attributable to increased staffing and personnel-related costs for technical staff to develop new products, including Click-n-Done.com.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 47.4% from $6.1 million in the first nine months of fiscal 1999 to $9.0 million in the first nine months of fiscal 2000, representing 11.5% and 21.4%, respectively, of total revenues in those nine month periods. The increase was primarily attributable to additional personnel costs, costs to administer the
     Company's new subsidiary, Click-n-Done.com and the depreciation of improvements made to the Company's infrastructure.

o Stock compensation expense was the result of issuing options in 1998 that were deemed to be below market value. Stock compensation expense decreased 49.3% from $879,000 in the first nine months of fiscal 1999 to $446,000 in the first nine months of fiscal 2000. This expense will continue to decrease as this expense is amortized over the option holder's vesting periods, subject to adjustments for option holder terminations. See
     footnote  8  in  the   consolidated   financial   statements   for  further
     information.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $2.1 million and $2.2 million in the first nine months of fiscal 1999 and in the first nine months of fiscal 2000, respectively. During both nine month periods interest expense was insignificant. Foreign currency transaction losses were $102,000 in the first nine months of fiscal 1999 and foreign currency transaction gains were $40,000 in the first nine months of fiscal 2000. These losses and gains are the result of foreign currency fluctuations in the foreign jurisdictions where the Company does business.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During the third quarter of fiscal 2000, Mobius provided an additional $562,500 to HAN in short term loans, which are classified as other current assets at March 31, 2000. In May 2000, Mobius invested $750,000 in preferred stock of HAN. This investment was funded by converting $562,500 of bridge loans to HAN into preferred stock and providing an additional funds of $187,500. After this round of financing, Mobius's total equity investment in HAN is $2,251,000.

         Mobius holds a minority ownership position, which, if the preferred converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN. The short-term loans accrue interest at an annual rate of 10% for the first month and 12% each month until the loans were converted to preferred stock in May 2000. The short-term loans are outstanding as of March 31, 2000.

         Mobius  regularly  reviews the  assumptions  underlying  the  operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash. Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the cash consumption basis is the appropriate surrogate for measuring the impairment of this investment. For the nine months ended March 31, 2000 a $1.9 million impairment loss has been recorded.

         Provision for Income Taxes. The provision for income taxes was $3.8 million in the first nine months of fiscal 1999 compared to a tax benefit of $4.3 million in the first nine months of fiscal 2000. The provision (benefit) for taxes as a percentage of income (loss) before taxes was 49.1% and (31.3)% for the first nine months of fiscal 1999 and in the first nine months of fiscal 2000, respectively. The change in the effective tax rate from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 primarily reflects a statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken in the first nine months of fiscal 2000 from losses in the Company's foreign subsidiaries.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, the Company completed its initial public offering, which generated net proceeds of $33.0 million. As of March 31, 2000, Mobius had cash and cash equivalents of $29.0 million, a decrease of $4.5 million from the $33.5 million held at June 30, 1999. In addition, Mobius had marketable securities of $9.4 million and $8.7 million as of June 30, 1999 and March 31, 2000, respectively.

         Net cash provided by operating activities was $5.5 million and $294,000 in the first nine months of fiscal 1999 and fiscal 2000, respectively. Mobius's primary sources of cash during the first nine months of fiscal 2000 were collections of accounts receivable and decreased software license installments. These sources were offset by a net loss and decreases in accounts payable and accrued expenses. Net software license installments decreased 21.5% from $23.4 million at June 30, 1999 to $18.3 million at March 31, 2000. Net accounts receivable decreased 37.6% from $12.6 million at June 30, 1999 to $7.9 million at March 31, 2000. Deferred maintenance revenue decreased 3.9% from $16.7 million at June 30, 1999 to $16.0 million at March 31, 2000.

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 1999 and March 31, 2000 approximately 83% and 78% of the total accounts receivable reserve balances related to specific accounts, respectively. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. At June 30, 1999 and March 31, 2000, software license installments were approximately $24.2 million and $19.0 million of which 85% and 80% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius' products.

         Software license installment and accounts receivable reserves have decreased 12.2% from $1.7 million at June 30, 1999 to $1.5 million at March 31, 2000. The decrease in these reserves is attributable to favorable collection experience during the first nine months of fiscal 2000 and management's overall assessment of specific accounts.

         Cash used in investing activities, consisting of capital expenditures to purchase computer equipment and complete leasehold improvements, was $1.6 million and $4.6 million in the first nine months of fiscal 1999 and in the first nine months of fiscal 2000, respectively. The Company has undertaken significant projects in fiscal 2000, including the installation of an automated sales force computer system, implementation of a new accounting system and expansion of the Rye headquarters. Consequently, capital expenditures are expected to increase in future quarters.

         In addition, in the first nine months of fiscal 2000, $1.0 million of marketable securities were purchased and $1.5 million of marketable securities were sold. Mobius also made investments in HAN and Flooz.com. Mobius provided an additional $562,500 to HAN in short term loans, which were converted to preferred stock in May 2000. Mobius invested $500,000 in preferred stock of Flooz.com, which converts into common stock if and when Flooz.com completes an initial public offering.

         Cash provided by financing activities was $217,000 in the first nine months of fiscal 1999 and $198,000 in the first nine months of fiscal 2000, primarily due to cash received from the exercise of stock options and the employee stock purchase plan.

         In December 1999, Mobius announced its new suite of Internet-based bill and presentment products, from it's subsidiary Click-n-Done.com. Click-n-Done.com's products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business' desktop, while preserving the bill or statement issuers total control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done.com were approximately $3.2 million and $5.4 million in this quarter and in the first nine months of fiscal 2000, respectively. Mobius anticipates that it will continue to incur significant costs to pursue this consumer focused Internet opportunity.

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

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over five years, and has recognized approximately $1.0 million of maintenance revenue through March 31, 2000. For the three and nine months ended March 31, 2000, the Company recognized $82,000 and $561,000 of license revenue related to this arrangement, respectively. For the three and nine months ended March 31, 2000, the Company recognized $0 and $302,000 of maintenance revenue related to this arrangement, respectively. Future license revenue is expected to be $112,500 each quarter thereafter for the remaining four year term of the contract. All maintenance revenue has been recognized.

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

                        Click-n-Done.com Related Factors

         On December 9, 1999, Mobius announced the formation of a new subsidiary called Click-n-Done.com and its intended release of a new consumer and business-focused suite of Internet-based bill presentment and payment systems. Click-n-Done.com's products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business desktop, while preserving the bill or statement issuer's control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done.com were approximately $3.2 million and $5.4 million in this quarter and in the first nine months of fiscal 2000, respectively. Mobius anticipates that it will continue to incur additional costs related to this business for at least the next year. The following factors may affect Click-n-Done.com's future performance, and as a result, the future performance of Mobius on a consolidated basis.

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

Mobius Has Incurred Significant Expenses for Click-n-Done.com and Mobius Expects These Expenses to Increase in the Foreseeable Future.

         Mobius has incurred significant expenses relating to Click-n-Done.com in the nine months since Click-n-Done.com's inception and anticipates that it will continue to incur significant expenses for Click-n-Done.com's sales and marketing, technology, customer support and personnel. As a result of Mobius Click-n-Done.com expansion plans, Mobius expects Click-n-Done.com's expenses on a quarterly and annual basis to increase in the foreseeable future. Mobius cannot assure you that Click-n-Done.com will achieve or sustain revenue or profitability on either a quarterly or an annual basis.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At March 31, 2000, Mobius primarily held debt securities.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  From time to time, the Company is involved in litigation relating to claims arising out of their operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's business, operating results and financial condition.

Item 2 - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) On April 27, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47117) with respect to the Company's initial public offering. To date, the Company has not used any of the approximately $33.0 million of proceeds from the offering. The proceeds are currently invested in cash and short term, investment grade, interest bearing securities.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Mobius held its Annual Meeting of Stockholders on January 7, 2000. The matters submitted to a vote of our stockholders was the election of two directors to the class of directors whose terms expire in 2002, approval of an amendment to the 1998 Employee Stock Purchase Plan and the ratification of the appointment of Mobius' independent auditors.

Mobius stockholders elected Joseph J. Albracht and Peter J. Barris to the Board of Directors, to hold office until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                  Joseph J. Albracht

                  Voted for         17,133,997
                  Against              182,434

                  Peter J. Barris

                  Voted for         17,256,957
                  Against               59,474

Mobius stockholders approved the amendment to the 1998 Employee Stock Purchase Plan to increase the maximum number of shares of Mobius's Common Stock available for issuance under the plan from 300,000 to 650,000. The results of the voting were as follows:

                  Voted for         17,260,383
                  Against               54,098
                  Abstain                1,950

Mobius stockholders ratified the appointment of KPMG LLP as Mobius's independent auditors. The results of the voting were as follows:

                  Voted for         17,287,779
                  Against               24,702
                  Abstain                3,950

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

Date:  May 15, 2000

                                 MOBIUS MANAGEMENT SYSTEMS, INC.

                                 By:

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