Form 10-K
period 2000-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2000-09-28
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ||

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on September 18, 2000 as reported on NASDAQ, was approximately $38.0 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 2000, Registrant had outstanding 18,116,600 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed no later than October 30, 2000 pursuant to Regulation 14A, are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

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

         Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Australia, Switzerland, Japan and the Benelux. Mobius's company headquarters are located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

Industry Background

         Organizations need to retain information for long periods of time to meet operational, regulatory and legal requirements or to satisfy customer and other inquiries. For example, credit card companies store records of each charge transaction; brokerage firms store records of every trade; and telephone companies store records of individual telephone calls. This voluminous information must be quickly and accurately retrieved to support customer service, meet legal requirements and reach more informed business decisions. Customers have become dependent upon organizations to accurately account for transactions and other information and demand rapid and consistent access to their records. Increasingly, customers expect self-service access via the Internet using readily available Web browser technology.

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

Products

         Mobius's products include server products, which act as hosts on central processing computers or networks, and client products that access the host software whenever host resources are needed. The Company's primary products are ViewDirect, which stores and retrieves documents; DocumentDirect, which enables document viewing; DocumentDirect for the Internet, which makes information available over the Internet and corporate intranets; e-Search & View, which enables browser-based searching of information stored on ViewDirect archives; DocumentDirect Application Suite, a series of industry-specific application templates for document viewing; DocuAnalyzer, a data mining tool; and INFOPAC-ABS, a data center quality control product. In fiscal year 2000, Mobius's subsidiary Click-n-Done.com LLC introduced Click-n-Done, an application that over the internet, presents bills and statements and facilitates their payment.

         ViewDirect. ViewDirect stores and presents virtually any record of a business transaction, including computer-generated reports; print-formatted documents, such as customer statements; scanned images; and undefined transactions created in other computing environments, for example, those created for display devices such as generic Internet browsers. ViewDirect provides direct, on-line access to information stored on disk, tape or optical devices. It supports both host-based and network-based implementations, and operates on desktop computers and on the largest enterprise servers or "mainframe" computers.

         DocumentDirect. DocumentDirect is a Windows-based full-function viewer. It provides a common "portal" through which the user is able to access any type or number of documents stored in ViewDirect archives. DocumentDirect can simultaneously display diversely formatted documents and facilitates the annotation and reformatting of documents.

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

         e-Search & View. e-Search & View is a Web search facility that enables browser-based searching of information stored in ViewDirect archives. It uses ViewDirect's high-performance indexing and integrates with any Web application, providing an efficient, easy-to-use document search application.

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

         Click-n-Done. Click-n-Done is application software that supports electronic bill presentment and payment ("EBPP") and electronic statement presentment ("ESP.") Click-n-Done supports multiple billing models including "consumer consolidation," in which bills and statements are presented on the consumer's desktop processor.

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

Employees

         As of June 30, 2000, Mobius employed 423 people: 215 in Sales and Marketing; 51 in Customer Satisfaction; 97 in Research and Development; and 60 in General and Administrative. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

         No single customer accounted for 10% or more of consolidated revenues in fiscal years 1998, 1999 or 2000.

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

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Quest Software, Inc., RSD S.A., Checkfree Corporation, Billserv.com, Inc. and edocs, Inc. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results and financial condition.

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

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which the Company maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Form 10-K.

Expansion of Indirect Channels

         To date, sales through indirect sales channels have not been significant although Mobius intends to invest resources to develop these channels. Mobius's ability to achieve revenue growth in the future will be affected by its success in expanding existing and establishing additional relationships with strategic partners. Mobius expects to receive lower unit prices when selling through indirect channels; therefore, if Mobius is successful in selling products through indirect channels, its gross margins as a percentage of revenue could decrease.

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

         Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius generally does not patent its software products but rather relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

Click-n-Done.com Related Factors

         On December 9, 1999, Mobius announced the formation of a new subsidiary called Click-n-Done.com and its intended release of a new consumer and business-focused suite of Internet-based bill presentment and payment systems. Through June 30, 2000, Mobius has not generated any revenue from the sale of its Click-n-Done.com products. Mobius's expenses for Click-n-Done.com were approximately $8.2 million in fiscal 2000. Mobius anticipates that it will continue to incur additional costs related to this business for at least the
next  year.  The  following   factors  may  affect

Click-n-Done.com's future performance, and as a result, the future performance of Mobius on a consolidated basis. Mobius May Not Successfully Implement The Click-n-Done.com Business Plan.

         The Click-n-Done.com business model is still in development. Mobius is subject to greater expenses and difficulties in implementing the Click-n-Done.com business plan as compared to those associated with more traditional ventures, since the Click-n-Done.com products are Internet-based. The risks associated with implementing the Click-n-Done.com business plan relate to:

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

         If  Mobius  is not  successful  in  implementing  the  Click-n-Done.com
business  plan,   Mobius's  future  financial  or  operating  results  could  be materially adversely effected.

Mobius Has Incurred Significant Expenses for Click-n-Done.com and Mobius Expects These Expenses to Continue for the Foreseeable Future.

         Mobius has incurred significant expenses relating to Click-n-Done.com in the twelve months since Click-n-Done.com's inception and anticipates that it will continue to incur additional expenses for sales and marketing, technology, customer support and personnel for the foreseeable future. Mobius cannot assure that Click-n-Done.com will achieve or sustain revenue or profitability on either a quarterly or an annual basis.

Click-n-Done.com May Need Additional Funds Which, if Available, Could Result in Dilution of Mobius's Equity Interest in Click-n-Done.com or an Increase in Click-n-Done.com's Interest Expense. If These Funds Are Not Available, Click-n-Done.com's Business Could Be Materially Adversely Effected.

         To date, Mobius has provided the working capital for Click-n-Done.com's operations. Click-n-Done.com will require additional working capital and may need to raise these additional funds through public or private debt or equity financing in order to:

o    fully implement its business model;
o    take  advantage  of   unanticipated   opportunities   or   acquisitions  of
     complementary assets, technologies or businesses;
o    develop new products; or
o    respond to competitive pressures.

         If additional funds become necessary, additional capital may not be available on terms favorable to Click-n-Done.com, or available at all. If adequate funds are not available or are not available on acceptable terms when needed, Click-n-Done.com's business could be materially adversely effected. If additional funds are raised through the issuance of equity securities, Mobius's percentage ownership in Click-n-Done.com may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of Mobius. If additional funds are raised through the issuance of debt securities, these securities would have some rights, preferences and privileges senior to those of Mobius, and the terms of this debt could impose restrictions on Click-n-Done.com's operations and result in significant interest expense.

If Widespread Internet Adoption Does Not Continue, or If the Internet Cannot Accommodate Continued Growth, Click-n-Done.com's Business Will Be Materially Adversely Effected.

         Acceptance of Click-n-Done.com's products depends upon continued acceptance of the Internet for commerce. As is typical in the case of an
emerging  industry  characterized  by  rapidly  changing  technology,   evolving
industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced e-commerce enabling products and services are subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Click-n-Done.com's customer base may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers may be reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, our business may be seriously harmed.

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

         Click-n-Done.com's market is new and rapidly evolving. Whether, and the manner in which, the market for Click-n-Done.com's products and services will continue to grow is uncertain. The market for its products and services may be inhibited for a number of reasons, including:

o    the reluctance of businesses to adopt the Click-n-Done.com business model;
o alternative, competitive models for services similar to Click-n-Done.com's services;
o Click-n-Done.com's failure to successfully market its products and services to new customers; and
o    Click-n-Done.com's   inability  to  maintain  and   strengthen   its  brand
     awareness.

Concerns   about    Transaction    Security   on   the   Internet   May   Hinder
Click-n-Done.com's Business.

         A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Click-n-Done.com relies on encryption and authentication technology, some of which it has developed and some of which is licensed from third parties, to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Click-n-Done.com uses to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Click-n-Done.com's software or Web site, which would have a materially adverse effect on its business.

         Anyone who can circumvent Click-n-Done.com's security measures could misappropriate proprietary information or cause interruptions in Click-n-Done.com or its operations. Click-n-Done.com could be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concerns about the security of electronic commerce and user privacy may also inhibit the growth of the Internet as a means of conducting commercial transactions. To the extent that Click-n-Done.com's activities or the activities of third party contractors involve storing and transmitting proprietary information, such as credit card numbers, security breaches could expose Mobius to a risk of loss or litigation and possible liability. Click-n-Done.com's security measures may not effectively prevent security breaches, and its failure to prevent security breaches could significantly disrupt its operations.

The Internet Industry Is Characterized by Rapid Technological Change.

         Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Click-n-Done.com's success will depend on its ability to continually improve its product offerings and services.

ITEM 2. PROPERTIES

         Mobius is headquartered in Rye, New York, where it leases an aggregate of approximately 57,200 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago. Mobius leases an aggregate of approximately 97,000 additional square feet of space domestically and internationally for its other sales offices. Mobius believes that these facilities are adequate to meet its current needs and that suitable additional space will be available as needed to accommodate physical expansions of corporate operations and for additional sales and service field offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II.

ITEM 5(a). MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Mobius's common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since the initial public offering on April 27, 1998. According to records of Mobius's transfer agent, Mobius had approximately 65 stockholders of record as of September 18, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of the Common Stock on the NASDAQ National Market for the periods indicated.

      Quarter ended:                                     High              Low
                                                         ----              ---
       September 30, 1998                                $16.25           $5.62
       December 31, 1998                                 $14.88           $5.88
       March 31, 1999                                    $24.44          $13.00
       June 30, 1999                                     $20.75           $7.38
       September 30, 1999                                 $9.25           $4.38
       December 31, 1999                                 $10.38           $3.25
       March 31, 2000                                    $16.88           $5.81
       June 30, 2000                                     $13.63           $3.75

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

         5(b). On April 27, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47117) with respect to the Company's public offering. To date, of the 33.0 Million of proceeds received from the offering, the Company has used approximately $1.0 million for working capital. The remaining proceeds are currently invested in cash and short term, investment grade, interest bearing securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2000 are derived from the consolidated financial statements of Mobius, which statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1999 and 2000 and for each of the years in the three year period ended June 30, 2000, and the report thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

                                                                          Years Ended June 30,
                                                                          --------------------
                                                             1996      1997       1998       1999       2000
                                                             ----      ----       ----       ----       ----
Consolidated Statement of Income Data
  (in thousands, except per share data):
Revenues:
  Software license revenues                                $18,769    $26,112   $37,929     $48,811  $31,018
  Maintenance and other revenues                            12,189     15,215    18,598      25,025   29,187
                                                           -------    -------   -------     -------  -------
         Total revenues                                     30,958     41,327    56,527      73,836   60,205
                                                           -------    -------   -------     -------- -------
Costs of revenues:
  Software license revenues                                    626      1,336     1,443       1,223      946
  Maintenance and other revenues                             2,716      2,923     3,593       5,011    6,070
                                                           -------    -------   -------      ------   ------
         Total costs of revenues                             3,342      4,259     5,036       6,234    7,016
                                                           -------    -------   -------      ------   ------
Gross profit                                                27,616     37,068    51,491      67,602   53,189
                                                           -------    -------   -------      ------   ------
Operating expenses (2):
  Sales and marketing                                       15,136     21,971    28,613      41,877   44,289
  Research and development                                   4,600      5,904     8,013      10,674   14,823
  General and administrative                                 2,832      4,350     6,542       9,409   12,086
                                                           -------    -------   -------      ------   ------
         Total operating expenses                           22,568     32,225    43,168      61,960   71,198
                                                           -------    -------   -------      ------   ------
Income (loss) from operations                                5,048      4,843     8,323       5,642  (18,009)
License and other interest income                              339        922     1,871       2,920    2,930
Interest expense                                               (41)       (22)      (14)        (16)     (58)
Foreign currency transaction gains (loss)                      (72)       (12)      (15)       (191)      44
Investment impairment                                           --         --        --          --   (2,220)
                                                           -------    -------   -------      ------   ------
Income (loss) before income taxes
                                                             5,274      5,731    10,165       8,355  (17,313)
Provision (benefit) for income taxes                         2,657      3,348     5,500       4,057   (5,417)
Accretion on Preferred Stock                                    --         --       102          --       --
                                                           -------    -------   -------      ------   ------
Net income (loss) available to common stock                $ 2,617    $ 2,383   $ 4,563     $ 4,298 $(11,896)
                                                           =======    =======   =======     ======= ========
Basic earnings (loss) per share(1)                         $  0.17    $  0.17   $  0.38     $  0.24 $   (.66)
Basic weighted average shares outstanding(1)                15,000     14,318    12,156      17,813   17,988
Diluted earnings (loss) per share(1)                       $  0.17    $  0.15   $  0.27     $  0.23 $   (.66)
Diluted weighted average shares outstanding(1)              15,000     15,882    16,738      18,964   17,988

Consolidated Balance Sheet Data
  (in thousands):
Total assets                                               $18,446   $28,502    $78,800     $89,201  $78,393
Total long term obligations                                  1,639     5,176      8,776       7,612    3,698
Convertible preferred stock                                     --    11,898         --          --       --
Stockholders' equity (deficit)                               5,226    (4,344)    46,122      51,528   40,591

(1)      For a description  of the basic and diluted  earnings per share ("EPS")
         calculations   and  the  basic  and  diluted  weighted  average  shares
         outstanding, see Note 2 of Notes to Consolidated Financial Statements.

(2) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the year ended June 30, 1998, 1999 and 2000 aggregating $642, $1,046 and $537, respectively. Prior to June 30, 2000, stock compensation expense was presented as a separate line item within operating expense. See note 10 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to its fiscal years ended June 30, 2000 and June 30, 1999, respectively.

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

         The Company's total revenues increased from $56.5 million in fiscal 1998 to $73.8 million in fiscal 1999 and decreased to $60.2 million in fiscal 2000. The decrease in fiscal 2000 was primarily attributable to decreased sales of licenses. The Company believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. We believe that many companies expended significant resources to correct or modify their existing software systems to be Year 2000 compliant. We believe that these expenditures resulted in reduced funds to purchase software products such as those that Mobius offers. The Company derives its revenues primarily from server and client product license fees and related annual maintenance fees. This year 51.5% of total revenues were generated by software license fees and 48.5% were generated by maintenance and other fees.

         License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of the Company's license revenues and for a significant portion of total revenues. This year license revenues for these products accounted for approximately 93.0% of license revenues and approximately 47.9% of total revenues. Last year license revenues for these products accounted for approximately 89.6% of license revenues and approximately 59.3% of total revenues. The Company anticipates in the foreseeable future that license revenue from these products will continue to account for a significant portion of license and total revenues.

         Mobius's growing customer base has led to continued growth in maintenance revenues, from $18.6 million in fiscal 1998 to $25.0 million last year to $29.1 million this year. Maintenance consists primarily of revenue for post contract support services provided by the Company for its products. Other revenue results when Mobius occasionally hires independent professional service organizations to provide customers with post-sale assistance.

         International revenues increased this year to $9.9 million from $9.5 million last year and $7.2 million in fiscal 1998. As a group, the Company's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will require significant management attention and financial resources. The Company intends to expand its international sales activities as part of its business strategy. The majority of Mobius' current international revenues are derived from the operations of its wholly-owned subsidiaries and through agents. The Company receives a royalty that is a percent of agent or subsidiary sales of software licenses and maintenance contracts to international customers. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius' control. To date, most of these subsidiaries have operated at a loss, which cannot be consolidated for United States income tax purposes. Consequently, in prior years, the Company has experienced a substantially higher effective tax rate than the U.S. Federal statutory rate as no tax benefit has been provided for the majority of these foreign losses. To the extent the Company is successful at bringing its foreign subsidiaries to profitability, the Company's effective tax rate will be below the U.S. Federal tax statutory rate as a result of realizing the benefit of the tax loss carryforwards currently being generated outside of the United States. In addition, to the extent that Mobius uses different tax structures for new foreign subsidiaries, which would permit consolidation of losses for U.S. tax purposes, the effective tax rate will approach the U.S. Federal statutory rate.

         Capitalization of internally developed software costs is required once technological feasibility is established. The period between achieving technological feasibility, which we have defined as the establishment of a working model, and the general availability of such software has been short and, therefore, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs and currently does not anticipate having significant development costs that are eligible for capitalization in the foreseeable future. Software development costs are included in research and development expenses. For more information on the Company's capitalization of software development costs see Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

         The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:

                                                  Years Ended June 30,
                                              1998         1999     2000
                                              ----         ----     ----
Revenues:
  Software license revenues                   67.1%        66.1%     51.5%
  Maintenance and other revenues              32.9         33.9      48.5
                                             -----        ------    -----
         Total revenues                      100.0        100.0     100.0
                                             -----        ------    -----
Costs of revenues:
  Software license revenues                    2.5          1.6       1.6
  Maintenance and other revenues               6.4          6.8      10.1
                                             -----        ------    -----
         Total costs of revenues               8.9          8.4      11.7
                                             -----        ------    -----
Gross profit                                  91.1         91.6      88.3
Operating expenses:
  Sales and marketing                         50.6         56.7      73.6
  Research and development                    14.2         14.5      24.6
  General and administrative                  11.6         12.7      20.1
                                              ----         -----    -----
         Total operating expenses             76.4         83.9     118.3
                                             -----        ------    -----
Income (loss) from operations                 14.7          7.7     (30.0)
License and other interest income              3.3          3.9       4.9
Interest expense                                --         (0.3)     (0.1)
Foreign currency transaction gains(losses)      --           --       0.1
Investment impairment                           --           --      (3.7)
                                             -----         ----      ----
Income (loss) before income taxes             18.0         11.3     (28.8)
Provision (benefit) for income taxes           9.7          5.5      (9.0)
Accretion on Preferred Stock                   0.2           --        --
                                             -----        -----     -----
Net income (loss) available to common stock    8.1%         5.8%    (19.8)%
                                             =====        =====     ======

         Year Ended June 30, 1998 Compared to Year Ended June 30, 1999 Compared to Year Ended June 30, 2000

Revenues

Total revenues increased 30.6% from $56.5 million in fiscal 1998 to $73.8 million in fiscal 1999 and decreased 18.4% to $60.2 million in fiscal 2000. Domestic revenues increased 30.4% from $49.3 million in fiscal 1998 to $64.3 million in fiscal 1999 and decreased 21.7% to $50.3 million in fiscal 2000. International revenues increased 33.3% from $7.2 million in fiscal 1998 to $9.6 million in fiscal 1999 and increased 2.1% to $9.9 million in fiscal 2000. Total revenues have increased in fiscal 1999 primarily because the Company sold more licenses for its products to new and existing customers. The decrease in fiscal 2000 was primarily attributable to decreased sales of licenses. The Company believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. We believe that many companies expended significant resources to correct or modify their existing software systems to be Year 2000 compliant. We believe that these expenditures resulted in reduced funds to purchase software products such as those that Mobius offers.

         Software license revenues increased 28.7% from $37.9 million in fiscal 1998 to $48.8 million in fiscal 1999 and decreased 36.5% to $31.0 million in fiscal 2000. The increase in fiscal 1999 from 1998 was primarily attributable to increased sales of licenses for ViewDirect and DocumentDirect products. The decrease in fiscal 2000 was primarily attributable to decreased sales of licenses. The Company believes that Year 2000 issues significantly affected the purchasing patterns of its customers and potential customers. We believe that many companies expended significant resources to correct or modify their existing software systems to be Year 2000 compliant. We believe that these expenditures resulted in reduced funds to purchase software products such as those that Mobius offers.

         Maintenance and other revenues increased 34.4% from $18.6 million in fiscal 1998 to $25.0 million in fiscal 1999 and increased 16.8% to $29.2 million in fiscal 2000. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for all periods were not significant.

Costs of Revenues.

         The costs of software license revenues decreased 14.3% from $1.4 million in fiscal 1998 to $1.2 million in fiscal 1999 and decreased 33.3% to $1.0 million in fiscal 2000, representing 2.5%, 1.6% and 1.6%, respectively, of software license revenues in those years. The costs of software license revenue decreased in fiscal 1999 versus 1998 primarily due to increased license revenues from products that were developed exclusively by the Company and therefore do not require royalty payments. The decrease in fiscal 2000 is a result of lower license sales which were subject to royalties.

         The costs of maintenance and other revenues increased 38.9% from $3.6 million in fiscal 1998 to $5.0 million in fiscal 1999 and increased 20.0% to $6.0 million in fiscal 2000, representing 19.3%, 20.0% and 20.1%, respectively, of maintenance and other revenues in those years. The increases in costs of maintenance and other revenues were primarily attributable to increased staffing and personnel-related costs and subcontractor costs associated with post sales assistance.

Operating Expenses.

         Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 46.5% from $28.6 million in fiscal 1998 to $41.9 million in fiscal 1999 and increased 5.7% to $44.3 million in fiscal 2000, representing 50.6%, 56.7% and 73.6%, respectively, of total revenues in those years. Sales and marketing expenses have increased in fiscal 1999 primarily because the Company paid more commissions and bonuses for selling more software licenses and hired additional sales personnel. The increase in fiscal 2000 is related to additional spending for the Click-n-Done.com products, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions and bonus due to decreased sales of software licenses.

         Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 33.7% from $8.0 million in fiscal 1998 to $10.7 million in fiscal 1999 and increased 38.3% to $14.8 million for fiscal 2000, representing 14.2%, 14.5% and 24.6%, respectively, of total revenues in those years. The increase in research and development expenses in fiscal 1999 were primarily attributable to increased staffing and personnel-related costs. The increase in expenses in fiscal 2000, including the development costs associated with Click-n-Done, were primarily attributable to increased subcontractor costs, increased staffing and personnel-related costs.

         General and administrative expenses consist of personnel costs related to general management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 44.6% from $6.5 million in fiscal 1998 to $9.4 million in fiscal 1999 and increased 28.7% to $12.1 million in fiscal 2000, representing 11.6%, 12.7% and 20.1%, respectively, of total revenues in those years. The increase in general and administrative expenses in fiscal 1999 were primarily attributable to increased professional service fees, including $600,000 in legal and professional fees relating to an acquisition that was not completed, and increased staffing and personnel-related cost. The increase in expenses in fiscal 2000 were primarily attributable to additional staffing and personnel-related costs, including costs to administer Click-N-Done.com and depreciation of improvements made to the Company's infrastructure.

         Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the year ended June 30, 1998, 1999 and 2000 aggregating $642,000, $1,046,000 and $537,000, respectively. Prior to June 30, 2000, stock compensation expense was presented as a separate line item within operating expense. See note (10) to Notes to Consolidated Financial Statements.

License  and  other  interest  income;   interest   expense;   foreign  currency
transaction gains (losses).

License and other interest income was $1.9 million, $2.9 million and $2.9 million in fiscal 1998, 1999, and 2000, respectively. The increase between 1998 and 1999 was primarily due to the increase in earnings on higher invested balances. During fiscal 1998, 1999 and 2000 interest expense was insignificant. Foreign currency transaction losses were $15,000, $191,000 and a gain $44,000 in fiscal 1998, 1999 and 2000, respectively. These transactions are the result of foreign currency fluctuations in the foreign jurisdictions within which the Company does business.

Investment Impairment.

An impairment loss of $2.2 million was recorded in fiscal 2000 relating to the Home Account Network investment. See Investments included in Management's Discussion and Analysis of Financial Condition and Results of Operations and note (5) to Notes to Consolidated Financial Statements.

Provision for Income Taxes.

The provision for income taxes was $5.5 million in fiscal 1998, $4.0 million in fiscal 1999 and a benefit of $5.4 million in fiscal 2000. The Company had effective tax rates of approximately 54.1%, 48.6% and (31.3)% in fiscal years 1998, 1999 and 2000, respectively. The difference between the 1998 and 1999 rates and the U.S. Federal statutory rate is primarily attributable to the Company not being able to consolidate foreign subsidiary losses for U.S. tax purposes. The change in the effective tax rate from 1999 to 2000 primarily reflects a statutory benefit for the loss in the United States offset by limitations on the tax benefit which can be taken from losses in the Company's foreign subsidiaries.

Selected Quarterly Operating Results

         The following table presents certain consolidated statement of operations data for the eight fiscal quarters in the period ended June 30, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                    Quarters Ended
                                           Sept. 30,  Dec. 31,  March 31, June 30, Sept. 30,  Dec. 31,  March 31, June 30,
                                              1998      1998     1999       1999      1999       1999      2000      2000
                                              ----      ----     ----       ----      ----       ----      ----      ----
Revenues:
  Software license revenues                $10,169   $13,253   $11,223   $14,166    $ 6,430   $ 7,256   $ 6,522   $10,810
  Maintenance and other revenues             5,587     5,852     6,660     6,926      6,953     7,089     7,478     7,667
                                           -------   -------   -------   -------    -------   -------   -------   -------
         Total revenues                     15,756    19,105    17,883    21,092     13,383    14,345    14,000    18,477
Costs of revenues:
  Software license revenues                    311       232       282       398        185       305       109       347
  Maintenance and other revenues             1,304     1,174     1,209     1,324      1,634     1,340     1,497     1,599
                                           -------   -------   -------   -------    -------   -------   -------   -------
         Total costs of revenues             1,615     1,406     1,491     1,722      1,819     1,645     1,606     1,946
                                           -------   -------   -------   -------    -------   -------   -------   -------
Gross profit                                14,141    17,699    16,392    19,370     11,564    12,700    12,394    16,531
Operating expenses (1):
  Sales and marketing                        8,597     9,973     9,839    13,468      9,868    10,102    11,388    12,932
  Research and development                   2,629     2,764     2,676     2,605      2,991     3,282     4,134     4,415
  General and administrative                 1,668     2,340     2,110     3,291      2,970     2,982     3,033     3,102
                                           -------   -------   -------   -------    -------   -------   -------   -------
         Total operating expenses           12,894    15,077    14,625    19,364     15,829    16,366    18,555    20,449
                                           -------   -------   -------   -------    -------   -------   -------   -------
Income (loss) from operations                1,247     2,622     1,767         6     (4,265)   (3,665)   (6,161)   (3,918)
License and other interest income              672       766       700       782        726       759       717       729
Interest expense                                (7)       (4)       (4)       (1)        (1)       (1)       (1)      (56)
Foreign currency transaction gains(losses)   (33)        (60)       (9)      (89)        46         2        (8)        4
Investment impairment                           --        --        --        --       (591)     (821)     (527)     (281)
                                           -------   -------   -------   -------    --------  --------  -------   --------
Income (loss) before income taxes            1,879     3,324     2,454       698     (4,085)   (3,726)   (5,980)   (3,522)
Provision (benefit) for income taxes           988     1,595     1,174       300     (1,242)   (1,202)   (1,875)   (1,098)
                                           -------   -------   -------   -------    -------   --------  --------  --------
Net income (loss) available to common stock  $ 891   $ 1,729   $ 1,280   $   398    $(2,843)  $(2,524)  $(4,105)  $(2,424)
                                             =====   =======   =======   =======    =======   =======   =======   =======
Basic earnings (loss) per share              $0.05     $0.10     $0.07     $0.02     $(0.16)   $(0.14)   $(0.23)   $(0.13)
                                             =====    =====    =======     =====     ======    ======    ======    ======
Diluted earnings per share                   $0.05     $0.09     $0.07     $0.02     $(0.16)   $(0.14)   $(0.23)   $(0.13)
                                             =====     =====     =====     =====     ======    ======    ======    ======
As a Percentage of Total Revenues
Revenues:
 Software license revenues                    64.5%     69.4%     62.8%     67.2%      48.0%     50.6%     46.6%     58.5%
Maintenance and other revenues                35.5      30.6      37.2      32.8       52.0      49.4      53.4      41.5
                                             -----     -----     -----     -----      -----     -----     -----     -----
  Total revenues                             100.0     100.0     100.0     100.0      100.0     100.0     100.0      100.0
Costs of revenues:
  Software license revenues                    2.0       1.2       1.6       1.9        1.4       2.1       0.8        1.9
  Maintenance and other revenues               8.3       6.2       6.7       6.3       12.2       9.4      10.7        8.7
                                             -----     -----     -----     -----      -----     -----     -----     ------
    Total costs of revenues                   10.3       7.4       8.3       8.2       13.6      11.5      11.5       10.5
                                             -----     -----     -----     -----      -----     -----     -----     ------
Gross profit                                  89.7      92.6      91.7      91.8       86.4      88.5      88.5       89.5
Operating expenses (1):
  Sales and marketing                         54.6      52.2      55.0      63.9       73.7      70.4      81.3       70.0
  Research and development                    16.7      14.5      15.0      12.4       22.3      22.9      29.5       23.9
  General and administrative                  10.6      12.3      11.8      15.6       22.1      20.8      21.7       16.8

         Total operating expenses             81.8      78.9      81.8      91.8      118.2     114.1     132.5      110.7
                                             -----     -----     -----     -----      -----     -----     -----      -----
Income (loss) from operations                  7.9      13.7       9.9        --      (31.8)    (25.6)    (44.0)     (21.2)
License and other interest income              4.0       3.7       3.8       3.7        5.4       5.3       5.1        3.9
Interest expense                                --        --        --        --         --        --        --       (0.2)
Foreign currency transaction gains(losses)      --        --        --      (0.4)       0.3        --        --         --
Investment impairment                           --        --        --        --       (4.4)     (5.7)     (3.8)      (1.5)
                                             -----     -----     -----     -----      -----     -----     -----      -----
Income (loss) before income taxes             11.9      17.4      13.7       3.3      (30.5)    (26.0)    (42.7)     (19.0)
Provision (benefit) for income taxes           6.2       8.3       6.5       1.4       (9.3)     (8.4)    (13.4)      (5.9)
                                             -----     -----     -----     -----      -----     -----     -----      -----
Net income (loss) available to common stock    5.7%      9.1%      7.2%      1.9%     (21.2)%   (17.6)%   (29.3)%    (13.1)%
                                             =====     =====     =====     =====      =====     =====    ======      =====

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO. Such stock compensation expense for the 8 quarters ended June 30,2000 was $323,000, $343,000, $213,000, $167,000, $166,000,
     $167,000,  $113,000,  $91,000  respectively.  Prior to June 30, 2000, stock compensation expense was presented as a separate line item within operating expense. See note 10 to Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. In April 1998, the Company completed its initial public offering, which generated net proceeds of $33.0 million. As of June 30, 2000, Mobius had cash and cash equivalents of $21.4 million, a decrease of $12.1 million from the $33.5 million held at June 30, 1999. In addition, Mobius had marketable securities of $9.4 million and $10.3 million as of June 30, 1999 and June 30, 2000, respectively.

         Net cash provided by operating activities was $5.2 million, and $6.8 million in fiscal 1998 and 1999, respectively. Net cash used by operating activities was $4.0 million in fiscal 2000. Mobius's primary sources of cash during 1998 and 1999 was its net income supported by increases in its deferred income taxes and decreases in items requiring working capital. During fiscal 2000, Mobius' use of cash in operating activities was primarily caused by its net loss and an increase in accounts receivable offset by collections on software license installments and growth in deferred revenues. Software license installments, which decreased 23.9% from $23.4 million at June 30, 1999 to $17.8 million at end of fiscal 2000, represent payments due from customers for license fees that are paid over the term of the installment agreement. These payments are typically made over 3 to 5 year terms. Since payments are made over multiple reporting periods, software license installments can fluctuate with the amount of license revenue sold on an installment basis. Net accounts receivable increased 18.3% from $12.6 million at June 30, 1999 to $14.9 million at June 30, 2000, largely as a result of the timing of license sales and billings of maintenance renewals. Deferred revenue increased 8.6% from $17.4 million at June 30, 1999 to $18.9 million at June 30, 2000 as a result of an increase in unrecognized license revenue. Deferred revenue primarily consists of the unrecognized portion of maintenance billings and the unrecognized portion of maintenance revenue unbundled from customer license agreements which are recognized ratably over the maintenance period.

         Net cash used in investing activities was $1.8 million, $15.4 million and $8.6 million in fiscal 1998, 1999 and 2000, respectively. For the years ended June 30, 1998, 1999 and 2000, cash of $1.8 million, $4.5 million and $6.2 million was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements, respectively. During fiscal 2000, the Company has undertaken significant capital projects, including the installation of an automated sales force computer system, implementation of a new accounting system and expansion of the Rye headquarters building.

         In addition, in fiscal 2000, $3.5 million of marketable securities were purchased and $2.3 million of marketable securities were sold. Mobius also made investments of $750,000 and $500,000 in Home Account Network and Flooz.com, respectively.

         Net cash provided by financing activities was $33.1 million in fiscal 1998, primarily due to the Company's IPO of 2,500,000 shares of common stock at a price of

$14.50 per share. In fiscal 1999, cash provided by financing activities of $227,000 was primarily due to cash received from the exercise of stock options. This year, cash provided by financing activities of $327,000 was primarily due to cash received from the exercise of stock options and sales of Company common stock through the employee stock purchase plan.

Bad Debt Reserves

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 1999 and June 30, 2000 approximately 83% and 78% of the total accounts receivable reserve balances related to specific accounts, respectively. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. At June 30, 1999 and June 30, 2000, software license installments were approximately $24.2 million and $18.5 million of which 85% and 81% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius' products. Software license installment and accounts receivable reserves were $1.7 million at June 30, 1999 and 2000.

Investments

         Mobius investment decisions are divided into two categories, since they are managed differently; speculative or strategic investments, and cash management. The latter is done by two fund managers, Goldman Sachs and Bank of Boston. These firms follow policy guidelines approved by our Board of Directors and monitored by the Company's finance staff. Longer term speculative or strategic investment decisions are made by the Board of Directors based upon the recommendation of management regarding the investment potential or strategic fit. These investments are reviewed by the Board of Directors on a quarterly basis.

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. There are several reasons for the investment in Home Account Network ("HAN"). First, we believe that they have experienced management and a significant market opportunity in a related industry sector. Second, we believe that, if the venture was successful, it would provide substantial return to Mobius shareholders.

         Mobius holds a minority ownership position, which, if the preferred interest is converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN. The short-term loans accrued interest at an annual rate of 10% for the first month and 12% each month until the loans were converted to preferred stock in May 2000.

         Mobius  regularly  reviews the  assumptions  underlying  the  operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash and Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the amount of cash consumed by HAN is an appropriate indicator for measuring the impairment of this investment since (1) HAN had consumed most of the cash provided through June 30, 2000, (2) there was no equity below these financing rounds and (3) there is no obligation for any of the investors to provide additional capital. Based on these factors, we concluded that the investment had been impaired and that the impairment was other than temporary.

         For the year ended June 30, 2000, a $2,220,000 impairment loss has been recorded. At June 30, 2000, the remaining carrying value of the HAN investment is $31,000 and is included within other non-current assets.

         We will continue to evaluate the recovery of our remaining investment in HAN and expect that we will continue to use the amount of cash consumed as an indicator of current value. To the extent that HAN continues to consume cash and other information suggests that the impairment is other than temporary, we expect to continue to write down the investment.

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

         In June 2000, Robert H. Levitan, Chief Executive Officer of Flooz.com, became a member of the Company's Board of Directors.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At June 30, 2000, the investment is carried at its original cost of $500,000 within other non-current assets.

Other Matters

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer will assume responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue as the buyer makes payments over the next five years, and approximately $1.0 million of maintenance revenue through December 31, 1999. For the years ended June 30, 1999 and 2000, the Company recognized $756,000 and $673,000 of license revenue and $795,000 and $302,000 of maintenance revenue, respectively related to this arrangement. Future license revenue will be $112,500 each quarter thereafter through December 31, 2003.

         In December 1999, Mobius announced the development of its new suite of Internet-based bill and presentment products, from its subsidiary Click-n-Done.com. Click-n-Done.com's products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business' desktop, while preserving the bill or statement issuers total control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done.com were approximately $8.2 million in fiscal 2000. Through June 30, 2000, Mobius has not generated any revenue from the sale of its Click-n-Done.com products. Mobius anticipates that it will continue to incur additional costs to bring Click-n-Done.com's products to market.

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

Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138 is effective for fiscal years beginning after June 15, 2000. These statements are not expected to significantly effect Mobius, as Mobius does not have any significant derivative instruments or hedging activities.

         Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amended SOP 97-2 and clarified the specification of what was considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement was adopted by Mobius on July 1, 1999. The adoption of the provisions of this statement did not have a material impact on Mobius' operating results, financial position or cash flows.

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 as amended is required to be adopted no later than April 1, 2001. Mobius is currently performing an analysis of SAB 101, as amended, to determine the impact, if any, on its future operating results, financial position or cash flows.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. Mobius does not believe that the implementation of FIN 44 will have a significant effect on its results of operations or financial position.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not significant to the financial statements of Mobius.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius' investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At June 30, 2000, Mobius primarily held debt securities.

      Mobius may be subject to foreign currency fluctuations in relation to accounts receivable and accounts payable that may be denominated in a foreign currency other than the functional currency in certain foreign jurisdictions. To the extent that such foreign currency transactions are negatively or positively effected by foreign currency fluctuations, foreign currency transaction losses or gains would be recognized. We do not use derivative financial investments to limit our foreign exchange expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements are included in Item 14 (a)(1). Selected Quarterly Financial Data is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 30, 2000 pursuant to Regulation 14A of the General Rules and Regulations under Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 30, 2000 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 30, 2000 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than October 30, 2000 pursuant to Regulation 14A.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report
Consolidated Balance Sheets as of June 30, 1999 and 2000
Consolidated Statements of Operations for the Years Ended June 30, 1998,
     1999 and 2000
Consolidated Statements of Stockholders' Equity for the Years Ended
     June 30, 1998, 1999, and 2000
Consolidated Statements of Cash Flows for the Years Ended June 30,
     1998, 1999, and 2000
Notes to Consolidated Financial Statements


(a)(2)     Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts and Reserves

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobius Management Systems, Inc.:

     We have audited the consolidated financial statements and financial statement schedule of Mobius Management Systems, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                                     KPMG LLP

August 9, 2000
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)

                                                                        June 30,
                                                                   1999          2000
                                                                   ----          ----
ASSETS

Current assets:
     Cash and cash equivalents                            $     33,546    $     21,380
     Marketable securities, at market value                      9,362          10,287
     Accounts receivable, net of allowance for doubtful
         accounts of $860 and $1,084, respectively              12,631          14,857
     Software license installments, current portion             10,603           9,836
     Other current assets                                        2,281           3,804
                                                          ------------    ------------
              Total current assets                              68,423          60,164

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $812
     and $643, respectively                                     12,778           7,992
Investment, at cost                                              1,501             531
Property and equipment, net                                      6,039           9,295
Other assets                                                       460             411
                                                          ------------    ------------
              Total assets                                $     89,201    $     78,393
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $     13,220    $     15,046
     Deferred revenue                                           13,548          16,488
     Deferred income taxes                                       3,293           2,570
                                                          ------------    ------------
              Total current liabilities                         30,061          34,104

Deferred revenue                                                 3,811           2,374
Deferred income taxes                                            3,801           1,324
                                                          ------------    ------------
              Total liabilities                                 37,673          37,802
                                                          ------------    ------------
Stockholders' equity:
     Common  stock $.0001 par  value; authorized
         40,000,000    shares;  issued 21,996,150 and
         22,218,473 shares, respectively;
         outstanding 17,905,150 and 18,114,000
         shares, respectively                                        2               2
     Additional paid-in capital                                 48,409          48,831
     Retained earnings                                          16,497           4,601
     Deferred stock compensation                                  (982)           (445)
     Accumulated other comprehensive income                       (398)           (313)
     Treasury stock, at cost, 4,091,000
     and 4,104,473 shares, respectively                        (12,000)        (12,085)
                                                          ------------    ------------
              Total stockholders' equity                        51,528          40,591
                                                          ------------    ------------

Total liabilities and stockholders' equity                $     89,201    $     78,393
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    Years Ended June 30,
                                                                1998          1999          2000
                                                                ----          ----          ----
Revenues:
     Software license revenues                                $37,929       $48,811        $31,018
     Maintenance and other revenues                            18,598        25,025         29,187
                                                              -------       -------       --------
         Total revenues                                        56,527        73,836         60,205
                                                              -------       -------       --------
Costs of revenues:
     Software license revenues                                  1,443         1,223            946
     Maintenance and other revenues                             3,593         5,011          6,070
                                                              -------       -------       --------
         Total costs of revenues                                5,036         6,234          7,016
                                                              -------       -------       --------

Gross profit                                                   51,491        67,602         53,189
                                                              -------       -------       --------
Operating expenses:
     Sales and marketing                                       28,613        41,877         44,289
     Research and development                                   8,013        10,674         14,823
     General and administrative                                 6,542         9,409         12,086
                                                              -------       -------       --------
         Total operating expenses                              43,168        61,960         71,198
                                                              -------       -------       --------

Income (loss) from operations                                   8,323         5,642        (18,009)

License and other interest income                               1,871         2,920          2,930
Interest expense                                                  (14)          (16)           (58)
Foreign currency transaction losses                               (15)         (191)            44
Investment impairment                                              --            --         (2,220)
                                                              -------       -------       ---------
Income (loss) before income taxes                              10,165         8,355        (17,313)

Provision (benefit)for income taxes                             5,500         4,057         (5,417)
Accretion on Preferred Stock                                      102            --             --
                                                              -------       -------       --------
Net income (loss) available to
     common stock                                             $ 4,563       $ 4,298       $(11,896)
                                                              =======       =======       ========

Basic earnings (loss) per share                               $  0.38        $ 0.24        $ (0.66)
Basic weighted average shares
     outstanding                                               12,156        17,813         17,988
Diluted earnings (loss) per share                             $  0.27      $   0.23        $ (0.66)
Diluted weighted average
     shares outstanding                                        16,738        18,964         17,988

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                Additional
                                         Common     Stock        Paid-in      Retained   Deferred
                                         Shares     Amount       Capital      Earnings   Compensation
                                         ------     ------       -------      --------   ------------
Balance at June 30, 1997                   10,909   $      1   $     --     $ 7,636    $     --
Net income                                     --         --         --       4,563          --
Change in other comprehensive income           --         --         --          --          --

  Comprehensive income                         --         --         --          --          --
Issuance of common stock                    2,500         --     33,034          --          --
Conversion of Series A Preferred Stock      4,091          1     11,999          --          --
Conversion of Class A Common Stock             80         --        100          --          --
Stock options exercised                       115         --        143          --          --
Deferred compensation                          --         --      2,718          --      (2,718)
Change in deferred compensation                --         --         --          --         642
                                         --------   --------   --------    --------    --------
Balance at June 30, 1998                   17,695          2     47,994      12,199      (2,076)
Net income                                     --         --         --       4,298          --
  Change in other comprehensive income         --         --         --          --          --

Comprehensive income                           --         --         --          --          --
Stock options exercised                       210         --        463          --          --
Change in deferred compensation                --         --        (48)         --       1,094
                                         --------   --------   --------    --------    --------
Balance at June 30, 1999                   17,905          2     48,409      16,497        (982)
Net loss                                       --         --         --     (11,896)         --
Change in other comprehensive income           --         --         --          --          --

  Comprehensive loss                           --         --         --          --          --
Stock options exercised                       155         --        252          --          --
Stock purchase plan shares issued              54         --        170          --          --
Change in deferred compensation                --         --         --          --         537
                                         --------   --------   --------    --------    --------
Balance at June 30, 2000                   18,114   $      2    $48,831    $  4,601    $   (445)
                                         ========   ========   ========    ========    ========


                                         Accumulated                                Total
                                           Other        Treasury     Treasury    Stockholders'
                                        Comprehensive    Stock        Stock        (Deficit)
                                           Income        Shares       Amount        Equity
                                           ------        ------      ------        ------

Balance at June 30, 1997                  $    19       4,091      $(12,000)      $(4,344)
Net income                                     --          --            --         4,563
Change in other comprehensive income          (16)         --            --           (16)

                                         --------    --------      --------      --------
  Comprehensive income                         --          --            --         4,547
Issuance of common stock                       --          --            --        33,034
Conversion of Series A Preferred Stock         --          --            --        12,000
Conversion of Class A Common Stock             --          --            --           100
Stock options exercised                        --          --            --           143
Deferred compensation                          --          --            --            --
Change in deferred compensation                --          --            --           642
                                         --------    --------      --------      --------
Balance at June 30, 1998                        3       4,091       (12,000)       46,122
Net income                                     --          --            --         4,298
  Change in other comprehensive income       (401)         --            --          (401)

                                                                   --------      --------
Comprehensive income                           --          --            --         3,897
Stock options exercised                        --          --            --           463
Change in deferred compensation                --          --            --         1,046
                                         --------    --------      --------      --------
Balance at June 30, 1999                     (398)      4,091       (12,000)       51,528
Net loss                                       --          --            --       (11,896)
Change in other comprehensive income           85          --            --            85
                                                                                 --------
  Comprehensive loss                           --          --            --       (11,811)
Stock options exercised                        --          13           (85)          167
Stock purchase plan shares issued              --          --            --           170
Change in deferred compensation                --          --            --           537
                                         --------    --------      --------      --------
Balance at June 30, 2000                 $   (313)   $  4,104      $(12,085)     $ 40,591
                                         ========    ========      ========      ========

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Years Ended June 30,
                                                                       1998           1999           2000
                                                                       ----           ----           ----
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                   $ 4,563       $ 4,298      $(11,896)
                                                                      -------       -------      ---------
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in)operating  activities:
   Deferred income taxes                                                2,207         1,916        (3,200)
   Depreciation and amortization                                          760         1,372         3,029
   Stock compensation expense                                             642         1,046           537
   Accretion of Preferred Stock                                           102            --            --
   Impairment of investment                                                --            --         2,220
   Loss on disposal of fixed assets                                        78            --            22
   Change in operating assets
     and liabilities:
     Accounts receivable, net                                          (2,940)       (1,898)       (2,226)
     Software license installments                                     (8,530)       (2,365)        5,553
     Other assets                                                      (1,236)         (644)       (1,430)
     Accounts payable and accrued expenses                              2,878         3,749         1,921
     Other liabilities                                                    835          (969)           --
     Deferred revenue                                                   5,869           335         1,503
                                                                      -------       -------         -----
         Total adjustments                                                665         2,542         7,929
                                                                      -------       -------         -----
         Net cash provided by (used in) operating activities            5,228         6,840        (3,967)
                                                                      -------       --------       -------
Cash flows used in investing activities:
   Purchase of marketable securities                                       --        (9,403)       (3,535)
   Purchase of investments                                                 --        (1,501)       (1,250)
   Marketable securities                                                   --            --         2,330
   Capital expenditures                                                (1,780)       (4,479)       (6,152)
                                                                       ------       -------        -------
         Net cash used in investing activities                         (1,780)      (15,383)       (8,607)
                                                                       ------       -------        -------
Cash flows provided by financing activities:
   Cash received from sale of common stock                             33,713            --           170
   Payments relating to sale of common stock                             (679)           --            --

   Cash received from exercise of stock options                           143           263           193
   Payments on capital lease obligations                                  (59)          (36)          (36)
                                                                       ------       -------       -------
         Net cash provided by financing activities                     33,118           227           327
                                                                       ------       -------       -------
Effect of exchange rate changes on
   cash and cash equivalents                                              (16)         (360)           81
                                                                       ------       -------       -------
Net change in cash and cash equivalents                                36,550        (8,676)      (12,166)
Cash and cash equivalents at beginning of year                          5,672        42,222        33,546
                                                                      -----         -------       -------
Cash and cash equivalents at end of year                              $42,222       $33,546       $21,380
                                                                      =======       ========      =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                                         $    14        $   16         $  58
     Income taxes (refunds), net                                        2,419         3,304        (3,119)

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

         Mobius Management Systems, Inc., together with its wholly-owned subsidiaries (the "Company"), is a provider of enterprise software products designed to provide network- and Web-based access, presentation and distribution of large volumes of diverse enterprise information. The Company is incorporated in the State of Delaware and operates wholly-owned subsidiaries in the United States, United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux.

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

         SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition.

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

  Cash Equivalents

         The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 1999 and 2000, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and carried at market value. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 1998, 1999 and 2000 are insignificant. As of June 30, 1999 and 2000 the unamortized investment premium, and unrealized holding gains and losses were also insignificant.

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

  Earnings Per Share

         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Such dilutive instruments include stock options and in 1998, the conversion of Series A Convertible Preferred Stock, and the conversion of the Class A Non-Voting Common Stock.

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                                   Years Ended June 30,
                                                    1999                                            2000
                                ------------   -------------   ------------     -------------  ------------  -----------
                                                                                  Net Income
                                 Net Income        Shares       Per Share           (loss)         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount          (Numerator)   (Denominator)     Amount
Basic EPS:
Net income (loss)                  $4,298                                         $(11,896)
                                   ======                                         =========
Weighted average shares
 outstanding                                       17,813                                          17,988
Basic EPS                                                         $0.24                                         $(0.66)
                                                                  =====                                         =======
Diluted EPS:
Net income (loss)                  $4,298                                         $(11,896)
                                   ======                                         =========

Dilutive effect of
 stock options                                     1,151
                                                  ------
Diluted EPS                                       18,964          $0.23                            17,988       $(0.66)
                                                  ======          =====                                         =======

                                                         Year Ended
                                                       June 30, 1998
                                        -----------    -------------  ----------
                                         Net Income       Shares       Per Share
                                        (Numerator)    (Denominator)    Amount
            Basic EPS:
            Net income                     $4,563
                                           ======
            Weighted average shares
             outstanding                                  12,156
            Basic EPS                                                     $0.38
                                                                          =====
            Diluted EPS:
            Net income                     $4,563
                                           ======
            Dilutive effect of
            convertible securities                         3,428
            Dilutive effect of
             stock options                                 1,154
                                                          ------
            Diluted EPS                                   16,738          $0.27
                                                          ======          =====


         For the year ended June 30, 2000 all stock options were excluded from the Diluted EPS calculation because their effects were anti-dilutive. For the year ended June 30, 1999 there were 62,000 weighted average shares of options that were not included in the EPS calculation because their effect was anti-dilutive. There were no anti-dilutive shares for 1998.

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

Reclassifications

         Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138 is effective for fiscal years beginning after June 15, 2000. These statements are not expected to significantly effect Mobius, as Mobius does not have any significant derivative instruments or hedging activities.

         Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amended SOP 97-2 and clarified the specification of what was considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement was adopted by Mobius on July 1, 1999. The adoption of the provisions of this statement did not have a material impact on Mobius' operating results, financial position or cash flows.

         On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 as amended is required to be adopted no later than April 1, 2001. Mobius is currently performing an analysis of SAB 101, as amended, to determine the impact, if any, on our future operating results, financial position or cash flows.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN 44 applies prospectively new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. Mobius does not believe that the implementation of FIN 44 will have a significant effect on its results of operations or financial position.

 (3)  Software License Installments

         The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. At June 30, 1999 and 2000 the effective weighted average discount rate used for software license installments was 7.4%. The discount is amortized to interest income using the interest method over the term of the license contract.

         The present values of software license installments to be received after June 30, 2000 are as follows (in thousands):

         Year Ended:

         June 30, 2001                                            $11,104
         June 30, 2002                                              6,082
         June 30, 2003                                              2,945
         June 30, 2004                                                435
         June 30, 2005                                                 71
                                                                   ------
         Total minimum payments to be received                     20,637
         Less unearned interest income                             (2,166)
         Less allowance for doubtful accounts                        (643)
                                                                  -------
         Present value of software license installments, net       17,828
         Less current portion, net                                 (9,836)
                                                                  -------
         Non-current portion, net                                 $ 7,992
                                                                  =======

(4)  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                                    June 30,
                                                               1999        2000
                                                               ----        ----

         Furniture, fixtures and office equipment             $  939     $1,089
         Computer equipment                                    7,803     12,349
         Leasehold improvements                                1,153      1,542
         Construction in progress                                  -      1,062
                                                              ------    -------
                                                               9,895     16,042
         Less accumulated depreciation and amortization       (3,856)    (6,747)
                                                              ------    -------
         Property and equipment, net                          $6,039    $ 9,295
                                                              ======    =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $760,000, $1,372,000 and $2,874,000 for the twelve months ended June 30, 1998, 1999 and 2000, respectively. At June 30, 1999 and 2000 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $104,000 and $135,000, respectively.

(5)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000.

         Mobius holds a minority ownership position, which, if the preferred interest were converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN. The short-term loans accrued interest at an annual rate of 10% for the first month and 12% each month until the loans were converted to preferred stock in May 2000.

         Mobius reviews the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During fiscal 2000 HAN consumed most of the cash raised in its financings and Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the amount of cash consumed by HAN is an appropriate indicator for measuring the impairment of this investment since there is no equity below the Mobius financing rounds and there is no obligation for any of the investors to provide additional capital.

         For the year ended June 30, 2000 a $2,220,000 impairment loss has been recorded. At June 30, 2000 the remaining carrying value of the HAN investment is $31,000 and is included within investments.

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

         In June 2000, Robert H. Levitan, Chief Executive Officer of Flooz.com, became a member of the Company's Board of Directors.

         Mobius reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At June 30, 2000, the Flooz.com investment is carried at its original cost of $500,000 within investments.

(6)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                                    June 30,
                                                              1999         2000
                                                              ----         ----

         Accounts payable                                    $ 2,596     $ 2,563
         Compensation and related benefits                     5,897       6,569
         Royalties payable                                     1,358       1,168
         Other                                                 3,369       4,746
                                                             -------     -------
                                                             $13,220     $15,046

(7)  Income Taxes

         Income(loss)before provision (benefit) for income taxes is as follows (in thousands):


                                               Years Ended June 30,
                                           1998         1999          2000
                                           ----         ----          ----

         Domestic income (loss)            $13,261      $13,236    $(15,575)
         Foreign losses                     (3,096)      (4,881)     (1,738)
                                           -------      -------    ---------
                                           $10,165      $ 8,355    $(17,313)
                                           =======      ========   =========

         The components of the provision (benefit) for income taxes for the years ended June 30, 1998, 1999 and 2000 are as follows (in thousands):

                                                          Years Ended June 30,
                                 1998                             1999                            2000
                   -------------------------------------------------------------------------------------------------
                      Current    Deferred   Total      Current     Deferred   Total     Current   Deferred   Total
                      -------    --------   -----      -------     --------   -----     -------   --------   -----
Federal               $2,704     $1,807     $4,511     $1,736       $1,569    $3,305   $(1,734)   $(2,768) $(4,502)
State                    542        400        942        350          347       697      (532)      (432)    (964)
Foreign                   47         --         47         55           --        55        49          -       49
                      ------     ------     ------     ------       ------    ------   --------   -------  -------
                      $3,293     $2,207     $5,500     $2,141       $1,916    $4,057   $(2,217)   $(3,200) $(5,417)
                      ======     ======     ======     ======       ======    ======   ========   ======== =======


         The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 1998, 1999 and 2000 (in thousands):

                                                                     Years Ended June 30,
                                                                 1998         1999         2000
                                                                 ----         ----         ----

Federal statutory corporate rate                               $3,456        $2,840       $(5,887)
State income taxes, net of Federal benefit                        610           501          (693)
Losses of foreign subsidiaries for which no benefit
  has been recognized                                           1,118         1,170           866
Research credit                                                    --          (167)            -
Other                                                             316          (287)          297
                                                               == ===        ======       =======
Total income tax provision (benefit)                           $5,500        $4,057       $(5,417)
                                                               ======        ======       ========

Pre-Tax Income(Loss)                                          $10,165       $ 8,355      $(17,313)
                                                              =======       =======      =========

Effective Tax Rate                                              54.1%        48.6%          (31.3)%
                                                                =====       =======        ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                 June 30,
                                                              1999       2000
                                                              ----       ----

Deferred tax assets:
   Accounts receivable, principally due
      to allowance for doubtful accounts                      $  450    $  483
   Net operating loss carryforwards                            3,550     2,811
   AMT tax credit                                                 --       222
                                                               -----    ------
                                                               4,000     3,516
Valuation allowance                                           (3,550)   (2,219)
                                                              ------    -------
   Net deferred tax assets                                       450     1,297
Deferred tax liabilities:
   Software license installments                               7,274     4,899
   Depreciation                                                  232       254
   Other                                                          38        38
                                                              ------    ------
   Net deferred tax liability                                 $7,094    $3,894
                                                              ======    ======

         The valuation allowance increased by $1,390,000, and $483,000 for the years ended June 30, 1998, and 1999 primarily due to uncertainty of realization of net operating losses incurred by certain foreign subsidiaries. The valuation allowance decreased by $1,331,000 between fiscal 1999 and 2000 primarily as a result of utilization of some of the foreign losses in certain foreign jurisdictions. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized.

         The   expiration  of  net  operating  loss   carryforwards   varies  by
jurisdiction;   some  began  to  expire  in  fiscal   2000  and  others   extend
indefinitely.

(8)  Common Stock

  Common Stock

         The Company has authorized 40,000,000 shares of common stock with a $.0001 par value. This includes 1,727,200 shares of common stock that were retired during 1997, having previously been held in treasury stock.

         On May 12, 1997, as part of the Preferred Stock Agreement (see note 9) the Company repurchased 4,091,000 shares of common stock, $.0001 par value, from its founders for $12,000,130. Such amount is being held in treasury stock at June 30, 2000.

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

         On May 12, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") whereby certain investors purchased 40,910 shares of the Preferred Stock that the Board of Directors designated as Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock") for $12,000,130.

         Such Series A Convertible Preferred Stock was converted into 4,091,000 shares of the Company's common stock in connection with the IPO.

(10)  Stock Option Plans

  1996 Stock Incentive Plan

         In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 3,837,900 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

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

                                                                        Weighted
                                                                        Average
                                                      Number of        Exercise
                                                       Shares            Price

Balance at June 30, 1997                               2,045,500         $ 1.25
   Granted                                             1,248,500           8.88
   Exercised                                            (194,500)          1.25
   Forfeited                                            (702,000)          1.43
   Expired                                                    --            --
                                                       ---------
Balance at June 30, 1998                               2,397,500         $ 5.17
   Granted                                               374,000          10.10
   Exercised                                            (210,650)          1.25
   Forfeited                                             (78,000)          6.58
   Expired                                                    --            --
                                                       ---------
Balance at June 30, 1999                               2,482,850         $ 6.20
  Granted                                                594,750           4.62
   Exercised                                            (154,950)          1.25
   Forfeited                                            (253,500)          5.60
   Expired                                                    --            --
                                                       ---------
Balance at June 30, 2000                               2,669,150         $ 6.09


         The following table summarizes information about the stock option plans:

                                      OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                            Number Outstanding     Weighted Average      Weighted        Number Exercisable       Weighted
                                  as of             Contractual          Average              as of              Average
Range of Exercise Prices      June 30,2000           Life             Exercise Price      June 30, 2000       Exercise Price
------------------------      ------------                            --------------      -------------       --------------

      $1.25 - $1.25              680,900               6.18               $1.25               398,750              $1.25

      $4.00 - $5.28              600,250               8.72               $4.42               133,727              $5.28

      $6.00- $$8.50              542,000               8.12               $7.17               280,675              $7.22

     $9.75 - $11.00              699,000               7.63              $10.39               376,675             $10.37

     $11.25 - $17.50             147,000               8.43              $12.69                52,249             $12.76
     ---------------            ---------              ----              ------             ---------             ------
     $1.25 - $17.50             2,669,150              7.65               $6.19             1,242,276              $6.28
     ---------------            ---------              ----               -----             ----------            ------

         At June 30, 2000, there were 340,750 shares available for grant under the Plan and 160,000 shares available for grant under the Directors' Plan.

         In January, February and March 1998 the Company granted 350,000 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates.

The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $642,000, $1,046,000 and $537,000 for the years ended June 30, 1998, 1999 and 2000, respectively. Such compensation expense is included within Sales and marketing of $442,000, $802,000, $397,000, Research and development of $88,000, $195,000, $112,000 and General and administrative expenses of $112,000, $49,000, $28,000 for the years ended June 30, 1998, 1999, and 2000, respectively. There is approximately, $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal years 2001, 2002 and 2003, respectively, to be adjusted for option holders' terminations.

If the Company had determined compensation cost based on the fair value of the option on the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been indicated below.

                                                     Year Ended June 30,
                                                  1998        1999       2000
                                                  ----        ----       ----
Net income and earnings per share as
  would be reported under SFAS No. 123:
   Net income (loss)                             $4,209      $2,629    $(14,408)
   Basic earnings (loss) per share               $ 0.35      $ 0.15      $(0.81)
   Diluted earnings (loss) per share             $ 0.25      $ 0.14      $(0.81)

         The modified Black Scholes option pricing model was used for grants prior to June 30, 1998 and the Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 1998, 1999 and 2000 was $5.93, $10.07 and $4.50 on the date of grant, respectively. The grants during the years ended June 30, 1998 assumed no volatility, expected dividend yield of 0.0%, and an expected life of 7 years. Grants during the year ended June 30, 1999 and 2000 assumed 568% and 412% of volatility, expected dividend yield of 0.0% and an expected life of 3.2 years and 5 years, respectively. The assumed risk free interest rate on the date of grants ranged between 5.7% and 6.8% in fiscal 1998, was 5.25% in fiscal 1999 and 6.2% in fiscal 2000.

(11)     1998 Employee Stock Purchase Plan ("ESPP")

         In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 650,000 shares. During fiscal 1998 and 1999 there were no shares issued under this plan. During the year ending June 30, 2000, 53,812 shares were issued under the ESPP. As of June 30, 2000, 274,255 shares are reserved for issuance and there were 321,933 remaining shares available to purchase under this plan.

 (12)  Employee Savings Plan and Executive Incentive Plan

         In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 1998, 1999 and 2000.

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

         Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. As of June 30, 2000, there were no awards made under the Incentive Plan.

(13)  Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income (loss) , foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the years ended June 30, 1998, 1999 and 2000 is as follows:

                                                       Year ended June 30,
                                                     1998     1999      2000
                                                     ----     ----      ----

Net income (loss)                                  $4,563    $4,298  $(11,896)
Unrealized marketable securities gain (loss)           --       (41)        4
Unrealized translation gain (loss)                    (16)     (360)       81
                                                   ------    ------   -------
Comprehensive income (loss)                        $4,547    $3,897  $(11,811)
                                                   ======    ======  ========

(14)  Lease Commitments

         The Company has operating leases for its office facilities which expire on various dates through fiscal 2008 and provide for escalation and additional payments relating to operating expenses. The Company leases some office equipment under a capital lease which expired in fiscal 2000.

         The following is a schedule of future minimum lease payments for operating leases as of June 30, 2000 (in thousands):

                                                         Operating
                                                          Leases
                                                          ------
Year Ended:

June 30, 2001                                             $ 2,997
June 30, 2002                                               2,656
June 30, 2003                                               2,461
June 30, 2004                                               2,443
June 30, 2005                                               2,240
Thereafter                                                  3,728
                                                          -------
Total minimum lease payments                              $16,525
                                                          =======

         Rental expense for all operating leases was approximately $1,521,000, $2,419,000 and $3,319,460 for the years ended June 30, 1998, 1999 and 2000, respectively.

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(15)  Segment and Geographic Information

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products or services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one principal business segment across domestic and international markets. No foreign country or geographic area accounted for more than 10% of revenue, 10% of net income or loss or 10% of identifiable assets in any of the periods presented.

                                                              United
                                                              States         Foreign(a)       Eliminations        Total
                                                              ------         ----------       ------------        -----
Year Ended June 30, 1998:
Revenue:
   From external customers(b)                                   $49,294            7,233              --           $56,527
   Between geographic areas(c)                                    1,819               --          (1,819)               --
                                                                -------          -------         --------          -------
Total revenue                                                   $51,113            7,233          (1,819)          $56,527
                                                                =======          =======         ========          =======

Long-lived assets                                               $14,725            2,108              --          $16,833

Year Ended June 30, 1999:
Revenue:
   From external customers(b)                                   $64,269            9,567              --           $73,836
Between geographic areas(c)                                       2,594               --          (2,594)               --
                                                                -------          -------         --------          -------
Total revenue                                                   $66,863            9,567          (2,594)          $73,836
                                                                =======          =======         ========          =======

Long-lived assets                                               $18,642           2,136               --          $20,778

Year Ended June 30, 2000:
Revenue:
   From external customers(b)                                   $50,321            9,884              --           $60,205
   Between geographic areas(c)                                    1,233               --          (1,233)               --
                                                                -------          -------          ------           -------
Total revenue                                                   $51,554            9,884          (1,233)          $60,205
                                                                -------          -------          ------           -------

Long-lived assets                                               $16,422            1,807              --          $18,229

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

(16)     Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments and approximately $1.1 million of maintenance revenue through December 31, 1999. For the years ended June 30, 1999 and 2000, the Company recognized $756,000 and $673,000 of license revenue and $795,000 and $302,000 of maintenance revenue related to this arrangement. Future license revenue is scheduled to be $112,500 each quarter thereafter through December 31, 2003.

                                                                                                                SCHEDULE II

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                                            Additions
                                                     Balance at     Charged to     Charges                        Balance
                                                     beginning      costs and      to other                        at end
Description                                          of period      expenses       accounts     Deductions        of period
-----------                                          ---------      --------       --------     ----------        ---------

Year ended June 30, 1998: Deductions from asset account:
  Allowance for doubtful accounts                    $  721          1,199             --          (541)            $1,379
Year ended June 30, 1999:
Deductions from asset account:
  Allowance for doubtful accounts                    $1,379            636             --          (343)            $1,672
Year ended June 30, 2000:
Deductions from asset account:
  Allowance for doubtful accounts                    $1,672            470             --          (415)            $1,727

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.       Description
-----------       -----------

3.1*        --    Form  of  Second   Amended   and   Restated   Certificate   of
                  Incorporation of the Registrant.
3.2*        --    Form of Restated By-Laws of the Registrant.
4.1*        --    Specimen certificate representing the Common Stock.
10.1*       --    Mobius Management Systems, Inc. 1996 Stock Incentive Plan.
10.2*       --    Amendment No. 1 to Mobius Management Systems,  Inc. 1996 Stock
                  Incentive Plan.
10.3*       --    Mobius Management  Systems,  Inc. 1998 Employee Stock Purchase
                  Plan.
10.4*       --    Mobius Management  Systems,  Inc. 1998  Non-Employee  Director
                  Stock Option Plan.
10.5*       --    Mobius Management System, Inc. 1998 Executive Incentive Plan.
10.6*       --    Form of Grantee Option Agreement.
10.7*       --    Lease  dated  December  4, 1997 by and between Old Boston Post
                  Road Associates LLC and the Registrant.
10.8*       --    Lease dated February 14, 1983 by and between American National
                  Bank and Trust Company of Chicago and the Registrant.
10.9        --    Sublease  dated  January 5, 1999 by and between  Fluor Daniel,
                  Inc. and the Registrant
10.10*      --    Stock Purchase Agreement dated as of May 12, 1997 by and among the  Registrant  and the other parties listed on the signature pages thereto.
10.11*      --    Stockholders'  Agreement dated as of May 12, 1997 by and among the  Registrant  and the other parties listed on the signature pages thereto.
10.12*      --    Registration  Rights Agreement dated May 12, 1997 by and among the  Registrant  and the other parties listed on the signature pages thereto.
10.13*      --    Employment  Agreement  between  the  Registrant  and  Mitchell
                  Gross, dated February 26, 1998.
10.14*      --    Employment   Agreement   between  the  Registrant  and  Joseph
                  Albracht, dated February 26, 1998.
10.15*      --    Severance Agreement dated as of September 30, 1997 between the
                  Registrant and Joseph Tinnerello.
10.16*      --    Option  Agreement  dated as of September  30, 1997 between the
                  Registrant and Joseph Tinnerello.
10.17*      --    Letter  Agreement,  dated as of December  28, 1997 between the
                  Registrant and Joseph Tinnerello.
10.18*      --    Stockholder  Agreement,  dated as of December 30, 1997 between the Registrant and Joseph Tinnerello.
10.19*      --    Software  Assets  Purchase  Agreement dated as of December 10,
                  1990 among the  Registrant,  Compucept  of Nevada and Software
                  Assist Corporation.
10.20*      --    OEM Agreement  between the Registrant and CDP  Communications,
                  Inc. dated as of October 15, 1993.
10.21*      --    Source Code License and Amendment to OEM Agreement between the
                  Registrant and CDP Communications  Inc. dated as of August 12,
                  1997.
10.22*      --    Amendment #1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc. dated November 21,
                  1997.
10.23**     --    Lease  Modification  Agreement  dated  July  12,  1999  by and
                  between   Old  Boston  Post  Road   Associates   LLC  and  the
                  Registrant.
10.24       --    Amendment #1 to Mobius Management Systems,  Inc. 1998 Employee
                  Stock Purchase Plan.

Exhibit No.       Description
-----------       -----------

21.1*       --    Subsidiaries of the Registrant.
23.1        --    Consent of KPMG LLP.
27.1        --    Financial Data Schedule (EDGAR only)

 * Filed as an exhibit to Mobius' Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

 ** Filed as exhibit no. 10.1 to Mobius Management Systems, Inc. form 10Q for the quarter ended December 31, 1999 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOBIUS MANAGEMENT SYSTEMS, INC.


                                            By: /s/ Mitchell Gross
                                                -------------------
                                                Mitchell Gross
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                (Principal Executive Officer)

                                            Date: September 27, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signatures                         Title(s)                        Date
       ----------                         --------                        ----

     /s/ Mitchell Gross            Chairman of the Board, Chief       September   , 2000
     -----------------------       Executive Officer, President
         Mitchell Gross            and Director
                                   (Principal Executive Officer)


     /s/ Joseph J. Albracht         Director                          September   , 2000
     ------------------------
         Joseph J. Albracht


     /s/ David J. Gordon            Interim Chief Financial           September   , 2000
     -------------------------      Officer, Assistant Treasurer
                                    and Assistant Secretary
                                    (Principal Financial
                                    and Accounting Officer)


     /s/ Peter J. Barris            Director                          September   , 2000
     -------------------------
         Peter J. Barris


     /s/ Edward F. Glassmeyer       Director                          September   , 2000
     -------------------------
         Edward F. Glassmeyer


     /s/ Kenneth P. Kopelman        Director                          September   , 2000
     -------------------------
         Kenneth P. Kopelman


     /s/ Gary G. Greenfield         Director                          September   , 2000
     -------------------------
         Gary G. Greenfield


     /s/ Robert Levitan             Director                          September   , 2000
     -------------------------
         Robert Levitan