Form 10-K/A
period 2000-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2000-10-30
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Fiscal Year Ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-24077

                         Mobius Management Systems, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                         13-3078745
    (State or Other Jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                        Identification No.)

     120 Old Post Road, Rye, New York                              10580
  (Address of Principal Executive Office)                        (Zip Code)

       Registrant's telephone number, including area code: (914) 921-7200
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
  Common Stock, $.0001 par value                         NASDAQ


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on September 18, 2000 as reported on NASDAQ, was approximately $38.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


As of September 18, 2000, there were 18,116,600 shares of the registrant's Common Stock outstanding.


                      Documents Incorporated by Reference:

                                      NONE

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                                   FORM 10-K/A

                                      INDEX

                                                                           Page
                                                                           ----

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................2
Item 11.  Executive Compensation..............................................6
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....11
Item 13.  Certain Relationships and Related Transactions.....................13
Signature

Mobius Management Systems, Inc.

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended June 30, 2000

         In compliance with General Instruction G (3) to Form 10-K, the following Items were omitted from the Form 10-K filed by Mobius Management Systems, Inc. on September 28, 2000, and such Form 10-K is hereby amended to include Part III as hereinafter set forth, not later than 120 days after the end of the fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

         There are currently seven members of the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2000, 2001 and 2002 annual meeting of stockholders. All Mobius directors are elected for three-year terms, except Robert H. Levitan who was elected for a two year term. Personal information on each of our directors is given below.

         The Board oversees the management of the Company on your behalf. It reviews Mobius' long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius' business day to day, and evaluates his performance.

         Six  of  Mobius'  seven  directors  are  not  Mobius  employees.   Only
non-employee directors serve on Mobius' Audit and Compensation committees.

         The Board met four times during fiscal 2000. Each director attended all of the meetings of the Board except Peter J. Barris who attended two of the meetings of the Board. In addition, since Robert H. Levitan became a Director of the Company after the last Board meeting in fiscal 2000, Mr. Levitan did not attend any of the meetings of the Board.

DIRECTORS

         Set forth below are the names, ages, positions and certain other information concerning the current Directors of Mobius.

Mitchell Gross......................   Co-Founder  of  Mobius.  President  since
Age 50                                 1981 and  Chairman of the Board and Chief
Director since 1981                    Executive  Officer since 1996.  Mr. Gross
                                       was an officer in the U.S. Navy,  serving
                                       on nuclear  submarines,  from  1971-1976.
                                       Holds a B.S.  in  mechanical  engineering
                                       from   Columbia   University   School  of
                                       Engineering and Applied Science and a M.B.A. in finance from The Wharton School at the University of Pennsylvania.

Gary G. Greenfield..................   President and Chief Executive  Officer of
Age 45                                 MERANT plc (software development company)
Director since 1998                    since 1998.  Holds a M.S. in  information
                                       systems from George Washington University
                                       and a M.B.A from Harvard Business School.
                                       Serves  as  a  director  of  MERANT  plc,
                                       Hyperion  Solutions,   Inc.  and  Managed
                                       Object Solutions.

Edward F. Glassmeyer................   Co-Founder  of  Oak  Investment  Partners
Age 59                                 (venture  capital  firm) and its  General
Director Since 1997                    Partner  since  1978.  Holds a B.A.  from
                                       Princeton University and a M.B.A. from the Tuck School at Dartmouth College.
                                       Serves as a Director of TheStreet.com.


Kenneth P. Kopelman.................   Partner  of  Kramer   Levin   Naftalis  &
Age 49                                 Frankel   LLP(1)  (law  firm).   Attended
Director since 1997                    Cornell  University (A.B.) and the London
                                       School of Economics and received his J.D.
                                       from Columbia  University  School of Law.
                                       Serves as a  Director  of Liz  Claiborne,
                                       Inc.

Joseph J. Albracht..................   Co-founder  of  Mobius.   Executive  Vice
Age 51                                 President  and  Secretary  from  1981  to
Director since 1981                    1999,  Chief Operating  Officer from 1996
                                       to 1999 and Treasurer  from 1981 to 1996.
                                       Holds a B.S. in operations research and a
                                       M.B.A.    from     Pennsylvania     State
                                       University.

Peter J. Barris.....................   General    Partner,     New    Enterprise
Age 48                                 Associates  (venture  capital firm) since
Director since 1997                    1993.   Holds   a  B.S.   in   electrical
                                       engineering from Northwestern University and a M.B.A. from the Tuck School at Dartmouth College. Serves as a director of Career Builder, Inc. and PCOrder.com.


Robert H. Levitan...................   Co-founder and Chief Executive Officer of
Age 39                                 Flooz.com.  Co-founder  of  iVillage.com.
Director since 2000                    Holds a B.A. in history and public policy
                                       studies from Duke University. Serves as a director of New York Cares.

-----------------
(1) Kramer Levin has served as legal counsel to Mobius since its founding in 1981.

DIRECTOR COMPENSATION

         Mobius employees receive no extra pay for serving as directors. Prior to January 1, 2000, non-employee directors were not paid any compensation for their service or for attendance at meetings. The Company reimbursed its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company. On January 18, 2000, the Board adopted a resolution in which non-employee directors are each paid $10,000 annual retainer fee for serving on the Board, payable quarterly in advance, and are paid meeting fees of $1,250 for each Board meeting attended and $500 for each telephonic Board meeting attended, each payable promptly after each meeting. With the exception of Gary G. Greenfield, each non-employee director will be paid the above fees retroactively as of January 1, 2000. Mr. Greenfield has been paid the above fees retroactively as of January 1, 1999 and he was paid a meeting fee for attending a telephonic meeting on December 4, 1998. In addition, Kramer Levin is paid Mr. Kopelman's standard rates for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

         The Mobius Non-Employee Directors' 1998 Stock Option Plan provides for the grant to Mobius directors of non-qualified stock options to purchase Mobius shares. These include an initial grant of 10,000 options, made upon a non-employee director's first election to the Board, as well as an annual grant of 10,000 options, made at each annual meeting to those directors having at least nine months of Board service on the grant date. All such options have an exercise price equal to the fair market value of the underlying Mobius shares on the date of grant.

INFORMATION CONCERNING EXECUTIVE OFFICERS

         Set forth below are the names, ages, positions and certain other information concerning the current Executive Officers of Mobius. Personal information on Mitchell Gross is given above. Executive officers are elected by the Board and serve until the next meeting of the Board following the annual meeting of stockholders and until their successors have been duly executed and qualified.

Name                          Position
----                          --------

Mitchell Gross                Chairman of the Board, Chief Executive Officer and
                              President.

Sandra A. Becker              Senior Vice President, Marketing since 1998. Prior
                              to joining Mobius, Ms. Becker was employed by Ceridian Employer Services as Vice President of
                              Marketing and held several marketing and strategy leadership positions for U.S. West Communications.
                              Holds a B.S. from College of St. Catherine and a M.B.A. from the University of Minnesota.

David J. Gordon               Interim Chief  Financial  Officer since June 2000.
                              Joined Mobius in 1987 and served as Director of Finance from 1999-2000, Controller from 1987-1999.
                              Holds a B.A. in  Accounting  from  Queens  College
                              N.Y.

Karry                         Kleeman  Vice  President,  World Sales since 1999.
                              Joined Mobius in 1990 and served as Vice President, Sales (North and South America) from 1997-1999, National Sales Manager from 1995 to 1997 and Regional Manager from 1992 to 1995. Holds a B.A. in marketing from Elmhurst College.

Robert Lawrence               Vice President,  Product  Engineering  since 1992.
                              Joined Mobius in 1985. Holds a B.S. in physics from the University of Massachusetts.

Mario Pelleschi               Vice  President,  Sales  (Europe,  Middle East and
                              Africa) since 1998.  Prior to joining Mobius,  Mr.
                              Pelleschi was employed by Computer Associates from
                              1981 to 1997,  initially as a Branch Manager,  and
                              as   Managing    Director    of   the    following
                              subsidiaries:  Switzerland,  1981 to 1985; Brazil,
                              1985 to 1987;  Germany  1987 to 1995;  and France,
                              1995 to  1997.  Holds a Swiss  Federal  Degree  in
                              Electronic Engineering.

Joseph Tinnerello Vice President, Business Development since January, 1998. Joined Mobius in 1990 and served as Vice President, Sales from 1995 to 1997. Following a personal leave of absence, left Mobius from October 1997 through January 1998. From 1988 to 1989, Mr. Tinnerello served as a Regional Manager with Legent Software.

Hiromasa Yazaki               Vice  President,  Sales  (North  Asia) since 1999.
                              Prior to joining Mobius, Mr. Yazaki was employed by Kodak Japan Ltd. in 1997 and 1998 as a General
                              Manger/Consumer Imaging Marketing and employed by Informix K.K. in 1996 as Director of Sales. Holds a B.A. from Dokkyo University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with except as follows:
David J. Gordon inadvertently filed late the initial Form 3 to disclose his holdings of the Company's Common Stock at the time he was appointed Interim Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, by Mobius' Chief Executive Officer and the four other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position                                           Annual Compensation(1)
                                                                                     All Other
                                                                                       Annual           All Other
                                           Year         Salary         Bonus      Compensation (2)      Compensation
                                           ----         ------         -----      ----------------      ------------

Mitchell Gross                             2000          $200,000        $75,252                $0         $84,948(3)
  Chairman of the Board,                   1999           200,000              0                 0          61,632(3)
  Chief Executive Officer and              1998           200,000        150,335                 0          46,050(3)
  President
Karry Kleeman                              2000           125,000          6,126      310,501                       0
  Vice President, World Sales              1999           125,000         60,267      325,972                       0
                                           1998           127,888         80,130      272,400                       0
Sandra A. Becker                           2000           190,000        142,658                 0          72,943(5)
  Senior Vice President, Marketing         1999        107,301(4)         71,250                 0          30,000(5)
                                           1998                --             --                --                 --
Joseph Tinnerello(6)                       2000           150,000            252           214,500                  0
  Vice President, Business Development     1999           150,000              0           198,000                  0
                                           1998           139,417              0        250,750(7)                  0
Robert Lawrence                            2000           193,737         43,875                 0                  0
  Vice President, Project Engineering      1999           170,000         48,423                 0         271,175(8)
                                           1998           163,332         47,087                 0                  0

--------------------------
(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)      Consists of sales commissions and non-recoverable draws.
(3) Includes premiums on insurance, car premiums and tax preparation fees added to compensation. Also includes the grossed up amount to cover taxes.
(4)      Ms. Becker was employed by Mobius for  approximately 7 months of fiscal
         1999.
(5)      Includes relocation expenses.
(6) Mr. Tinnerello was not employed by Mobius from October 1, 1997 to January 15, 1998.
(7) Includes $160,000 advance against future commissions. See "Certain Relationships and Related Transactions - Relationship with Mr. Tinnerello" on page 13.
(8) Disqualifying disposition of shares obtained through the exercise of incentive stock options.

BOARD COMMITTEES

         The Board appoints committees to help carry out its duties. Each committee reviews the results of its meetings with the full Board. The Board established its committees in February 1998 in connection with Mobius' initial public offering.

         The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder and Board approval, the Committee chooses the independent public accountants to audit Mobius' financial statements and reviews the scope, results and costs of the audit with such accountants. The Committee also reviews the financial statements and accounting and control practices of Mobius. The Audit Committee consists of Messrs. Barris and Glassmeyer. The Audit Committee met one time last year.

         The Compensation Committee oversees compensation for Mobius' executives, including salary, bonus and incentive awards. The Committee is also responsible for administering Mobius' 1996 Stock Incentive Plan, Mobius' 1998 Employee Stock Purchase Plan and Mobius' 1998 Executive Incentive Plan. The Compensation Committee consists of Messrs. Barris and Glassmeyer. The Compensation Committee met two times last year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


Overview

         The Compensation Committee, which during fiscal 2000 consisted of Messrs. Barris and Glassmeyer:

          (1)  reviews and approves the compensation of Mr. Gross;

          (2) approves the general policies applicable to salaries and bonuses for the other executive officers and reviews and acts on bonuses for those officers; and

          (3) makes recommendations to the full Board and senior management with respect to the adoption and administration of Mobius' compensation programs.

         Our executive compensation program is designed to attract, retain, motivate and reward the management talent our company needs to achieve its business goals and maintain its leadership in the increasingly competitive environment of enterprise software products.

         The three major components of our compensation program are salary, annual bonus and stock options.

         The salary and bonus components of Mobius' executive compensation are designed to facilitate the fulfillment of the following objectives:

          (1)  keeping competent management;

          (2) rewarding management for the achievement of short and long term accomplishments;

          (3) aligning the interests of management with the interests of Mobius' stockholders; and

          (4) relating executive compensation to the achievement of our goals and financial performance.

Salary

         We base salary on an executive's knowledge, skills and level of responsibility as well as the economic and business conditions affecting Mobius. Other factors we consider are:

          (1) competitive positioning (comparing Mobius' salary structure with salaries paid by other companies);

          (2)  Mobius' own business performance; and

          (3)  general economic factors.

Annual Bonus

         We give our executives annual bonuses to provide an incentive and reward for short-term financial success and long-term Company growth. Annual bonuses link compensation in significant part to Mobius' financial performance and is determined solely by the Compensation Committee.

Stock Options

         We use stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. Stock options are awarded based upon the market price of the Common Stock on the date of grant and are linked to future performance of our stock because they do not become valuable to the holder unless the price of our stock increases above the price on the date of grant. The number of stock options granted to an executive as a form of non-cash compensation is determined by the following factors:

          (1)  number of stock options previously granted to an executive;

          (2)  the executive's remaining options exercisable; and

          (3) the value of those remaining stock options, as compared to the anticipated value that an executive will add to Mobius in the future.

Employee Stock Purchase Plan

         The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire our common stock with the opportunity to purchase Mobius shares with a convenient way of doing so by accumulated payroll deductions. We believe that employee participation in ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

Executive Incentive Plan

         The Executive Incentive Plan ("Incentive Plan") was established in fiscal 1998 and participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of Mobius. Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. As of October 27, 2000, there were no awards made under the Incentive Plan.

Compensation of the Chief Executive Officer

         Mr. Gross is one of the founders of Mobius. He beneficially owns approximately 5,561,500 shares of Common Stock constituting approximately 30.7% of the total amount outstanding. Accordingly, his interest is very much aligned with the interest of all stockholders and Mobius has not considered it sensible to relate Mr. Gross's compensation to Mobius' performance through long-term stock incentives such as restricted stock or stock options. Mr. Gross's compensation package consists primarily of salary and bonus. The levels of his salary and bonus are established in Mr. Gross's employment agreement. The members of the Compensation Committee granted Mr. Gross a bonus attributable to his success in achieving certain goals during fiscal 2000.

                                            Peter J. Barris
                                            Edward F. Glassmeyer

Stock Options

         The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan to the Named Officers during the 2000 fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------
Individual Grants
-------------------------------------------------------------------------------------------------------------------
Name                                Number of Securities   % of Underlying Options   Exercise Price   Expiration
                                    Underlying Options     Granted to Employees in   ($/Share)        Date
                                    Granted(#)(1)          Fiscal Year
-------------------------------------------------------------------------------------------------------------------
Sandra A. Becker                          20,000                   3.6 %                 $4.00        10/12/09
-------------------------------------------------------------------------------------------------------------------

------------------------

(1) Options were granted on October 12, 1999 and have a maximum term of 10 years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. 4,000 of the stock options became exercisable on the first anniversary of the grant date and 1,000 of the remaining stock options will become exercisable every three months thereafter.

Option Exercises and Holdings

         The table below sets forth information with respect to the Named Officers concerning their exercise of options during the 2000 fiscal year and the unexercised options held by them as of the end of such year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

                           Shares                           Number of Securities       Value of Unexercised in-the-
                           ------                           --------------------       ----------------------------
                                           Value           Underlying Unexercised         Money Options at Fiscal
                         Acquired on      Realized       Options at Fiscal Year-End            Year-End ($)(1)
Name                      Exercise        ($)(1)
                                                          Exercisable    Unexercisable   Exercisable    Unexercisable
                                                          -----------    -------------   -----------    -------------
Mitchell Gross                0              $--               0               0             $--             $--
Karry Kleeman                 0               --            252,727         87,273         394,247         168,963
Sandra A. Becker              0               --             23,999         76,001            --            11,260
Joseph Tinnerello             0               --            220,000         60,000            --              --
Robert Lawrence             30,000         150,000           96,000        108,000         318,048         357,804

------------------

(1) Based on the closing sale price on the Nasdaq National Market of the Common Stock on June 30, 2000 of $4.5630.

STOCK PERFORMANCE GRAPH

         The following graph depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on April 28, 1998 (the date we completed our initial public offering) in each of the Common Stock of Mobius (at a closing price of $18.25 per share), Goldman Sachs Technology Software Index (a published industry index), and the Nasdaq Composite (a broad market index). The Company paid no dividends during the period shown. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

                                       April 28, 1998       June 30, 1998      June 30,1999        June 30,2000
                                       --------------       -------------      ------------        ------------
Mobius                                    $   100               $   82.19          $   45.21           $   24.99
Goldman Sachs                                 100                  107.33             152.85              259.17
Technology Software Index
Nasdaq Composite                              100                  103.44             146.64              216.52

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows how much Mobius Common Stock each Named Officer, each non-employee director, and certain stockholders known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, owned as of September 15, 2000.

Name and Address of  Named Executive
Officers, Certain Stockholders and
Directors / Nominees                                                           Shares Owned(1)   Percent of Class
--------------------                                                           --------------    ----------------

Mitchell Gross(2)
c/o Mobius Management Systems, Inc.
120 Old Post Road                                                                  5,561,500         30.7%
Rye, New York 10580 ..........................................................

Joseph J. Albracht
c/o Mobius Management Systems, Inc.
120 Old Post Road                                                                  3,933,500         21.7%
Rye, New York 10580...........................................................

Oak Investment Partners VI, Limited Partnership(3)
One Gorham Island                                                                  1,065,500         5.9%
WestPort, CT  06680...........................................................

Karry Kleeman(4)
c/o Mobius Management Systems, Inc.
600 West Fulton Street                                                             270,727           1.5%
Chicago, IL 60661 ............................................................

Robert Lawrence (5)
c/o Mobius Management Systems, Inc.
120 Old Post Road                                                                  252,000           1.4%
Rye, New York 10580...........................................................

Joseph Tinnerello(6)
c/o Mobius Management Systems, Inc.
600 West Fulton Street                                                             230,600           1.3%
Chicago, IL 60661.............................................................

Peter J. Barris(7)
c/o New Enterprise Associates
11951 Freedom Drive                                                                 52,398            *
Reston, VA 20190..............................................................

Edward F. Glassmeyer(8)
c/o Oak Investments
1 Gorham Island                                                                    1,109,006         6.1%
Westport, CT 06880............................................................

Gary G. Greenfield (9)
c/o MERANT plc
9420 Key West Avenue                                                               20,481            *
Rockville, MD 20850...........................................................



Name and Address of  Named Executive
Officers, Certain Stockholders and
Directors / Nominees                                                           Shares Owned(1)   Percent of Class
--------------------                                                           --------------    ----------------

Kenneth P. Kopelman(10)
c/o Kramer, Levin, Naftalis & Frankel
919 Third Avenue                                                                   23,850            *
New York, NY 10022............................................................

Robert H. Levitan(11)
c/o Flooz.com, Inc.
1071 Avenue of the Americas; 10th Floor                                            10,000            *
New York, NY  10018...........................................................

Sandra A. Becker(12)
c/o Mobius Management Systems, Inc.
120 Old Post Road                                                                  39,429            *
Rye, New York 10580...........................................................

All Executive Officers and Directors
as a group (14 persons) ......................................................     11,648,431        61.4%

-------------------
*  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and generally includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2) Includes 3,732,259 shares of Common Stock held by HARMIT, LP, of which Mitchell Gross and Harriet Gross, the spouse of Mr. Gross, are general partners.
(3) Includes 47,056 shares of Common Stock held by its affiliate Oak VII Affiliates Fund, Limited Partnership.
(4)      Includes  269,727  shares  issuable  pursuant to Currently  Exercisable
         Options.
(5)      Includes  132,000  shares  issuable  pursuant to Currently  Exercisable
         Options.
(6)      Includes  220,000  shares  issuable  pursuant to Currently  Exercisable
         Options.
(7) Includes 6,381 shares held in the Barris Family Trust. Includes 272 shares held by NEA General Partners, L.P. Mr. Barris disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein arising from his affiliation with such entity. Also includes 20,000 shares issuable pursuant to Currently Exercisable Options.
(8) Includes 998,900 shares of Common Stock and 19,544 shares issuable pursuant to Currently Exercisable Options held by Oak Investment Partners VI, Limited Partnership and 46,600 shares of Common Stock and 456 shares issuable pursuant to Currently Exercisable Options held by Oak VI Affiliates Fund, Limited Partnership. Mr. Glassmeyer disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein arising from his affiliation with such entities. Also includes 5,244 shares (of which 1,865 shares are beneficially owned by EFG Trust and 3,379 shares are beneficially owned by EFG Trust II) received by Mr. Glassmeyer from an in kind distribution by Oak Investment Partners VI, L.P. pro rata to its partners in accordance with their beneficial ownership without any additional consideration.
(9)      Includes  20,000  shares  issuable  pursuant to  Currently  Exercisable
         Options.
(10) Includes 1,500 shares of Common Stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children and 2,350 shares of Common Stock held jointly by Mr. Kopelman and his wife. Mr. Kopelman disclaims beneficial ownership to such shares. Also includes 20,000 shares issuable pursuant to Currently Exercisable Options.
(11)     Includes  10,000  shares  issuable  pursuant to  Currently  Exercisable
         Options.
(12)     Includes  31,999  shares  issuable  pursuant to  Currently  Exercisable
         Options. Also includes 6,930 shares issuable pursuant to the 1998 Employee Stock Purchase Plan.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship With Kramer Levin Naftalis & Frankel LLP

         Since 1981 we have engaged, and we plan to continue to engage, the Kramer Levin law firm to provide us with legal counsel. Mr. Kopelman, a member of our Board, is a partner of Kramer Levin Naftalis & Frankel LLP. We believe that fees charged by Kramer Levin are at rates and on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Relationship With Mr. Tinnerello

         Following a personal leave, on September 30, 1997, we entered into a severance agreement with Mr. Joseph Tinnerello, presently Mobius' Vice President, Business Development, pursuant to which Mr. Tinnerello left our employment on October 1, 1997 and agreed to certain non-competition and non-solicitation restrictions in consideration for (1) the acceleration of 80,000 options to purchase shares of our common stock previously granted to him and (2) the grant of 100,000 new options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares at the time of the grant. Due to his termination and the terms of Mobius' 1996 Employee Stock Incentive Plan, Mr. Tinnerello forfeited 640,000 options to purchase shares of common stock that were previously granted to him in November, 1996. On December 26, 1997, Mr. Tinnerello agreed to return to Mobius effective January 15, 1998. On December 28, 1997, we agreed to advance $160,000 to Mr. Tinnerello against future commissions. As of September 15, 2000, the full amount of such advance remains outstanding. Such monies (net of applicable taxes) were used by Mr. Tinnerello to exercise options to purchase 80,000 shares of common stock. On January 15, 1998, we granted Mr. Tinnerello options to purchase 180,000 shares of common stock in accordance with and on terms similar to, our standard hiring practices.

Agreements With Employees

         In February, 1998, we entered into employment agreements with each of Messrs. Gross and Albracht providing for the employment of Mr. Gross as our Chairman of the Board, Chief Executive Officer and President and Mr. Albracht as our Executive Vice President and Chief Operating Officer. Each employment agreement provides for a three-year term ending on April 27, 2001, the third anniversary of our initial public offering. Each provides for an annual base salary of not less than $200,000 as well as an annual bonus based upon our performance in an amount determined solely by the Compensation Committee of the Board. Each agreement also prohibits the executive from using the confidential information of Mobius for a period of three years following the termination of his employment (two years if he is terminated other than for cause (as defined therein)) and contains a non-competition covenant pursuant to which the executive is prohibited from competing with Mobius during his employment with Mobius and for two years thereafter (one year if he is terminated other than for cause). The agreements further provide that in the event that employment is terminated by Mobius without cause (as defined therein) or by the executive for good reason (as defined therein), the executive is entitled to receive (1) his accrued but unpaid base salary and bonus through April 27, 2001; (2)
coverages substantially identical to those provided immediately prior to the termination for twelve months following April 27, 2001; and (3) an aggregate amount, payable in equal semi-monthly installments over a one-year period following April 27, 2001, equal to the aggregate of what his base salary would have been for said period plus his maximum bonus for such period, but not less than his highest annual bonus during the preceding five years. In the event of death or disability of the executive, we will continue to make base salary payments to the executive or his estate for twelve months following such death or disability.

         In October 1999, Mr. Albracht ended his employment with the Company.

Compensation Committee Interlocks And Insider Participation

         The current members of our Board's Compensation Committee are Messrs. Barris and Glassmeyer. There are no compensation committee interlocks which are required to be disclosed by applicable SEC rules. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                         By: /s/ Mitchell Gross
                                             --------------------------------
                                         Name:  Mitchell Gross
                                         Title: Chairman of the Board, Chief
                                                Executive Officer & President



Date:  October 30, 2000