Form 10-Q
period 2000-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2000-11-14
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark one)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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


Number of shares outstanding of the issuer's common stock as of November 10,
2000

                 Class                          Number of Shares Outstanding

  Common Stock, par value $0.0001 per share             18,355,063

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 2000 and September 30, 2000

           Consolidated Statements of Operations
                Three months ended September 30, 1999 and 2000

           Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 2000
              Consolidated Statements of Cash Flows
                Three months ended September 30, 1999 and 2000

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


         Item 3.  Defaults Upon Senior Securities


         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)
                                                                                                       September 30,
                                                                                         June 30,          2000
                                                                                          2000         (Unaudited)
                                                                                          ----         -----------
ASSETS

Current assets:
     Cash and cash equivalents                                                           $ 21,380         $19,863
     Marketable securities, at market                                                      10,287          10,248
     Accounts receivable, net of allowance for doubtful
         accounts of $1,084 and $1,321, respectively                                       14,857          15,821
     Software license installments, current portion                                         9,836           9,400
     Other current assets                                                                   3,804           4,117
                                                                                          -------         -------
              Total current assets                                                         60,164          59,449

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $643
     and $636, respectively                                                                 7,992           7,423
Investments                                                                                   531             500
Property and equipment, net                                                                 9,295          10,879
Other assets                                                                                  411             412
                                                                                         --------        --------
              Total assets                                                               $ 78,393        $ 78,663
                                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                               $ 15,046        $ 15,297
     Deferred revenue                                                                      16,488          18,282
     Deferred income taxes                                                                  2,570           2,457
                                                                                         --------        --------
              Total current liabilities                                                    34,104          36,036
                                                                                         --------        --------

Deferred revenue                                                                            2,374           2,076
Deferred income taxes                                                                       1,324           1,177
                                                                                            -----           -----
              Total liabilities                                                            37,802          39,289
                                                                                           ------          ------
Stockholders' equity:
     Common stock $.0001 par value; authorized 40,000,000 shares; issued
         22,218,473 and 22,220,973 shares, respectively; outstanding 18,114,000
         and 18,116,500 shares, respectively                                                    2               2
     Additional paid-in capital                                                            48,831          48,836
     Retained earnings                                                                      4,601           3,522
     Deferred stock compensation                                                             (445)           (354)
     Accumulated other comprehensive income                                                  (313)           (547)
     Treasury stock, at cost, 4,104,473 and 4,104,473 shares, respectively                (12,085)        (12,085)
                                                                                         --------        --------
              Total stockholders' equity                                                   40,591          39,374
                                                                                         --------        --------

Total liabilities and stockholders' equity                                               $ 78,393        $ 78,663
                                                                                         ========        =========

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                      Three Months Ended
                                                         September 30,
                                                       1999          2000
                                                       ----          ----
Revenues:
     Software license revenues                       $6,430        $10,406
     Maintenance and other revenues                   6,953          8,124
                                                    -------         ------
         Total revenues                              13,383         18,530
                                                    -------         ------
Costs of revenues:
     Software license revenues                          185            417
     Maintenance and other revenues                   1,634          1,561
                                                    -------         ------
         Total costs of revenues                      1,819          1,978
                                                    -------         ------

Gross profit                                         11,564         16,552
                                                    -------        -------
Operating expenses:
     Sales and marketing                              9,868         11,682
     Research and development                         2,991          4,330
     General and administrative                       2,970          2,582
                                                    -------        -------
              Total operating expenses               15,829         18,594
                                                    -------        -------

Loss from operations                                 (4,265)        (2,042)

License and other interest income                       726            696
Interest expense                                         (1)            (3)
Foreign currency transaction gains                       46              4
Investment impairment                                  (591)          (218)
                                                     -------       -------
Loss before income taxes                             (4,085)        (1,563)

Benefit from income taxes                             1,242            484
                                                      -----           ----

Net loss                                            $(2,843)       $(1,079)
                                                    =======        =======

Basic loss per share                                 $(0.16)        $(0.06)
Basic weighted average shares outstanding            17,916         18,115
Diluted loss per share                               $(0.16)        $(0.06)
Diluted weighted average shares outstanding          17,916         18,115


          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)
                                                                                        Accumulated
                                                                                            Other                         Total
                                                  Additional                            Comprehensive                  Stockholders'
                                 Common  Stock      Paid-in     Retained    Deferred   Income, net of  Treasury  Stock   (Deficit)
                                 Shares  Amount     Capital     Earnings  Compensation       tax         Shares  Amount    Equity
                                 ------  ------     -------     --------  ------------       ---         ------  ------    ------

Balance at June 30, 2000         18,114     2       $48,831      $4,601      $(445)        $(313)       4,104  $(12,085)    $40,591
Net loss                              -     -            -      (1,079)           -            -            -         -      (1,079)
Change in other comprehensive
  income, net of tax                  -     -            -           -            -         (234)           -         -       (234)
Comprehensive loss                    -     -            -           -            -            -            -         -     (1,313)
Stock options exercised               3     -            5           -            -            -            -         -          5
Change in deferred compensation       -     -            -           -         91              -            -         -         91
                                --------  ------   --------   ---------      -------    ---------    --------- --------   ---------
Balance at September 30, 2000    18,117    2       $ 48,836      $3,522      $(354)        $(547)       4,104  $(12,085)   $39,374
                                ========  ======   ========   =========      =======    =========    ========= ========   =========

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            Three Months Ended
                                                                              September 30,
                                                                              1999         2000
                                                                              ----         ----
Cash flows provided by operating activities:
Net income (loss)                                                          $  (2,843)     $ (1,079)
                                                                           ---------      --------
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating  activities:
   Deferred income taxes                                                        (683)         (260)
   Depreciation and amortization                                                 561         1,009
   Stock compensation expense                                                    166            91
   Impairment of investment                                                      591           219
Change in operating assets and liabilities:
     Accounts receivable, net                                                  3,000          (964)
Software license installments                                                  1,679         1,005
     Other assets                                                               (358)         (221)
     Accounts payable and accrued expenses                                    (1,896)          273
     Other liabilities                                                           (15)           --
     Deferred revenue                                                            819         1,496
                                                                               -----        ------
         Total adjustments                                                     3,864         2,648
                                                                             -------        ------
         Net cash provided by operating activities                             1,021         1,569
                                                                             -------        ------
Cash flows (used in) provided by investing activities:
   Purchase of marketable securities                                              --        (2,485)
   Purchase of investment                                                         --          (281)
   Sale of marketable securities                                                  --         2,500
   Capital expenditures                                                       (1,789)       (2,572)
                                                                           ---------       -------
         Net cash used in investing activities                                (1,789)       (2,838)
                                                                           ---------       -------
Cash flows (used in) provided by financing activities:
     Cash received from exercise of stock options                                 22             5
                                                                           ---------       -------
                          Net cash provided by financing activities               22             5
                                                                            --------       -------
Effect of exchange rate changes on
   cash and cash equivalents                                                     304          (253)
                                                                             --------      -------
Net change in cash and cash equivalents                                         (442)       (1,517)
Cash and cash equivalents at beginning
   of period                                                                  33,546        21,380
                                                                             -------       -------
Cash and cash equivalents at end of period                                   $33,104       $19,863
                                                                             =======       =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                                                $     1       $     3
     Income taxes                                                            $     -       $     -

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 2000 and September 30, 2000 and for the three month periods ended September 30, 1999 and 2000, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions, however, actual results may differ.

Mobius is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius' financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius' latest Form 10-K.

(2)  Earnings Per Share

         Earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98. SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Such dilutive instruments include stock options.

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                            Three Months Ended September 30,
                                                    1999                                          2000
                                -------------- --------------- -----------    -------------- --------------- -----------
                                 Net Income        Shares      Per Share       Net Income        Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
Basic EPS:
Net income (loss)                 $(2,843)                                      $(1,079)
                                  ========                                      ========
Weighted average shares
 outstanding                                        17,916                                       18,117
Basic    earnings    (loss)
per share                                                       $(0.16)                                       $(0.06)
                                                                =======                                       =======
Diluted   earnings   (loss)
per share:
Net income (loss)                 $(2,843)                                      $(1,079)
                                  ========                                      ========
Dilutive effect of
 stock options                                        -                                            -
                                                   -----                                         -----
Diluted   earnings   (loss)
per share                                          17,916       $(0.16)                          18,117       $(0.06)
                                                   ======       =======                                       =======


         For the three months ended September 30, 1999 and 2000 options were not included in the Diluted EPS calculation because their effect was anti-dilutive.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three months ended September 30, 2000. As of June 30, 2000 and September 30, 2000, the unamortized investment premium and unrealized holding gains and losses were insignificant.

(4)  Software License Installments

         The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 3 to 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the license contract.

(5)  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                         June 30,  September 30,
                                                           2000        2000
                                                           ----        ----

         Furniture, fixtures and office equipment        $1,089        $1,105
         Computer equipment                              12,349        12,872
         Leasehold improvements                           1,542         4,637
         Construction in progress                         1,062            --
                                                          -----        ------
                                                         16,042        18,614
         Less accumulated depreciation and
           amortization                                  (6,747)       (7,735)
                                                         ------       --------
         Property and equipment, net                     $9,295       $10,879
                                                         ======       =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $561,000 and $988,000 for the three months ended September 30, 1999 and 2000, respectively. At June 30, 2000 and September 30, 2000 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $135,000 and $143,000 respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In first quarter of fiscal 2001, Mobius provided an additional $281,000 as a short term loan to "HAN" which is convertible to preferred stock.

         Mobius holds a minority ownership position, which, if the preferred stock were converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash and Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the amount of cash consumed by HAN is an appropriate indicator for measuring the impairment for this investment since there is no equity below the Mobius financing rounds and there is no obligation for any of the investors to provide additional capital.

         For the three months ended September 30, 2000 a $218,000 impairment loss was recorded in connection with this investment. As of September 30, 2000, the remaining carrying value of the HAN investment is $94,000 and is included within other current assets.

         In January 2000, the Company made a strategic investment of $500,000 in Flooz.com, a startup Internet company. Flooz is online gift currency that can be sent to a recipient over the Internet. The flooz gift currency can be redeemed by the recipient at Flooz.com participating merchants. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering. Mobius holds a minority ownership position, which, if the preferred converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of Flooz.com. The Chief Executive Officer of Flooz.com is a member of the Board of Directors of Mobius.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At September 30, 2000, the investment is carried at its original cost of $500,000 withininvestments.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                     June 30,     September 30,
                                                       2000          2000
                                                       ----          ----

         Accounts payable                             $ 2,563       $3,204
         Compensation and related benefits              6,569        5,845
         Royalties payable                              1,168        1,292
         Other                                          4,746        4,956
                                                      -------      -------
                                                      $15,046      $15,297
                                                      =======      =======

(8)  Stock Incentive Plan

         In January, February and March 1998 the Company granted 350,000; 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering ("IPO") in April 1998. As a result, the Company recognized compensation expense of $166,000 and $91,000 for the three months ended September 30, 1999 and 2000, respectively. Such compensation expense is included within Sales and marketing of $126,000 and $66,000, Research and development of $33,000 and $20,000, and General and administrative expenses of $8,000 and $5,000 for the quarter ended September 30, 1999 and 2000, respectively. There is approximately $264,000, $134,000 and $37,000 of expense relating to these 1998 option grants to be recognized in fiscal years 2001, 2002 and 2003, respectively, subject to adjustments for option holder terminations.

(9)  Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the quarters ended September 30, 1999 and 2000 is as follows:

                                                       Three Months ended
                                                         September 30,
                                                       1999          2000
                                                       ----          ----

Net loss                                              $(2,843)     $(1,079)
Unrealized marketable securities gain (loss)                7           19
Unrealized translation gain  (loss)                       316         (253)
                                                      -------      --------
Comprehensive income (loss)                           $(2,520)     $(1,313)
                                                      ========     ========

(10)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(11) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments, and has recognized approximately $1.1 million of maintenance revenue through December 31, 1999. For the three months ended September 30, 1999 and 2000, the Company recognized $157,000 and $112,500 of license revenue respectively and $180,000 and $0 of maintenance revenue, respectively. Future license revenue is expected to be $112,500 each quarter through December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In this section, readers are given a more detailed assessment of Mobius' operating results and changes in financial position. This section should be read in conjunction with the Company's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to the Company's fiscal quarters ended September 30, 1999 and 2000, respectively. Mobius' quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management's Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" below.

         Statements contained in this quarterly report, including without limitation, as set forth under the heading "Forcast" below, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius' goods and services, and technological advances and competitive factors in the markets in which Mobius competes. Certain of these risks and uncertainties are described in detail from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Mobius accepts no obligation to update these forward-looking statements and does not intend to do so.

Overview

         Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of software products designed to provide network and Web-based access, presentation and distribution of large volumes of diverse enterprise information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and government entities use the Company's software to facilitate customer service and other mission-critical functions. The Company's software products store, retrieve and present computer and non-computer generated documents, such as text, images, video or audio recordings, customer statements, checks, external correspondence and remittance forms. The products can be used by a single department, multiple departments or centrally by an entire enterprise.

Results of Operations

         The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                                          Three Months Ended
                                                            September 30,
                                                          1999         2000
                                                          ----         ----
                                                             (Unaudited)
Revenues:
  Software license revenues                               48.0%         56.2%
  Maintenance and other revenues                          52.0          43.8
                                                         -----          ----
         Total revenues                                  100.0         100.0
                                                         -----         -----
Costs of revenues:
  Software license revenues                                1.4           2.3
  Maintenance and other revenues                          12.2           8.4
                                                         -----          ----
         Total costs of revenues                          13.6          10.7
                                                         -----          ----
Gross profit                                              86.4          89.3

Operating expenses:
  Sales and marketing                                     73.7          63.0
  Research and development                                22.3          23.4
  General and administrative                              22.2          13.9
                                                         -----         -----
         Total operating expenses                        118.2         100.3
                                                         -----         -----
Income (loss) from operations                            (31.8)        (11.0)
                                                         ------        -----
License and other interest income                          5.4           3.8
Interest expense                                            --            --
Foreign currency transaction(losses)gains                   .3            --
Investment impairment                                     (4.4)         (1.2)
                                                         ------         -----
Income (loss) before income taxes                        (30.5)         (8.4)
Benefit from income taxes                                  9.3           2.6
                                                         -----           ---
Net income (loss)                                        (21.2)%        (5.8)%
                                                         ======         =====


         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 2000

Revenues.

Total revenues increased 38.5% from $13.4 million in last year's quarter to $18.5 million this quarter. Domestic revenues increased 42.9% from $10.4 million in last year's quarter to $14.9 million this quarter. International revenues increased 22.8% from $3.0 million in last year's quarter to $3.6 million this quarter. The Company believes that Year 2000 (Y2K) issues significantly affected the purchasing patterns of its customers and potential customers during the quarter ended September 30, 1999. We believe many companies expended significant resources to correct or modify their software systems to be Year 2000 compliant. We believe these expenditures reduced funds available to purchase software products such as those that Mobius offers. For the quarter ending September 30, 2000, the Company believes that although the software marketplace remains turbulent, the marketplace may be returning to its pre Y2K conditions and accordingly, total revenues increased primarily because the Company sold more licenses for its products to new and existing customers.


o Software license revenues increased 61.8% from $6.4 million in last year's quarter to $10.4 million this quarter. This increase was primarily attributable to sales of more licenses for the Company's products to new and existing customers.

o Maintenance and other revenues increased 16.8% from $7.0 million in last year's quarter to $8.1 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both quarters were not significant.

Costs of Revenues.


o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 125.4% from $185,000 in last year's quarter to $417,000 this quarter, representing 2.9% and 4.0% respectively, of software license revenues in those quarters. The costs of software license revenue as a percentage of software license revenues increased from last year's quarter to this quarter primarily due to increased sales of products that require the Company to pay royalty payments and sublicense fee payments.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues were $1.6 million in last year's quarter and this year's quarter, representing 23.5% and 19.2% respectively, of maintenance and other revenues in those quarters. The decrease in this quarter's costs as a percentage of maintenance and other revenues was primarily attributable to an increase in maintenance and other revenue that did not require additional expenditures for support staff.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius' products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 18.4% from $9.9 million in last year's quarter to $11.7 million this quarter, representing 73.7% and 63.0%, respectively, of total revenues in those quarters. Sales and marketing expenses have increased primarily due to increased commission costs as a result of increased license revenues and increased advertising and personnel related costs for marketing and spending for Click-n-Done.com products, offset by a decrease in sales personnel costs. The decrease in this quarter's sales and marketing expenses as a percentage of revenues is primarily attributable to an increase in total revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 44.8% from $3.0 million in last year's quarter to $4.3 million this quarter, representing 22.3% and 23.4%, respectively, of total revenues in those quarters. The increases in research and development expenses, including the development costs associated with Click-n-Done.com, were primarily attributable to increased subcontractor costs, and personnel-related costs for technical staff.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 13.1% from $3.0 million in last year's quarter to $2.6 million this quarter, representing 22.2% and 13.9%, respectively, of total revenues in those quarters. The decrease was attributable primarily to a reduction of personnel related costs, primarily bonuses, and subcontractors fees offset by an increase in depreciation expense.


         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $726,000 and

$696,000 in last year's quarter and this quarter, respectively. During both quarters interest expense was insignificant. Foreign currency transaction gains were $46,000 and $4,000 in last year's quarter and this year's quarter, respectively. These gains are the result of foreign currency fluctuations in the foreign jurisdictions within which the Company does business.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans, which were converted to preferred stock in May 2000. In first quarter fiscal 2001 Mobius provided an additional $281,000 short term loan to "HAN" which is convertible to preferred stock. After this round of financing, Mobius' total equity investment in HAN is $2,532,000. There are several reasons for the investment in Home Account Network ("HAN"). First, we believe that they have experienced management and a significant market opportunity in a related industry sector. Second, we believe that, if the venture was successful, it would provide substantial return to Mobius shareholders.

         Mobius holds a minority ownership position, which, if the preferred stock is converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. During the most recent quarter, HAN continued to consume cash and Mobius concluded that an other than temporary impairment loss occurred. Mobius believes that the amount of cash consumed by HAN is an appropriate indicator for measuring the impairment of this investment since (1) HAN has consumed most of the cash provided through September 30, 2000 (2) there was no equity below those financing rounds and (3) there is no obligation for any of the investors to provide additional capital. Based on those factors, we concluded that the investment had been impaired and that the impairment was other than temporary. For three months ended September 30, 2000, we recorded a $218,000 impairment loss in connection with this investment. At September 30, 2000, the remaining carrying value of the HAN investment is $94,000 and is included within other current assets.

         We will continue to evaluate the potential recovery of our remaining investment in HAN and expect that we will continue to use the amount of cash consumed as an indicator of current value. To the extent that HAN continues to consume cash and other information suggests that the impairment is other than temporary, we expect to continue to write down the investment.

         Provision for Income Taxes. The tax benefit for income taxes was $1.2 million in last year's quarter and $484,000 million in this quarter, respectively. The benefit for taxes as a percentage of loss before taxes was 30.4% and 31.0% for last year's quarter and this quarter, respectively. The effective tax rate for both quarters reflects the statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken from losses in the Company's foreign subsidiaries.

Forecast

      The Company believes that although the software marketplace remains turbulent, the marketplace may be returning to its pre-Y2K conditions and accordingly, the Company's total revenue growth in fiscal 2001 may be starting to return to the growth rates achieved prior to the impact of Y2K. If in fact the software markets continue on their recovery trend and return to pre-Y2K conditions, Mobius believes that its fiscal year 2001 annual loss per share can range from a loss of 15 cents per share to a loss of 6 cents per share, as compared to its fiscal year 2000 loss per share loss of 66 cents.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, the Company completed its initial public offering, which generated net proceeds of $33.0 million. As of September 30, 2000, Mobius had cash and cash equivalents of $19.9 million, a decrease of $1.5 million from the $21.4 million held at June 30, 2000. In addition, Mobius had marketable securities of $10.3 million as of June 30, 2000 and September 30, 2000.

         Net cash provided by operating activities was $1.0 million in last year's quarter and $1.6 million this quarter. Mobius' primary sources of cash during this quarter were increased deferred revenue and decreased software license installments. These sources were offset by a net loss and increases in account receivable. Deferred revenue increased 8.0% from $18.9 million at June 30, 2000 to $20.4 million at September 30, 2000. Net software license installments decreased 5.6% from $17.8 million at June 30, 2000 to $16.8 million at September 30, 2000. Net accounts receivable increased 6.5% from $14.9 million at June 30, 2000 to $15.8 million at September 30, 2000.

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on such information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 2000 and September 30, 2000 approximately 78% and 77% of the total accounts receivable reserve balances related to specific accounts, respectively. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for collectability issues arising from potential bankruptcies and contractual disputes. At June 30, 2000 and September 30, 2000, software license installments were approximately $18.5 million and $17.5 million of which 81% and 79% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius' products.

         Software license installment and accounts receivable reserves have increased 13.3% from $1.7 million at June 30, 2000 to $2.0 million at September 30, 2000. The increase in these reserves is attributable to management's overall assessment of the collectability of specific accounts.

         Cash used in investing activities was $1.8 million and $2.8 million in last year's quarter and this year's quarter, respectively. During the quarter ending September 30, 2000, the Company completed the expansion of its Rye headquarters. In addition, $2.5 million of marketable securities were purchased and $2.5 million of marketable securities were sold during the current quarter. Mobius also provided an additional $281,000 to HAN in short term loan.

         Cash provided by financing activities was $22,000 in last year's quarter and $5,000 in this year's quarter, primarily due to cash received from the exercise of stock options and the employee stock purchase plan.

         In December 1999, Mobius announced its new suite of Internet-based bill and presentment products, from its subsidiary Click-n-Done.com. Click-n-Done.com's products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business' desktop, while preserving the bill or statement issuers total control of their one-to-one relationship with their customer. Mobius' expenses for Click-n-Done.com were approximately $1.8 million in this quarter compared to $750,000 during the last year's quarter. Through June 30, 2000 had not generated any revenue from its Click-n-Done.com products. For the quarter ending September 30, 2000, Mobius recognized $67,000 in revenue from the sale of Click-n-Done product. Mobius anticipates that it will continue to incur additional costs to pursue this consumer focused Internet opportunity.

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

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, the Company will recognize $3.0 million of license revenue over the contract period, and has recognized approximately $1.1 million of maintenance revenue through December 31, 1999. For the three months ended September 30, 1999 and 2000, the Company recognized $157,000 of license revenue and $112,500 respectively and $180,000 and $0 of maintenance revenue, respectively. Future license revenue is expected to be $112,500 each quarter through December 31, 2003. All maintenance revenue has been recognized.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

         Mobius' quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for Mobius' products, introductions of new products and product enhancements by Mobius or its competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions.

         The timing, size and nature of individual license transactions are important factors in Mobius' quarterly operating results. Many of Mobius' license transactions involve large dollar commitments by customers, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that Mobius will be successful in closing large license transactions within the fiscal period in which they are budgeted, if at all.

         Mobius' business has experienced and is expected to continue to experience significant seasonality, with revenues typically peaking primarily in the fourth (June) fiscal quarter and to a lesser extent in the second (December) fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and Mobius' sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above.

         Due to all of the foregoing factors and other factors described below, revenues for any period are subject to significant variation, and Mobius believes that period-to-period comparisons of its operating results are not necessarily meaningful. Such comparisons may not be reliable indicators of future performance.

Technological Change

         The market for Mobius' software is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius' existing products obsolete and unmarketable. Mobius' future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

         To date, a substantial portion of Mobius' revenues have been attributable to the licensing of its ViewDirect and DocumentDirect software and the provision of related maintenance services. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as competition or technological change, could have a material adverse effect on its business, operating results and financial condition.

Competition

         The market for Mobius' products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Quest Software, Inc. and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius' business, operating results and financial condition.

International Sales and Operations

         Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, the Company's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or hire additional qualified personnel who will successfully be able to market its products internationally. Mobius' international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius' future international revenues and, consequently, on its business, operating results and financial condition.

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius' products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which the Company maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this quarterly report on Form 10-Q.

Expansion of Indirect Channels

         To date, sales through indirect sales channels have not been significant although Mobius intends to invest resources to develop these channels. Mobius' ability to achieve revenue growth in the future will be affected by its success in expanding existing and establishing additional relationships with strategic partners. Mobius expects to receive lower unit prices when selling through indirect channels; therefore, if Mobius is successful in selling products through indirect channels, its gross margins as a percentage of revenue will decrease.

Extended Payment Risk

         Terms of sale are a competitive factor in Mobius' markets. Mobius offers extended payment terms to some of its customers, generally three years for server products and five years for client products. The license revenue for these extended payment agreements is recorded at the time of sale as the present value of the contract payments expected over the life of the agreement, net of bundled maintenance fees. Interest income from these agreements is recognized over the term of the financing based on the discount rate used by the Company to determine present value. Although Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on Mobius' business, operating results and financial condition.

Protection of Intellectual Property

         Mobius' success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no patents covering any aspect of its software products and it has one patent application pending. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius' proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

         Mobius' products are generally provided to customers in object code format only. However, Mobius enters into arrangements with its customers that releases the source code to the customer upon the occurrence of certain events, such as bankruptcy or insolvency of Mobius or certain material breaches of the license agreement by Mobius. In the event of any release of the source code pursuant to these arrangements, the customer's license is generally limited to use of the source code to maintain, support and configure its software products. Notwithstanding such provision, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse of its intellectual property.

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

Risk of Product Defects; Product Liability

         Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. Mobius could in the future lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in the Company's software. Although Mobius' business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius' reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results and financial condition.

      Mobius' license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in its license agreements may not be effective under the laws of certain jurisdictions. Although Mobius has not experienced any product liability claims to date, the sale and support of products by Mobius may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. Mobius does not maintain product liability insurance. A successful product liability claim brought against Mobius could have a material adverse effect on its business, operating results and financial condition.

Management of Growth; Dependence on Senior Management and Other Key Employees

         Mobius' ability to effectively manage its future growth, if any, will require it to continue to improve the Company's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results and financial condition would be materially adversely affected.

      Mobius' success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius' business, operating results and financial condition.

Click-n-Done.com Related Factors

         On December 9, 1999, Mobius announced the formation of a new subsidiary called Click-n-Done.com and its intended release of a new consumer and business-focused suite of Internet-based bill presentment and payment systems. Click-n-Done.com's products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business desktop, while preserving the bill or statement issuer's control of their one-to-one relationship with their customer. Mobius' expenses for Click-n-Done.com were approximately $1.8 million in this quarter. Mobius anticipates that it will continue to incur additional costs related to this business for at least the next year. The following factors may affect Click-n-Done.com's future performance, and as a result, the future performance of Mobius on a consolidated basis.

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

Mobius Has Incurred Significant Expenses for Click-n-Done.com and Mobius Expects These Expenses to Continue in the Foreseeable Future.

         Mobius has incurred significant expenses relating to Click-n-Done.com since Click-n-Done.com's inception and anticipates that it will continue to incur additional expenses for Click-n-Done.com's sales and marketing, technology, customer support and personnel for the foreseeable future. Mobius cannot assure you that Click-n-Done.com will achieve or sustain revenue or profitability on either a quarterly or an annual basis.

Click-n-Done.com May Need Additional Funds Which, if Available, Could Result in Dilution of Mobius' Equity Interest in Click-n-Done.com or an Increase in Click-n-Done.com's Interest Expense. If These Funds Are Not Available, Click-n-Done.com's Business Could Be Hurt.

         To date, Mobius has provided the working capital for Click-n-Done.com's operations. Click-n-Done.com may need to raise additional funds through public or private debt or equity financing in order to:

o        fully implement its business model;
o take advantage of unanticipated opportunities or acquisitions of complementary assets, technologies or businesses;
o        develop new products; or
o        respond to competitive pressures.

         If additional funds become necessary, additional financing may not be available on terms favorable to Click-n-Done.com, or available at all. If adequate funds are not available or are not available on acceptable terms when needed, Click-n-Done.com's business could be hurt. If additional funds are raised through the issuance of equity securities, Mobius' percentage ownership in Click-n-Done.com may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of Mobius. If additional funds are raised through the issuance of debt securities, these securities would have some rights, preferences and privileges senior to those of Mobius, and the terms of this debt could impose restrictions on Click-n-Done.com's operations and result in significant interest expense.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius' investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At September 30, 2000, Mobius primarily held debt securities.

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

Item 2 - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) On April 27, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47117) with respect to the Company's initial public offering. To date, of the $33.0 million of proceeds from the offering the Company has used approximately $3.0 million for working capital and capital expenditures. The remaining proceeds are currently invested in cash and short term, investment grade, interest bearing securities.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.                             Description
  ---                             -----------

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

Date:  November 14, 2000

                                       MOBIUS MANAGEMENT SYSTEMS, INC.

                                       By: /s/ Dave Gordon
                                          ----------------------------------
                                          Dave Gordon
                                          Assistant Secretary,
                                          Chief Financial Officer and
                                          Assistant Treasurer (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
  No.                    Description                                  Page no.
  ---                    -----------                                  --------

3.1*     --   Form of Second Amended and Restated Certificate of
              Incorporation of the Registrant.
3.2*     --   Form of Amended and Restated By-Laws of the Registrant.
4.1*     --   Specimen certificate representing the Common Stock
27       --   Financial Data Schedule (EDGAR only)



* Filed as an exhibit to Mobius' Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.