Form 10-Q
period 2000-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2001-02-14
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
             THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2000

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

Number of shares outstanding of the issuer's common stock as of February 7, 2001

                 Class                          Number of Shares Outstanding

  Common Stock, par value $0.0001 per share                18,260,913

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                                      INDEX

PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    June 30, 2000 and December 31, 2000

                  Consolidated Statements of Operations
                    Three and six months ended December 31, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity
                    Six months ended December 31, 2000

                  Consolidated Statements of Cash Flows
                    Six months ended December 31, 1999 and 2000

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

              (in thousands, except share data and per share data)


                                                                   June 30,        December 31,
                                                                     2000             2000
                                                                                   (Unaudited)
                                                                   --------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $ 21,380         $24,590
     Marketable securities, at market                                10,287           8,805
     Accounts receivable, net of allowance for doubtful
         accounts of $1,084 and $1,269, respectively                 14,857          14,523
     Software license installments, current portion                   9,836           8,520
     Other current assets                                             3,804           3,457
                                                                    -------         -------
              Total current assets                                   60,164          59,895

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $643
     and $684, respectively                                           7,992           6,165
Investments                                                             531             500
Property and equipment, net                                           9,295          10,340
Other assets                                                            411             389
                                                                   --------        --------

              Total assets                                         $ 78,393        $ 77,289
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $ 15,046        $ 14,871
     Deferred revenue                                                16,488          17,649
     Deferred income taxes                                            2,570           2,431
                                                                   --------        --------
              Total current liabilities                              34,104          34,951
                                                                   --------        --------

Deferred revenue                                                      2,374           1,662
Deferred income taxes                                                 1,324             736
                                                                   --------        --------
              Total liabilities                                      37,802          37,349
                                                                   --------        --------


Stockholders' equity:
     Common  stock  $.0001  par  value;  authorized
     40,000,000  shares;  issued 22,218,473 and
     22,465,686 shares, respectively; outstanding
     18,114,000 and 18,350,213 shares, respectively                       2               2
     Additional paid-in capital                                      48,831          49,467
     Retained earnings                                                4,601           3,270
     Deferred stock compensation                                       (445)           (264)
     Accumulated other comprehensive income                            (313)           (413)
     Treasury stock, at cost, 4,104,473
         and 4,115,473 shares, respectively                         (12,085)        (12,122)
                                                                   --------        --------
              Total stockholders' equity                             40,591          39,940
                                                                   --------        --------

Total liabilities and stockholders' equity                         $ 78,393        $ 77,289
                                                                   ========        ========

See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Unaudited, in thousands, except per share data)


                                                              Three months ended               Six months ended
                                                                 December 31,                     December 31,
                                                            1999              2000             1999           2000
                                                            ----              ----             ----           ----

Revenues:
  Software license revenues                               $ 7,256           $10,479          $13,686        $20,885
  Maintenance and other revenues                            7,089             8,625           14,042         16,749
                                                          -------           -------          -------        -------
    Total revenues                                         14,345            19,104           27,728         37,634
Cost of revenues:
  Software license revenues                                   305               326              490            743
  Maintenance and other revenues                            1,340             1,404            2,974          2,965
                                                          -------           -------          -------        -------
    Total costs of revenues                                 1,645             1,730            3,464          3,708

Gross profit                                               12,700            17,374           24,264         33,926

Operating expenses:
  Sales and marketing                                      10,102            11,764           19,970         23,446
  Research and development                                  3,281             3,953            6,272          8,283
  General and administrative                                2,982             2,531            5,952          5,113
                                                          -------           -------          -------        -------
    Total operating expenses                               16,365            18,248           32,194         36,842

Loss from operations                                       (3,665)             (874)          (7,930)        (2,916)

License and other interest income                             759               748            1,485          1,444
Interest expense                                               (1)               --               (2)            (3)
Foreign currency transaction gains                              2                 2               48              6
Other income                                                   --                67               --             67
Investment impairment                                        (821)               --           (1,412)          (218)
                                                           -------           -------         --------       --------
Loss before income taxes                                   (3,726)              (57)          (7,811)        (1,620)

Provision (benefit) from income taxes                      (1,202)              195           (2,444)          (289)
                                                           -------           -------         --------       --------

Net Loss                                                  $(2,524)           $ (252)         $(5,367)       $(1,331)
                                                          ========           =======         ========       ========

Basic loss per share                                       $ (0.14)          $(0.01)          $ (0.30)      $ (0.07)
Basic weighted average shares outstanding
                                                            17,963           18,272            17,940        18,195

Diluted loss per share                                     $ (0.14)          $(0.01)          $ (0.30)      $ (0.07)
Diluted weighted average shares outstanding
                                                            17,963           18,272            17,940        18,195

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Unaudited, in thousands)


                                                                                      Accumulated

                                                                                         Other                           Total
                                      Common Stock  Additional                       Comprehensive   Treasury Stock   Stocknolders'
                                      ------------   Paid-in   Retained   Deferred      Loss,        --------------     (Deficit)
                                  Shares    Amount   Capital   Earnings Compensation   net of tax   Shares    Amount      Equity
                                  -------------------------------------------------------------------------------------------------

Balance at June 30, 2000          18,114   $ 2       $48,831    $4,601      $(445)       $(313)      4,104  $(12,085)    $40,591
Net loss                               -     -            -     (1,331)         -            -           -         -      (1,331)
Change in other comprehensive
  loss, net of tax                   -     -            -         -             -         (100)          -         -        (100)
                                                                                                                          ------
Comprehensive loss                     -     -            -         -           -            -           -         -      (1,431)
Stock options exercised                8     -           14         -           -            -           -         -          14
Stock purchase plan shares issued    239     -          622         -           -            -           -         -         622
Stock repurchase program             (11)    -            -         -           -            -          11       (37)        (37)
Change in deferred compensation        -     -            -         -         181            -           -         -         181
                                  ---------------------------------------------------- -------------------- -----------------------
Balance at December 31, 2000      18,350   $ 2      $ 49,467    $3,270      $(264)        $(413)     4,115  $(12,122)    $39,940
                                  ==================================================== ==================== =======================


See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited, in thousands)


                                                                 Six Months Ended
                                                                  December 31,

                                                                   1999         2000
                                                                   ----         ----


Cash flows provided by operating activities:

Net loss                                                        $ (5,367)     $ (1,331)
                                                                --------      --------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Deferred income taxes                                            (926)         (727)
   Depreciation and amortization                                   1,197         1,994
   Stock compensation expense                                        333           181
   Impairment of investment                                        1,412           218
Loss on disposal of fixed assets                                      --            20
   Other                                                              --           (67)
Change in operating assets and liabilities:

     Accounts receivable, net                                      5,418           334
     Software license installments                                 2,690         3,143
     Other assets                                                    486           554
     Accounts payable and accrued expenses                        (2,693)         (200)
  Deferred revenue                                                    78           449
                                                                 -------       -------
         Total adjustments                                         7,995         5,899
                                                                 -------       -------
         Net cash provided by operating activities                 2,628         4,568
                                                                 -------       -------
Cash flows (used in) provided by investing activities:

   Purchase of marketable securities                                (500)       (9,787)
   Purchase of investment                                             --          (375)
   Sale of marketable securities                                      --        11,444
   Sale of fixed assets                                               --            51
   Capital expenditures                                           (3,589)       (3,110)
                                                                 -------       --------
         Net cash used in investing activities                    (4,089)       (1,777)
                                                                 -------       --------
Cash flows (used in) provided by financing activities:

     Cash received from exercise of stock options                     52            12
     Cash received from employee stock purchase                      168           619
     Cash used for stock repurchase program                           --           (37)
     Payments on capital lease obligations                           (31)           --
                                                                 -------       -------
         Net cash provided by financing activities                   189           594
                                                                 -------       -------
Effect of exchange rate changes on
   cash and cash equivalents                                         244          (175)
                                                                 --------      -------
Net change in cash and cash equivalents                           (1,028)        3,210
Cash and cash equivalents at beginning
   of period                                                      33,546        21,380
                                                                 -------       -------
Cash and cash equivalents at end of period                       $32,518       $24,590
                                                                 =======       =======
Supplemental  disclosure of cash flow  information:

Cash paid during the period for:
     Interest                                                    $     2       $     3
     Income taxes                                                $     -       $     -


See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 2000 and December 31, 2000 and for the three and six month periods ended December 31, 1999 and 2000, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

Revenues, expenses, assets and liabilities vary during the year and GAAP requires Mobius to make estimates and assumptions in preparing the interim financial statements. Mobius has made their best effort in establishing good faith estimates and assumptions, however, actual results may differ.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                            Three Months Ended December 31,

                                                    1999                                          2000
                                -------------- --------------- -----------    -------------- --------------- -----------
                                   Net Loss        Shares      Per Share        Net Loss        Shares       Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic loss per share:
Net loss                          $(2,524)                                       $(252)
                                  ========                                       ======
Weighted average shares

 outstanding                                       17,963                                        18,272

Basic loss per share                                            $(0.14)                                       $(0.01)
                                                                =======                                       =======
Diluted loss per share:
Net loss                          $(2,524)                                       $(252)
                                  ========                                       ======
Dilutive effect of

 stock options                                          -                                             -
                                                   ------                                        ------
Diluted loss per share                             17,963       $(0.14)                          18,272       $(0.01)
                                                   ======       =======                          ======       =======




                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                    1999                                          2000
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss        Shares      Per Share         Net Loss        Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic loss per share:
Net loss                          $(5,367)                                      $(1,331)
                                  ========                                      ========
Weighted average shares

 outstanding                                       17,940                                        18,195

Basic loss per share                                            $(0.30)                                       $(0.07)
                                                                =======                                       =======
Diluted loss per share:
Net loss                          $(5,367)                                      $(1,331)
                                  ========                                      ========
Dilutive effect of

 stock options                                          -                                             -
                                                   ------                                        ------
Diluted loss per share                             17,940       $(0.30)                          18,195       $(0.07)
                                                   ======       =======                          ======       =======

     Outstanding stock options, representing an aggregate of 3,285,352 and 3,134,359 shares of common stock equivalents, are antidilutive for the three and six months ended December 31, 1999 and 2000, respectively.


(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were insignificant realized gains and losses for the three and six months ended December 31, 2000. As of June 30, 2000 and December 31, 2000, the unamortized investment premium and unrealized holding gains and losses were insignificant.

(4)  Software License Installments

         Mobius offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 3 to 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the license contract.

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                         June 30,  December 31,
                                                           2000       2000
                                                         -------   -----------

      Furniture, fixtures and office equipment           $ 1,089    $ 1,136
      Computer equipment                                  12,349     13,202
      Leasehold improvements                               1,542      4,652
      Construction in progress                             1,062         --
                                                          ------     ------
                                                          16,042     18,990
      Less accumulated depreciation and amortization      (6,747)    (8,650)
                                                          ------    -------
      Property and equipment, net                         $9,295    $10,340
                                                          ======    =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $530,000 and $1.0 million for the quarters ended December 31, 1999 and 2000, respectively and $1.2 million and $2.0 million for the six months ended December 31, 1999 and 2000, respectively. At June 30, 2000 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $120,000. The equipment under capital lease was sold during the second quarter of fiscal 2001.

(6)      Non-Current Investments

         In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first six months of fiscal 2001, Mobius provided an additional $375,000 to HAN as short term loans.

         As of December 31, 2000, Mobius held a minority ownership position, which, if the preferred stock were converted to common stock, would be less than 5%. Mobius did not sit on the Board of Directors, nor influence the day to day operations of HAN.

         Mobius regularly reviewed the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. For periods through September 30, 2000, Mobius concluded that an other than temporary impairment loss occurred based on the amount of cash consumed by HAN and the fact that there was no equity below the Mobius financing rounds and there was no obligation for any of the investors to provide additional capital.

     Impairment losses have been recorded in connection with this investment aggregating $821,000 and $0 for the quarters ended December 31, 1999 and 2000, respectively and $1.4 million and $218,000 for the six months ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets. See Note 13, "Subsequent Events" for further information regarding HAN.

         In January 2000, Mobius made a strategic investment of $500,000 in Flooz.com, a startup Internet company. Flooz is online gift currency that can be sent to a recipient over the Internet. The flooz gift currency can be redeemed by the recipient at Flooz.com participating merchants. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering. Mobius holds a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of Flooz.com. The Chief Executive Officer of Flooz.com is a member of the Board of Directors of Mobius.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At December 31, 2000, the investment is carried at its original cost of $500,000 within investments.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                  June 30,     December 31,
                                                    2000           2000
                                                  -------      -----------

         Accounts payable                         $ 2,563         $1,922
         Compensation and related benefits          6,569          6,851
         Royalties payable                          1,168          1,158
         Other                                      4,746          4,940
                                                  -------        -------
                                                  $15,046        $14,871
                                                  =======        =======
(8)  Common Stock

         In December 2000, the Board of Directors authorized a stock repurchase program under which Mobius may repurchase up to 1,000,000 shares of Mobius's outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares. As of December 31, 2000, 11,000 shares at an approximate cost of $37,000 were repurchased and are held in treasury stock.

(9)  Stock Incentive Plan

         In January, February and March 1998 Mobius granted 350,000; 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. Mobius subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for Mobius's initial public offering ("IPO") in April 1998. As a result, Mobius recognized compensation expense as follows (in thousands):

                                    Three Months ended   Six Months ended
                                       December 31,         December 31,
                                      1999     2000       1999       2000
                                      ----     ----       ----       ----
Sales and marketing                   $126      $66       $251       $131
Research and development                33       20         66         40
General and administrative               8        5         16         10
                                     ---------------     ----------------
Total                                 $167      $91       $333       $181
                                     ================    ================


         Relating to these 1998 option grants, there is approximately $83,000 of expense remaining to be recognized in fiscal 2001 and $134,000 and $37,000 of expense to be recognized in fiscal years 2002 and 2003, respectively. These expenses are subject to adjustments for option holder terminations.

(10)  Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive loss for the quarters ended December 31, 1999 and 2000 is as follows (in thousands):

                                       Three Months ended    Six Months ended
                                           December 31,         December 31,
                                        1999      2000        1999       2000
                                     --------------------  --------------------

Net loss                             $(2,524)   $ (252)    $(5,367)   $(1,331)
Unrealized marketable
   securities gain (loss)                (18)       56         (11)        75
Unrealized translation gain(loss)        (54)       78         262       (175)
                                    --------------------  ---------------------
Comprehensive loss                   $(2,596)   $ (118)    $(5,116)   $(1,431)
                                    ====================  =====================

(11)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, Mobius's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-Tapesaver

         In January 1999, Mobius sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, Mobius will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments, and has recognized approximately $1.1 million of maintenance revenue through December 31, 1999. Mobius recognized license revenue of $322,000, and $150,000 in last year's quarter and this year's quarter, respectively, and Mobius recognized license revenue of $479,000 and $262,500 in the first six months of fiscal 2000 and 2001, respectively. For the three and six months ended December 31, 1999, Mobius recognized $122,000 and $302,000 of maintenance revenue, respectively. No maintenance revenue was recognized in fiscal 2001. Future license revenue is expected to be $112,500 each quarter through December 31, 2003.

 (13)  Subsequent Events

         In  January  2001,   HAN  was  purchased  by  Intelidata   Technologies
("Intelidata"). Under the terms of the purchase agreement, all selling shareholders and note holders including Mobius received Intelidata common stock in exchange for Mobius's HAN preferred stock and HAN loan receivable. Intelidata's common stock is publicly traded, however, the stock exchanged in the transaction is subject to a variety of trading restrictions that extend over 18 months. Mobius will account for this transaction as a non monetary exchange of a cost method investment therefore, the Intelidata common stock will be recorded at its estimated fair value. Mobius is in the process of ascertaining the estimated fair value of the restricted Intelidata stock but does not believe that such value will be less than the remaining carrying value of its HAN investment of $188,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended December 31, 1999 and 2000, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management's Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" below.

         Statements contained in this quarterly report, including without limitation, as set forth under the heading "Forecast" below, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius's goods and services, including budget allocations for new software products especially within larger corporate environments which have traditionally licensed Mobius's products, technological advances and competitive factors in the markets in which Mobius competes, including price competition from products providing similar functionality to Mobius's products as well as competition for experienced, seasoned employees (including retention) to support Mobius's key business operations, ongoing product development and growth, and acceptance and or adoption of Mobius's new internet products or services. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

Overview

         Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius") is a leading provider of software products designed to provide network and Web-based access, presentation and distribution of large volumes of diverse enterprise information. Major financial services, healthcare, manufacturing, retail and telecommunications companies and government entities use Mobius's software to facilitate customer service and other mission-critical functions. Mobius's software products store, retrieve and present computer and non-computer generated documents, such as text, images, video or audio recordings, customer statements, checks, external correspondence and remittance forms. The products can be used by a single department, multiple departments or centrally by an entire enterprise.

Results of Operations

         The following table sets forth certain items from Mobius's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                       Three months ended     Six months ended
                                          December 31,          December 31,
                                         1999      2000       1999       2000
                                       ---------------------------------------
Revenues:
  Software license revenues              50.6%    54.9%       49.4%      55.5%
  Maintenance and other revenues         49.4      45.1       50.6       44.5
                                        -------------------------------------
    Total revenues                      100.0     100.0      100.0      100.0
Cost of revenues:
  Software license revenues               2.1       1.7        1.8        2.0
  Maintenance and other revenues          9.4       7.4       10.7        7.9
                                        -------------------------------------
    Total costs of revenues              11.5       9.1       12.5        9.9

Gross profit                             88.5      90.9       87.5       90.1

Operating expenses:
  Sales and marketing                    70.4      61.6       72.0       62.2
  Research and development               22.9      20.7       22.6       22.0
  General and administrative             20.8      13.2       21.5       13.6
                                        -------------------------------------
    Total operating expenses            114.1      95.5      116.1       97.8

Loss from operations                    (25.6)     (4.6)     (28.6)      (7.7)

License and other interest income         5.3       3.9        5.4        3.8
Foreign currency transaction gains         --        --        0.1         --
Other income                               --       0.4         --        0.2
Investment impairment                    (5.7)       --       (5.1)      (0.6)
                                        -------------------------------------
Loss before income taxes                (26.0)     (0.3)     (28.2)      (4.3)
Provision (benefit) from income taxes    (8.4)      1.0       (8.8)       0.8
                                        -------------------------------------
Net Loss                                (17.6)%    (1.3)%    (19.4)%     (3.5)%
                                        =====================================


         Three Months Ended December 31, 1999 Compared to Three Months
                             Ended December 31, 2000

Revenues.

o Total revenues increased 33.2% from $14.3 million in last year's quarter to $19.1 million this quarter. Domestic revenues increased 25.4% from $12.2 million in last year's quarter to $15.3 million this quarter. International revenues increased 80.9% from $2.1 million in last year's quarter to $3.8 million this quarter. Mobius believes that Year 2000 (Y2K) issues significantly affected the purchasing patterns of its customers and potential customers during the quarter ended December 31, 1999. Mobius believes many companies expended significant resources to correct or modify their software systems to be Year 2000 compliant and these expenditures reduced funds available to purchase software products such as those that Mobius offers. For the quarter ending December 31, 2000, Mobius believes that although the software marketplace remains turbulent, the market for Mobius's products may be returning to its pre Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

o Software license revenues increased 44.4% from $7.3 million in last year's quarter to $10.5 million this quarter. This increase was primarily attributable to sales of more licenses for Mobius's products to new and existing customers.

o Maintenance and other revenues increased 21.7% from $7.0 million in last year's quarter to $8.6 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius. Other revenues for both quarters were not significant.

Costs of Revenues.


o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 6.9% from $305,000 in last year's quarter to $326,000 this quarter, representing 4.2% and 3.1% respectively, of software license revenues in those quarters. The costs of software license revenue as a percentage of software license revenues decreased from last year's quarter to this quarter primarily due to increased license revenue sales.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues were $1.3 million in last year's quarter and $1.4 million in this year's quarter, representing 18.9% and 16.3% respectively, of maintenance and other revenues in those quarters. The decrease in this quarter's costs as a percentage of maintenance and other revenues was primarily attributable to cost savings strategies implemented in Mobius's international support departments.

 Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, and advertising. These expenses increased 16.5% from $10.1 million in last year's quarter to $11.8 million this quarter, representing 70.4% and 61.6%, respectively, of total revenues in those quarters. Sales and marketing expenses have increased primarily because Mobius paid more commissions and bonuses for selling more software licenses and Mobius hired additional marketing personnel. This quarter's sales and marketing expenses as a percentage of revenues decreased from last year's quarter primarily due to increases in total revenues.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 20.5% from $3.3 million in last year's quarter to $4.0 million this quarter, representing 22.9% and 20.7%, respectively, of total revenues in those quarters. The increases in research and development expenses was primarily attributable to increased staffing and personnel-related costs.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 15.1% from $3.0 million in last year's quarter to $2.5 million this quarter, representing 20.8% and 13.2%, respectively, of total revenues in those quarters. The decrease was attributable to the elimination of Click-n-Done's administration department, implementation of administrative cost savings strategies and completion of special projects, offset by increased depreciation for capitalized infrastructure projects.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $759,000 and $748,000 in last year's quarter and this quarter, respectively. During both quarters interest expense and foreign currency transaction gains were insignificant.

         Provision for Income Taxes. The tax benefit for income taxes was $1.2 million in last year's quarter compared to a tax provision of $195,000 in this quarter. The effective (benefit) provision for taxes as a percentage of loss before taxes was (32.3)% for last year's quarter and 342.1% this quarter. The effective tax rate for last quarter reflects the statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken from losses in Mobius's foreign subsidiaries. The tax provision in this quarter is derived by domestic taxable income with no tax benefit for certain foreign losses since it is more likely than not that the tax benefit would not be realized.

           Six Months Ended December 31, 1999 Compared to Six Months
                            Ended December 31, 2000

Revenues.

o Total revenues increased 35.7% from $27.7 million in the first six months of fiscal 2000 to $37.6 million in the first six months of fiscal 2001. Domestic revenues increased 33.0% from $22.7 million in the first six months of fiscal 2000 to $30.2 million in the first six months of fiscal 2001. International revenues increased 48.0% from $5.0 million in the first six months of fiscal 2000 to $7.4 million in the first six months of fiscal 2001. Mobius believes that Year 2000 (Y2K) issues significantly affected the purchasing patterns of its customers and potential customers during the first six months of fiscal 2000. Mobius believes many companies expended significant resources to correct or modify their software systems to be Year 2000 compliant and these expenditures reduced funds available to purchase software products such as those that Mobius offers. Mobius believes that although the software marketplace remains turbulent during the first six months of fiscal 2001, the market for Mobius's products may be returning to its pre Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

o Software license revenues increased 52.6% from $13.7 million in the first six months of fiscal 2000 to $20.9 million in the first six months of fiscal 2001. This increase was primarily attributable to sales of more licenses for Mobius's products to new and existing customers.

o Maintenance and other revenues increased 19.3% from $14.0 million in the first six months of fiscal 2000 to $16.7 million in the first six months of fiscal 2001. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius. Other revenues in the first six months of fiscal 2000 and 2001 were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 51.6% from $490,000 in the first six months of fiscal 2000 to $743,000 in the first six months of fiscal 2001, representing 3.6% of software license revenues in the first six months of both fiscal years. The costs of software license revenues increased proportionally with the increase in license revenues.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues was $3.0 million in the first six months of fiscal 2000 and 2001, representing 21.2% and 17.7% respectively, of maintenance and other revenues in those six month periods. The decrease in the first six months of fiscal 2001 as a percentage of maintenance and other revenues was primarily attributable to cost savings strategies implemented in Mobius's international support departments.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 17.4% from $20.0 million in the first six months of fiscal 2000 to $23.4 million in the first six months of fiscal 2001, representing 72.0% and 62.2%, respectively, of total revenues in those six month periods. Sales and marketing expenses have increased primarily because Mobius paid more commissions and bonuses for selling more software licenses, Mobius hired additional marketing personnel and an increase in depreciation for capitalized infrastructure projects. These increased costs were offset by a decrease in sales salary costs. The first six months of fiscal 2001's sales and marketing expenses as a percentage of revenues decreased from last year's quarter primarily due an increase in total revenues.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 32.1% from $6.3 million in the first six months of fiscal 2000 to $8.3 million in the first six months of fiscal 2001, representing 22.6% and 22.0%, respectively, of total revenues in those six month periods. The increases in research and development expenses was primarily attributable to increased staffing and personnel-related costs.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 14.1% from $6.0 million in the first six months of fiscal 2000 to $5.1 million in the first six months of fiscal 2001, representing 21.5% and 13.6%, respectively, of total revenues in those six month periods. The decrease was attributable to decreased bonuses, completion of special projects, implementation of administrative cost savings strategies and the elimination of Click-n-Done's administration department, offset by increased depreciation for capitalized infrastructure projects.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $1.5 million and $1.4 million in the first six months of fiscal 2000 and 2001, respectively. During both six month periods interest expense and foreign currency transaction gains were insignificant.

         Provision for Income Taxes. The tax benefit for income taxes was $2.4 million and $289,000 in the first six months of fiscal 2000 and 2001, respectively. The effective benefit for taxes as a percentage of loss before taxes was 31.3% and 17.8% for the first six months of fiscal 2000 and 2001, respectively. The effective tax rate for both six month periods reflect the statutory tax benefit for the year to date loss in the United States offset by limitations on the tax benefit which can be taken from losses in Mobius's foreign subsidiaries.

Investment in Home Account Network

         In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans, which were converted to preferred stock in May 2000. In first six months of fiscal 2001, Mobius provided an additional $375,000 in short term loans to HAN. After this round of financing, Mobius had made investments in HAN totaling $2,626,000. There are several reasons for the investing in HAN. First, Mobius believed that HAN had experienced management and a significant market opportunity in a related industry sector. Second, Mobius believed that, if the venture was successful, it would provide substantial return to Mobius shareholders.

         In  January  2001,   HAN  was  purchased  by  Intelidata   Technologies
("Intelidata"). Under the terms of the purchase agreement, all selling shareholders and note holders including Mobius received Intelidata common stock in exchange for their HAN preferred stock and HAN loan receivable. Intelidata's common stock is publicly traded, however, the stock exchanged in the transaction is subject to a variety of trading restrictions that extend over 18 months. Mobius will account for this transaction as a non monetary exchange of a cost method investment therefore the Intelidata common stock will be recorded at its estimated fair value. Mobius is in the process of ascertaining the estimated fair value of the restricted Intelidata stock but does not believe that such value will be less than the remaining carrying value of its HAN investment.

         Mobius held a minority ownership position, which, if the preferred stock was converted to common stock, would be less than 5%. Mobius did not sit on the Board of Directors, nor influence the day to day operations of HAN.

         Mobius regularly reviewed the assumptions underlying the operating performance and cash flow forecasts of HAN to assess the investment's recoverability. For periods through September 30, 2000, Mobius concluded that an other than temporary impairment loss occurred based on the amount of cash consumed since (1) HAN had consumed most of the cash provided (2) there was no equity below those financing rounds and (3) there is no obligation for any of the investors to provide additional capital. Based on those factors, Mobius concluded that the investment had been impaired and that the impairment was other than temporary. For six months ended December 31, 2000, Mobius recorded a $218,000 impairment loss in connection with this investment. At December 31, 2000, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets.

Forecast

      Mobius believes that although the software marketplace remains turbulent, the market may be returning to its pre-Y2K conditions and accordingly, Mobius's total revenue growth in fiscal 2001 may be starting to return to the growth rates achieved prior to the impact of Y2K. If in fact the software markets continue on their recovery trend and return to pre-Y2K conditions, Mobius believes that its fiscal year 2001 total revenue will be between $76.5 million and $79.0 million, or a per diluted share loss between ($0.12) and ($0.05), as compared to its fiscal year 2000 total revenue of $60.2 million or per diluted share loss of ($0.66).

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, Mobius completed its initial public offering, which generated net proceeds of $33.0 million. As of December 31, 2000, Mobius had cash and cash equivalents of $24.6 million, an increase of $3.2 million from the $21.4 million held at June 30, 2000. In addition, Mobius's marketable securities decreased $1.5 million from $10.3 million as of June 30, 2000 to $8.8 million as of December 31, 2000.

         Net cash provided by operating activities was $2.6 million in the first six months of fiscal 2000 and $4.6 million in the first six months of fiscal 2001. The primary reason for the increase in Mobius's cash during the first six months of fiscal 2001 was a decrease in software license installments. Net software license installments decreased 17.6% from $17.8 million at June 30, 2000 to $14.7 million at December 31, 2000.

         Software license installment and accounts receivable reserves have increased 13.1% from $1.7 million at June 30, 2000 to $2.0 million at December 31, 2000. The increase in these reserves is attributable to management's overall assessment of the collectability of specific accounts.

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings being recognized. In addition, Mobius has a small reserve for current receivables that is based upon Mobius's historical collection experience. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on such information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 2000 and December 31, 2000 approximately 78% and 80%, respectively, of the total accounts receivable reserve balances related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves are determined as a percentage of software license installments and identifying problem accounts. At June 30, 2000 and December 31, 2000, software license installments were approximately $18.5 million and $15.4 million of which 81% and 69% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius's products.

         Cash used in investing activities was $4.1 million and $1.8 million in first six months of fiscal 2000 and 2001, respectively. During the first six months of fiscal 2001, Mobius completed the expansion of its Rye headquarters and purchased $9.8 million of marketable securities. These uses of cash were offset by the sale of $11.4 million of marketable securities during the first six months of fiscal 2001. Mobius also provided an additional $375,000 to HAN in short term loans.

         Cash provided by financing activities was $189,000 in first six months of fiscal 2000 and $594,000 in the first six months of fiscal 2001. In the first six months of fiscal 2001, the cash provided by financing activities is primarily due to cash received from the sale of shares through the employee stock purchase plan.

         In  December  1999,  Mobius  announced  Click-n-Done,  its new suite of
Internet-based bill and presentment products. The Click-n-Done products are being designed to seamlessly and securely retrieve, consolidate, and archive bills and statements on a consumer or business' desktop, while preserving the bill or statement issuers total control of their one-to-one relationship with their customer. Mobius's expenses for Click-n-Done were approximately $1.5 million and $1.4 million in last year's quarter and this year's quarter, respectively, and $2.2 million and $3.0 million in the first six months of fiscal 2000 and 2001, respectively. During the first six months of fiscal 2000 and 2001, there an insignificant amount of revenue generated from Click-n-Done products. Mobius anticipates that it will continue to incur additional costs to develop these consumer focused Internet products.

         Mobius believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet Mobius's capital requirements for at least 12 months. In compliance with the lease of Mobius's corporate headquarters in Rye, NY, the landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

         In January 1999, Mobius sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, Mobius will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments, and has recognized approximately $1.1 million of maintenance revenue through December 31, 1999. Mobius recognized license revenue of $322,000, and $150,000 in last year's quarter and this year's quarter, respectively, and Mobius recognized license revenue of $479,000 and $262,500 in the first six months of fiscal 2000 and 2001, respectively. For the three and six months ended December 31, 1999, Mobius recognized $122,000 and $302,000 of maintenance revenue, respectively. No maintenance revenue was recognized in fiscal 2001. Future license revenue is expected to be $112,500 each quarter through December 31, 2003.

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

         Due to all of the foregoing factors and other factors described below, revenues for any period are subject to significant variation, and Mobius believes that period-to-period comparisons of its operating results are not necessarily meaningful and may not be reliable indicators of future performance.

Technological Change

         The market for Mobius's software is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as web based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

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

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., Quest Software, Inc. and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on Mobius's business, operating results and financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results and financial condition.

International Sales and Operations

         Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or hire additional qualified personnel who will successfully be able to market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results and financial condition.

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this quarterly report on Form 10-Q.

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

Extended Payment Risk

         Terms of sale are a competitive factor in Mobius's markets. Mobius offers extended payment terms to some of its customers, generally three years for server products and five years for client products. The license revenue for these extended payment agreements is recorded at the time of sale as the present value of the contract payments expected over the life of the agreement, net of bundled maintenance fees. Interest income from these agreements is recognized over the term of the financing based on the discount rate used by Mobius to determine present value. Although Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on Mobius's business, operating results and financial condition.

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

         Mobius is not aware that any of its products infringe on the proprietary rights of third parties. From time to time, however, third parties may claim infringement by Mobius with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Mobius to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Mobius or at all, which could have a material adverse effect on its business, operating results and financial condition.

Dependence on Licensed Technology

         Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on its sales unless and until Mobius can replace the functionality provided by these products. In addition, Mobius is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on its business, operating results and financial condition.

Risk of Product Defects; Product Liability

         Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. Mobius could in the future lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in Mobius's software. Although Mobius's business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius's reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results and financial condition.

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

Management of Growth; Dependence on Senior Management and Other Key Employees

         Mobius's ability to effectively manage its future growth, if any, will require it to continue to improve Mobius's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results and financial condition would be materially adversely affected.

      Mobius's success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results and financial condition.

If Widespread Internet Adoption Does Not Continue, or If the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed.

         Acceptance of Mobius's internet based products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced e-commerce enabling products and services are subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Mobius's customer base for its internet based products may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers maybe reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, Mobius's business may be harmed.

         To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in, or insufficient availability of, telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively support any growth in Internet usage that may occur, our business may be harmed.

Concerns about Transaction Security on the Internet May Hinder Mobius's Click-n-Done Product Sales.

         A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Click-n-Done's products rely on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Click-n-Done products uses to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Click-n-Done software, which could undermine future Click-n-Done product sales.

The Internet Industry Is Characterized by Rapid Technological Change.

         Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Mobius's future success will depend on its ability to continually improve its internet product offerings and services.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At December 31, 2000, Mobius primarily held debt securities.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  From time to time, Mobius is involved in litigation relating to claims arising out of their operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Mobius's business, operating results and financial condition.

Item 2 - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) On April 27, 1998, the Securities and Exchange Commission declared effective Mobius's Registration Statement on Form S-1 (File No. 333-47117) with respect to Mobius's initial public offering. To date, of the $33.0 million of proceeds from the offering Mobius has used approximately $3.0 million for working capital and capital expenditures. The remaining proceeds are currently invested in cash and short term, investment grade, interest bearing securities.

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


* Filed as an exhibit to Mobius's Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)      Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2001

                            MOBIUS MANAGEMENT SYSTEMS, INC.


                            By:     /s/ David Gordon
                                    David Gordon
                                    Assistant Secretary, Interim Chief
                                    Financial Officer and Assistant Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
  No.                    Description


3.1*      Form of Second Amended and Restated Certificate of
            Incorporation of the Registrant.
3.2*      Form of Amended and Restated By-Laws of the Registrant.
4.1*      Specimen certificate representing the Common Stock



* Filed as an exhibit to Mobius's Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.