Form 10-Q
period 2001-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2001-05-15
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filingrequirements for the past 90 days.                 YES   |X|      NO    ||


Number of shares outstanding of the issuer's common stock as of May 8, 2001



                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                18,217,413

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 and March 31, 2001

                  Consolidated Statements of Operations
                  Three and nine months ended March 31, 2000 and 2001

                  Consolidated Statements of Stockholders' Equity
                  Nine months ended March 31, 2001

                  Consolidated Statements of Cash Flows
                  Nine months ended March 31, 2000 and 2001

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


         Item 3.  Defaults Upon Senior Securities


         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)



                                                                     March 31,
                                                          June 30,     2001
                                                            2000    (Unaudited)
                                                          --------  -----------

ASSETS

Current assets:
     Cash and cash equivalents ..........................$ 21,380    $ 27,209
     Marketable securities, at market ...................  10,287       9,534
     Accounts receivable, net of allowance for doubtful
         accounts of $1,084 and $975, respectively ......  14,857      10,894
     Software license installments, current portion .....   9,836       8,350
     Other current assets ...............................   3,804       2,323
                                                         --------    --------
              Total current assets ......................  60,164      58,310

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $643
     and $599, respectively .............................   7,992       5,097
Investments .............................................     531          --
Property and equipment, net .............................   9,295       9,798
Deferred income taxes, non-current ......................      --         609
Other assets ............................................     411         540
                                                         --------    --------

              Total assets ..............................$ 78,393    $ 74,354
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ..............$ 15,046      15,199
     Deferred revenue ...................................  16,488      17,078
     Deferred income taxes ..............................   2,570       2,854
                                                         --------    --------
              Total current liabilities .................  34,104      35,131
                                                         --------    --------

Deferred revenue, non-current ...........................   2,374       1,388
Deferred income taxes, non-current ......................   1,324        --
                                                                     --------
              Total liabilities .........................  37,802      36,519
                                                         --------    --------


Stockholders' equity:
     Common stock $.0001 par value; authorized
         40,000,000 shares; issued 22,218,473 and
         22,473,186 shares, respectively; outstanding
         18,114,000 and 18,236,413 shares, respectively .       2           2
     Additional paid-in capital .........................  48,831      49,613
     Retained earnings ..................................   4,601       1,819
     Deferred stock compensation ........................    (445)       (208)
     Accumulated other comprehensive income .............    (313)       (805)
     Treasury stock, at cost, 4,104,473
         and 4,236,773 shares, respectively ............. (12,085)    (12,586)
                                                         --------    --------
              Total stockholders' equity ................  40,591      37,835
                                                         --------    --------

Total liabilities and stockholders' equity ..............$ 78,393    $ 74,354
                                                         ========    ========


                See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                        Three months ended    Nine months ended
                                             March 31,             March 31,
                                         2000      2001        2000       2001
                                       --------  --------    --------  --------

  Software license revenues .......... $  6,522  $  7,719    $ 20,208  $ 28,605
  Maintenance and other revenues .....    7,478     8,931      21,520    25,680
                                       --------  --------    --------  --------
    Total revenues ...................   14,000    16,650      41,728    54,285
Cost of revenues:
  Software license revenues ..........      109       122         599       865
  Maintenance and other revenues .....    1,497     1,526       4,471     4,492
                                       --------  --------    --------  --------
    Total costs of revenues ..........    1,606     1,648       5,070     5,357

Gross profit .........................   12,394    15,002      36,658    48,928

Operating expenses:
  Sales and marketing ................   11,388    10,616      31,358    34,062
  Research and development ...........    4,134     4,109      10,406    12,392
  General and administrative .........    3,033     2,732       8,985     7,844
                                       --------  --------    --------  --------
    Total operating expenses .........   18,555    17,457      50,749    54,298

Loss from operations .................   (6,161)   (2,455)    (14,091)   (5,370)

License and other interest income ....      717       650       2,202     2,092
Interest expense .....................       (1)       (2)         (3)       (4)
Foreign currency transaction gains ...       (8)       90          40        97
Other income .........................       --        32          --        99
Investment impairment ................     (527)     (500)     (1,939)     (718)
                                       --------  --------    --------  --------
Loss before income taxes .............   (5,980)   (2,185)    (13,791)   (3,804)

Provision (benefit) from income taxes    (1,875)     (734)     (4,319)   (1,022)
                                       --------  --------    --------  --------

Net Loss ............................. $ (4,105) $ (1,451)   $ (9,472) $ (2,782)
                                       ========  ========    ========  ========

Basic and diluted loss per share ..... $  (0.23) $  (0.08)   $  (0.53) $  (0.15)

Basic and diluted weighted average
shares outstanding ........              18,007    18,281      17,962    18,234

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)



                                                                                         Accumulated
                                                                                            Other                         Total
                                       Common Stock    Additional                       Comprehensive                 Stockholders'
                                       ------------     Paid-in   Retained   Deferred     Loss, net    Treasury Stock    (Deficit)
                                     Shares    Amount   Capital   Earnings Compensation    of tax     Shares    Amount     Equity
                                     ------    ------   -------   -------- ------------  ----------   ------    ------     ------

Balance at June 30, 2000             18,114   $ 2       $48,831    $4,601      $(445)      $(313)      4,104  $(12,085)    $40,591
Net loss                                  -     -            -     (2,782)         -           -           -        -       (2,782)
Change in other comprehensive loss,
  net of tax                              -     -            -         -           -        (492)          -        -         (492)
                                                                                                                           -------
Comprehensive loss                        -     -            -         -           -           -           -        -       (3,274)
Stock options exercised                   7     -           27         -           -           -           -        -           27
Stock purchase plan shares issued       239     -          755         -           -           -           -        -          755
Stock repurchase program               (132)    -            -         -           -           -         132     (501)        (501)
Change in deferred compensation           -     -            -         -         237           -           -        -          237
                                    -----------------------------------------------------------------------------------------------
Balance at March 31, 2001            18,228   $ 2       $49,613    $1,819      $(208)       $(805)     4,236 $(12,586)     $37,835
                                    ===============================================================================================



     See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                           Nine Months Ended
                                                              March 31,
                                                         2000         2001
                                                       --------     --------

Cash flows provided by operating activities:
Net loss ............................................. $ (9,472)    $ (2,782)
Adjustments to reconcile net loss to net cash
  provided by operating  activities:
   Deferred income taxes .............................   (1,658)      (1,649)
   Depreciation and amortization .....................    1,974        3,099
   Stock compensation expense ........................      446          237
   Investment impairment .............................    1,939          718
Loss on disposal of fixed assets .....................       22           20
   Other .............................................     --            (99)
Change in operating assets and liabilities:
     Accounts receivable, net ........................    4,750        3,963
     Software license installments ...................    5,038        4,381
     Other assets ....................................     (527)       1,738
     Accounts payable and accrued expenses ...........   (1,566)         163
     Deferred revenue ................................     (652)        (396)
                                                       --------     --------
         Total adjustments ...........................    9,766       12,175
                                                       --------     --------
         Net cash provided by operating activities ...      294        9,393
Cash flows (used in) provided by investing activities:
   Purchase of marketable securities .................   (1,000)     (15,734)
   Purchase of investment ............................   (1,063)        (375)
Sale of marketable securities ........................    1,500       16,609
   Sale of fixed assets ..............................       --           51
   Capital expenditures ..............................   (4,649)      (3,667)
  Other investment ...................................       --         (204)
                                                       --------     --------
         Net cash (used in) investing activities .....   (5,212)      (3,320)
Cash flows (used in) provided by financing activities:
     Cash received from exercise of stock options ....       65           24
     Cash received from employee stock purchase ......      169          748
     Cash used for stock repurchase program ..........     --           (501)
     Payments on capital lease obligations ...........      (36)        --
                                                       --------     --------
         Net cash provided by financing activities ...      198          271
Effect of exchange rate changes on
   cash and cash equivalents .........................      169         (515)
                                                       --------     --------
Net change in cash and cash equivalents ..............   (4,551)       5,829
Cash and cash equivalents at beginning
   of period .........................................   33,546       21,380
                                                       --------     --------
Cash and cash equivalents at end of period ........... $ 28,995     $ 27,209
                                                       ========     ========
Supplemental disclosure of cash flow
   information:
   Cash paid (received) during the period for:
     Interest ........................................ $      3     $     4
     Income taxes .................................... $     10     $(1,690)


            See accompanying notes to consolidated financial statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 2000 and March 31, 2001 and for the three and nine month periods ended March 31, 2000 and 2001, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                              Three Months Ended March 31,
                                                    2000                                          2001
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss         Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic loss per share:
Net loss                          $(4,105)                                      $(1,451)
                                  ========                                      ========
Weighted average shares
 outstanding                                       18,007                                       18,281
Basic loss per share                                            $(0.23)                                       $(0.08)
                                                                =======                                       =======
Diluted loss per share:
Net loss                          $(4,105)                                      $(1,451)
                                  ========                                      ========
Dilutive effect of
 stock options                                          -                                            -
                                                   ------                                       ------
Diluted loss per share                             18,007       $(0.23)                         18,281        $(0.08)
                                                   ======       =======                         ======        =======




                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                    2000                                          2001
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss         Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic loss per share:
Net loss                          $(9,472)                                      $(2,782)
                                  ========                                      ========
Weighted average shares
 outstanding                                        17,962                                       18,234
Basic loss per share                                            $(0.53)                                       $(0.15)
                                                                =======                                       =======
Diluted loss per share:
Net loss                          $(9,472)                                      $(2,782)
                                  ========                                      ========
Dilutive effect of
 stock options                                           -                                            -
                                                    ------                                       ------
Diluted loss per share                              17,962      $(0.53)                          18,234       $(0.15)
                                                    ======      =======                          ======       =======


         Outstanding stock options, representing an aggregate of 3,139,556 and 3,218,727 shares of common stock equivalents, are antidilutive for the three and nine months ended March 31, 2000 and 2001, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were insignificant realized gains and losses for the three and nine months ended March 31, 2000 and 2001. As of June 30, 2000 and March 31, 2001, the unamortized investment premium and unrealized holding gains and losses were insignificant.

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

(5)  Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                        June 30,     March 31,
                                                          2000         2001
                                                        -------      --------

   Furniture, fixtures and office equipment              $1,089       $1,562
   Computer equipment                                    12,349       12,568
   Leasehold improvements                                 1,542        4,646
   Construction in progress                               1,062           --
                                                         ------       ------
                                                         16,042       18,776
   Less accumulated depreciation and amortization        (6,747)      (8,978)
                                                         ------       ------
   Property and equipment, net                           $9,295       $9,798
                                                         ======       ======

         Depreciation and amortization expense on property and equipment, including capital leases, was $841,000 and $1.1 million for the quarters ended March 31, 2000 and 2001, respectively and $1.9 million and $3.1 million for the nine months ended March 31, 2000 and 2001, respectively. At June 30, 2000 there was $214,000 of equipment under capital leases included in property and equipment with accumulated depreciation of $135,000. The equipment under capital lease was sold during the second quarter of fiscal 2001.

(6)      Investments

         In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first nine months of fiscal 2001, Mobius provided an additional $375,000 to HAN as short term loans.

         Mobius regularly assessed the recoverability of the HAN investment and had concluded that an other than temporary impairment loss had occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $821,000 and $0 for the quarters ended March 31, 2000 and 2001, respectively and $1.4 million and $218,000 for the nine months ended March 31, 2000 and 2001, respectively.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata Stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of March 31, 2001, Mobius has not received any Intelidata shares.

         As of March 31, 2001, the carrying value of this investment is $188,000 and is included within other current assets. Mobius believes that the carrying value is reasonable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

         In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering. Mobius holds a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of Flooz.com. The Chief Executive Officer of Flooz.com is a member of the Board of Directors of Mobius.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At March 31, 2001, Mobius concluded that an other than temporary impairment loss had occurred based on Flooz.com's recent operating performance and announced reduction in workforce. Accordingly, Mobius recorded an impairment loss of $500,000 in the quarter ended March 31, 2001.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                    June 30,       March 31,
                                                      2000           2001
                                                     ------         -------

         Accounts payable                           $ 2,563         $ 2,311
         Compensation and related benefits            6,569           6,874
         Royalties payable                            1,168           1,004
         Other                                        4,746           5,010
                                                    -------         -------
                                                    $15,046         $15,199
                                                    =======         =======
(8)  Common Stock

         In December 2000, the Board of Directors authorized a stock repurchase program under which Mobius may repurchase up to 1,000,000 shares of Mobius's outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares. As of March 31, 2001, 132,300 shares at an approximate cost of $501,000 were repurchased and are held in treasury stock.


(9)  Stock Incentive Plan

         In January, February and March 1998, Mobius granted 350,000; 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. Mobius subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for Mobius's initial public offering ("IPO") in April 1998. As a result, Mobius recognized compensation expense as follows (in thousands):

                                      Three Months ended     Nine Months ended
                                           March 31,               March 31,
                                       2000      2001          2000      2001
                                       ----      ----          ----      ----

Sales and marketing                    $80       $36           $331      $167
Research and development                26        16             92        56
General and administrative               7         4             23        14
                                  --------------------        ----------------
Total                                 $113       $56           $446      $237
                                  ====================        ================


         There is approximately $27,000 of expense remaining to be recognized in fiscal 2001 relating to these 1998 option grants and $134,000 and $47,000 of expense to be recognized in fiscal years 2002 and 2003, respectively. These expenses are subject to adjustments for option holder terminations.

(10)  Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive loss for the three and nine months ended March 31, 2000 and 2001 is as follows (in thousands):

                                      Three Months ended    Nine Months ended
                                           March 31,            March 31,
                                        2000     2001       2000       2001
                                        ----     ----       ----       ----

Net loss                             $(4,105)  $(1,451)   $(9,472)   $(2,782)
Unrealized marketable securities
  gain (loss)                              7       (52)        (5)        23
Unrealized translation gain(loss)        (94)     (340)       169       (515)
                                     ----------------------------------------
Comprehensive loss                   $(4,192)  $(1,843)   $(9,308)   $(3,274)
                                     ========================================

(11)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, Mobius's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-Tapesaver

         In January 1999, Mobius sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, Mobius will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments, and has recognized approximately $1.1 million of maintenance revenue through March 31, 2000. Mobius recognized license revenue of $82,000, and $112,500 during the three months ended March 31, 2000 and 2001, respectively, and $561,000 and $375,000 during the nine months ended March 31, 2000 and 2001, respectively. Mobius recognized $0 and $302,000 of maintenance revenue in the three and nine months ended March 31, 2000, respectively. No maintenance revenue was recognized in fiscal 2001. Future license revenue is expected to be $112,500 each quarter through December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended March 31, 2000 and 2001, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future. Certain factors underlying such fluctuations, as well as a number of other factors relevant to a reader's understanding of this Management's Discussion and Analysis, are set forth under the heading "Factors Affecting Future Performance" below.

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

Results of Operations

         The following table sets forth certain items from Mobius's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                         Three months ended    Nine months ended
                                              March 31,             March 31,
                                            2000      2001        2000     2001
                                           ------   -------     ------   ------

Revenues:
  Software license revenues .........       46.6%     46.4%      48.4%    52.7%
  Maintenance and other revenues ....       53.4      53.6       51.6     47.3
                                           -----     -----      -----    -----
    Total revenues ..................      100.0     100.0      100.0    100.0
Cost of revenues:
  Software license revenues .........        0.8       0.7        1.4      1.6
  Maintenance and other revenues ....       10.7       9.1       10.8      8.3
                                           -----     -----      -----    -----
    Total costs of revenues .........       11.5       9.8       12.2      9.9

Gross profit ........................       88.5      90.2       87.8     90.1

Operating expenses:
  Sales and marketing ...............       81.3      63.8       75.2     62.7
  Research and development ..........       29.5      24.7       24.9     22.8
  General and administrative ........       21.7      16.4       21.5     14.5
                                           -----     -----      -----    -----
    Total operating expenses ........      132.5     104.9      121.6    100.0

Loss from operations ................      (44.0)    (14.7)     (33.8)    (9.9)

License and other interest income ...        5.1       3.9        5.3      3.8
Foreign currency transaction gains ..         --       0.5        0.1      0.2
Other income ........................         --       0.2         --      0.2
Investment impairment ...............       (3.8)     (3.0)      (4.6)    (1.3)
                                           -----     -----      -----    -----
Loss before income taxes ............      (42.7)    (13.1)     (33.0)    (7.0)
Provision (benefit) from income taxes      (13.4)     (4.4)     (10.3)    (1.9)
                                           -----     -----      -----    -----
Net Loss ............................      (29.3)%    (8.7)%    (22.7)%   (5.1)%
                                           =====     =====      =====    =====


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001

Revenues.

o Total revenues increased 18.9% from $14.0 million in last year's quarter to $16.7 million this quarter. Domestic revenues increased 23.7% from $11.8 million in last year's quarter to $14.6 million this quarter. International revenues decreased 4.5% from $2.2 million in last year's quarter to $2.1 million this quarter. Mobius believes that Year 2000 (Y2K) issues significantly affected the purchasing patterns of its customers and potential customers during the quarter ended March 31, 2000. Mobius believes many companies expended significant resources to correct or modify their software systems to be Year 2000 compliant and these expenditures reduced funds available to purchase software products such as those that Mobius offers. For the quarter ending March 31, 2001, Mobius believes that although the software marketplace remains turbulent, the market for Mobius's products may be returning to its pre Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

o Software license revenues increased 18.4% from $6.5 million in last year's quarter to $7.7 million this quarter. This increase was primarily attributable to sales of more licenses for Mobius's products to new and existing customers.

o Maintenance and other revenues increased 19.4% from $7.5 million in last year's quarter to $8.9 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius. Other revenues for both quarters were not significant.

Costs of Revenues.


o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues remained consistent this quarter compared with last year's quarter totaling $109,000 in last year's quarter and $122,000 this quarter, representing 1.7% and 1.6% respectively, of software license revenues in those quarters.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues were $1.5 million in last year's quarter and this year's quarter, representing 20.0% and 17.1% respectively, of maintenance and other revenues in those quarters. The decrease in this quarter's costs as a percentage of maintenance and other revenues was primarily attributable to increased maintenance revenues without increasing maintenance costs.

 Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, and advertising. These expenses decreased 6.8% from $11.4 million in last year's quarter to $10.6 million this quarter, representing 81.3% and 63.8%, respectively, of total revenues in those quarters. Sales and marketing expenses have decreased primarily because Mobius consolidated Click-n-Done's sales and marketing departments into Mobius' established sales and marketing structures. This cost savings was offset by additional marketing personnel being hired and an increase in commissions and bonuses for selling more software licenses.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $4.1 million in last year's quarter and this quarter, representing 29.5% and 24.7%, respectively, of total revenues in those quarters. Research and development expenses as a percentage of total revenues decreased from last year's quarter to this quarter primarily due to increased revenues.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 9.9% from $3.0 million in last year's quarter to $2.7 million this quarter, representing 21.7% and 16.4%, respectively, of total revenues in those quarters. The decrease was attributable to the elimination of Click-n-Done's administration department and completion of special projects, offset by increased depreciation for capitalized infrastructure projects.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $717,000 and $650,000 in last year's quarter and this quarter, respectively. During both quarters interest expense and foreign currency transaction gains were insignificant.

         Benefit for Income Taxes. The tax benefit for income taxes was $1.9 million in last year's quarter compared to $734,000 in this quarter. The effective benefit for taxes as a percentage of loss before taxes was 31.4% for last year's quarter and 33.6% this quarter. The effective tax rate for both quarters reflect the statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which can be taken from losses in Mobius's foreign subsidiaries.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 2001

Revenues.

o Total revenues increased 30.1% from $41.7 million in the first nine months of fiscal 2000 to $54.3 million in the first nine months of fiscal 2001. Domestic revenues increased 29.6% from $34.5 million in the first nine months of fiscal 2000 to $44.7 million in the first nine months of fiscal 2001. International revenues increased 33.3% from $7.2 million in the first nine months of fiscal 2000 to $9.6 million in the first nine months of fiscal 2001. Mobius believes that Year 2000 (Y2K) issues significantly affected the purchasing patterns of its customers and potential customers during the first nine months of fiscal 2000. Mobius believes many companies expended significant resources to correct or modify their software systems to be Year 2000 compliant and these expenditures reduced funds available to purchase software products such as those that Mobius offers. Mobius believes that although the software marketplace remains turbulent during the first nine months of fiscal 2001, the market for Mobius's products may be returning to its pre Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

o Software license revenues increased 41.6% from $20.2 million in the first nine months of fiscal 2000 to $28.6 million in the first nine months of fiscal 2001. This increase was primarily attributable to sales of more licenses for Mobius's products to new and existing customers.

o Maintenance and other revenues increased 19.3% from $21.5 million in the first nine months of fiscal 2000 to $25.7 million in the first nine months of fiscal 2001. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius. Other revenues in the first nine months of fiscal 2000 and 2001 were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 44.4% from $599,000 in the first nine months of fiscal 2000 to $865,000 in the first nine months of fiscal 2001, representing 3.0% of software license revenues in the first nine months of both fiscal years. The costs of software license revenues increased proportionally with the increase in license revenues.

o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues was $4.5 million in the first nine months of fiscal 2000 and 2001, representing 20.8% and 17.5% respectively, of maintenance and other revenues in those nine month periods. The decrease in the first nine months of fiscal 2001 as a percentage of maintenance and other revenues was primarily attributable to increased maintenance revenues without increasing maintenance costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 8.6% from $31.4 million in the first nine months of fiscal 2000 to $34.1 million in the first nine months of fiscal 2001, representing 75.2% and 62.7%, respectively, of total revenues in those nine month periods. Sales and marketing expenses have increased primarily because Mobius paid more commissions and bonuses for selling more software licenses, Mobius hired additional marketing personnel and an increase in depreciation for capitalized infrastructure projects. These increased costs were offset by a decrease in sales and marketing expenses because Mobius consolidated Click-n-Done's sales and marketing departments into Mobius' established structure. The first nine months of fiscal 2001's sales and marketing expenses as a percentage of revenues decreased from last year's quarter primarily due an increase in total revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 19.1% from $10.4 million in the first nine months of fiscal 2000 to $12.4 million in the first nine months of fiscal 2001, representing 24.9% and 22.8%, respectively, of total revenues in those nine month periods. The increases in research and development expenses was primarily attributable to increased staffing and personnel-related costs. Research and development expenses as a percentage of total revenues decreased from last year's quarter to this quarter primarily due to increased revenues.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 12.7% from $9.0 million in the first nine months of fiscal 2000 to $7.8 million in the first nine months of fiscal 2001, representing 21.5% and 14.5%, respectively, of total revenues in those nine month periods. The decrease was attributable to the elimination of Click-n-Done's administration department, decreased bonuses, completion of special projects, implementation of administrative cost savings strategies and, offset by increased depreciation for capitalized infrastructure projects.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $2.2 million and $2.1 million in the first nine months of fiscal 2000 and 2001, respectively. During both nine month periods interest expense and foreign currency transaction gains were insignificant.

         Benefit for Income Taxes. The tax benefit for income taxes was $4.3 million and $1.0 million in the first nine months of fiscal 2000 and 2001, respectively. The effective benefit for taxes as a percentage of loss before taxes was 31.3% and 26.9% for the first nine months of fiscal 2000 and 2001, respectively. The effective tax rate for both nine month periods reflect the statutory tax benefit for the year to date loss in the United States offset by limitations on the tax benefit which can be taken from losses in Mobius's foreign subsidiaries.

Investments

         In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first nine months of fiscal 2001, Mobius provided an additional $375,000 to HAN as short term loans.

         Mobius regularly assessed the recoverability of the HAN investment and had concluded that an other than temporary impairment loss had occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $821,000 and $0 for the quarters ended March 31, 2000 and 2001, respectively and $1.4 million and $218,000 for the nine months ended March 31, 2000 and 2001, respectively.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata Stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of March 31, 2001, Mobius has not received any Intelidata shares.

         As of March 31, 2001, the carrying value of this investment is $188,000 and is included within other current assets. Mobius believes that the carrying value is reasonable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

         In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This is an investment in preferred stock, which converts into common stock if and when Flooz.com completes an initial public offering. Mobius holds a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. Mobius does not sit on the Board of Directors, nor influence day to day operations of Flooz.com. The Chief Executive Officer of Flooz.com is a member of the Board of Directors of Mobius.

         Mobius regularly reviews the assumptions underlying the operating performance and cash flow forecasts of Flooz.com to assess the investment's recoverability. At March 31, 2001, Mobius concluded that an other than temporary impairment loss had occurred based on Flooz.com's recent operating performance and announced reduction in workforce. Accordingly, Mobius recorded an impairment loss of $500,000 in the quarter ended March 31, 2001.

Forecast

      Mobius believes that although the software marketplace remains turbulent, the market may be returning to its pre-Y2K conditions and accordingly, Mobius's total revenue growth in fiscal 2001 may be starting to return to the growth rates achieved prior to the impact of Y2K. If in fact the software markets continue on their recovery trend and return to pre-Y2K conditions, Mobius believes that its fiscal year 2001 total revenue will be between $75.0 million and $77.0 million, or a per diluted share loss between ($0.12) and ($0.06), as compared to its fiscal year 2000 total revenue of $60.2 million or per diluted share loss of ($0.66).

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, bank financings. In April 1998, Mobius completed its initial public offering, which generated net proceeds of $33.0 million. As of March 31, 2001, Mobius had cash and cash equivalents of $27.2 million, an increase of $5.8 million from the $21.4 million held at June 30, 2000. Mobius's marketable securities decreased $750,000 from $10.3 million as of June 30, 2000 to $9.5 million as of March 31, 2001.

         Net cash provided by operating activities was $294,000 in the first nine months of fiscal 2000 and $9.4 million in the first nine months of fiscal 2001. The primary reason for the increase in Mobius's cash during the first nine months of fiscal 2001 was a decrease in accounts receivable, software license installments and other assets. Net software license installments decreased 24.6% from $17.8 million at June 30, 2000 to $13.5 million at March 31, 2001.

         Software license installments and accounts receivable reserves have decreased 8.9% from $1.7 million at June 30, 2000 to $1.6 million at March 31, 2001. The decrease in these reserves is attributable to management's overall assessment of the collectability of specific accounts.

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings being recognized. In addition, Mobius has a general reserve for current receivables that is based upon Mobius's historical collection experience. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on such information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 2000 and March 31, 2001 approximately 78% and 81%, respectively, of the total accounts receivable reserve balances related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         At June 30, 2000 and March 31, 2001, software license installments were approximately $18.5 million and $14.0 million of which 81% and 74% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Reserves for software installments are calculated as a percentage of software license installments and identifying problem accounts.

         Cash used in investing activities was $5.2 million and $3.3 million in the first nine months of fiscal 2000 and 2001, respectively. During the first nine months of fiscal 2001, Mobius completed the expansion of its Rye headquarters and purchased $15.7 million of marketable securities. These uses of cash were offset by the sale of $16.6 million of marketable securities during the first nine months of fiscal 2001.

         Cash provided by financing activities was $198,000 in first nine months of fiscal 2000 and $271,000 in the first nine months of fiscal 2001. In the first nine months of fiscal 2001, the cash provided by financing activities is primarily due to cash received from the sale of shares through the employee stock purchase plan, offset by the stock purchases from the stock repurchase program.

         In December 1999, Mobius introduced Click-n-Done products which are designed to support the major models for electronic bill presentment and payment, including biller direct, third-party consolidator and desktop consolidator. Mobius's expenses for Click-n-Done were approximately $3.2 million and $1.0 million in last year's quarter and this year's quarter, respectively, and $5.4 million and $4.0 million in the first nine months of fiscal 2000 and 2001, respectively. During the first nine months of fiscal 2000 and 2001, there was an insignificant amount of revenue generated from Click-n-Done products. Mobius anticipates that it will continue to incur additional costs to develop these products.

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

         In January 1999, Mobius sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million. Under the terms of the sale, the buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. As a result of this arrangement, Mobius will recognize $3.0 million of license revenue over the contract period, as the buyer makes payments, and has recognized approximately $1.1 million of maintenance revenue through March 31, 2000. Mobius recognized license revenue of $82,000, and $112,500 during the three months ended March 31, 2000 and 2001, respectively, and $561,000 and $375,000 during the nine months ended March 31, 200 and 2001, respectively. Mobius recognized $0 and $302,000 of maintenance revenue in the three and nine months ended March 31, 2000, respectively. No maintenance revenue was recognized in fiscal 2001. Future license revenue is expected to be $112,500 each quarter through December 31, 2003.

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

International Sales and Operations

         Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or hire additional qualified personnel who will successfully be able to market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results and financial condition.

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

Expansion of Indirect Channels

         To date, sales through indirect sales channels have not been significant although Mobius continues to invest resources to develop these channels. Mobius's ability to achieve revenue growth in the future will be affected by its success in expanding existing and establishing additional relationships with strategic partners. Mobius expects to receive lower unit prices when selling through indirect channels; therefore, if Mobius is successful in selling products through indirect channels, its gross margins as a percentage of revenue will decrease.

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

If Widespread Internet Adoption Does Not Continue, or if the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed.

         Acceptance of Mobius's Internet based products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced e-commerce enabling products and services are subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Mobius's customer base for its Internet-based products may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers maybe reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, Mobius's business may be harmed.

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

Concerns about Transaction Security on the Internet May Hinder Mobius's Internet Product Sales.

         A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Mobius's products for the internet rely on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Mobius's internet products use to protect customer transaction data. Any breaches in security could cause a significant decrease in Mobius's internet products, which could undermine future internet product sales.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At March 31, 2001, Mobius primarily held debt securities.

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

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Mobius held its Fiscal 2000 Annual Meeting of Stockholders on February 6, 2001. The matters submitted to a vote of our stockholders were the election of two members of the Board of Directors to the class of directors whose terms expires at the Fiscal 2003 Annual Meeting of Stockholders (the "2003 Annual Meeting"), approval of an amendment to the 1998 Employee Stock Purchase Plan and the ratification of the appointment of Mobius's independent auditors.

Mobius stockholders elected Mitchell Gross and Gary Greenfield to the Board of Directors, to hold office until the 2003 Annual Meeting and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                  Mitchell Gross

                  Voted for                 13,663,152
                  Against                       20,582

                  Gary Greenfield

                  Voted for                 13,663,152
                  Against                       20,582

Mobius stockholders approved the amendment to the 1998 Employee Stock Purchase Plan (the "plan") to increase the maximum number of shares of Mobius's Common Stock available for issuance under the plan from 650,000 to 1,150,000. The results of the voting were as follows:

                  Voted for                 13,525,504
                  Against                      156,930
                  Abstain                        1,300

Mobius stockholders ratified the appointment of KPMG LLP as Mobius's independent auditors. The results of the voting were as follows:

                  Voted for                 13,665,523
                  Against                       14,080
                  Abstain                        4,131


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

Date:  May 15, 2001

                                  MOBIUS MANAGEMENT SYSTEMS, INC.


                                  By:     /s/ David Gordon
                                      --------------------------------------
                                          David Gordon
                                          Assistant Secretary, Interim Chief
                                          Financial Officer and Assistant
                                          Treasurer (Principal Financial and
                                          Accounting Officer)

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