Form 10-K
period 2001-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2001-09-26
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
     -------------------                           ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ||

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on September 17, 2001 as reported on NASDAQ, was approximately $17.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 17, 2001, Registrant had 18,126,113 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                   FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.

ITEM 1.     Business
ITEM 2.     Properties
ITEM 3.     Legal Proceedings
ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II.

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters
ITEM 6.     Selected Consolidated Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.     Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


ITEM 1.    BUSINESS

     Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of Web-based software solutions that manage and present enterprise content. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Australia, Switzerland, Japan and the Benelux. Mobius's company headquarters are located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

     For over two decades, Mobius has delivered innovative technology that provides access through a common portal to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Today, our ViewDirect(R) technology stores and integrates information in virtually any format, presenting and distributing it over the Internet and corporate networks. Personalized views and automated distribution options deliver information in the format needed by each employee, customer and partner.

    This versatile technology supports a broad range of e-business requirements, including corporate portals, customer service, customer relationship management, electronic bill presentment and payment, and archiving and output management for enterprise resource planning systems. Nearly 1,300 major organizations worldwide, including more than half of the Fortune 100, use Mobius software to manage enterprise content and enable e-relationships.


Industry Background

      Organizations need to retain information for long periods of time to meet operational, regulatory and legal requirements or to satisfy customer and other inquiries. For example, credit card companies store records of each charge transaction; brokerage firms store records of every trade; and telephone companies store records of individual telephone calls. This information must be quickly and accurately retrieved to support customer service, meet legal requirements and to reach more informed business decisions. Customers have become dependent upon organizations to accurately account for transactions and other information and demand rapid and consistent access to their records. Increasingly, customers expect self-service access via the Internet using readily available Web-browser technology.

      Organizations are also faced with the need to store and distribute large volumes of report output produced by various applications, particularly enterprise resource planning ("ERP") systems. Furthermore, organizations wish to present customized views of this information to their employees, customers and suppliers over intranets with easy to learn common graphical user interfaces such as Web-browsers.

      Traditional approaches such as paper, microfiche, and relational databases are usually cumbersome and do not lend themselves to a fully integrated, comprehensive information management system solution. Moreover, many organizations maintain a number of discrete, non-integrated systems, each of which provides access to only a portion of the organization's stored information. When the organization needs to access all information about a particular customer or transaction, these disparate systems make retrieval costly and time consuming.

      Mobius's ViewDirect(R) technology is an integrated architecture to capture, index, store, distribute and Web-enable all enterprise documents, reports and images. Its versatile architecture interfaces with all back-office systems, capturing scanned documents as well as output from enterprise applications, including many major ERP systems. ViewDirect(R) creates an integrated repository of documents, reports and images from multiple applications and sources. It makes these documents available for online access, delivered via fax or e-mail, or Web-enabled for use with front-office systems such as customer service, electronic statement presentment (ESP), and electronic bill presentment and payment (EBPP). Capabilities include powerful search functions, personalized views of enterprise documents, automated distribution, and tools for data analysis and export.

      The ViewDirect(R) architecture is scalable and open, supporting a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.


Products

     Mobius's   primary   products  are   ViewDirect(R),   e-Search  &  View(R),
DocumentDirect(R)   for  the   Internet,   Click-n-Done(TM),   DocumentDirect(R)
Application Suite, DocumentDirect(R), DocuAnalyzerTM and Infopac-ABS.

      ViewDirect(R) is market-leading software for high-volume storage, high-speed indexed access and electronic distribution of enterprise information. It is the document server of the ViewDirect technology product suite, capturing, indexing, and storing information in multiple formats from multiple sources.

      e-Search & View(R) is a powerful Web-based tool for searching any document stored in high-volume, indexed enterprise archives: application report output, bills, statements, scanned forms, e-mail, policies, images, customer correspondence, and more. e-Search & View is the ideal Web searching solution for customer-support and customer-relationship systems management.

      DocumentDirect(R) for the Internet makes all the documents in the enterprise available over the Internet/intranet using generic Web browsers. It is ideal for both internal users who require only browsing capability, and for customers and suppliers, who want "self-service" access in a completely secure environment. It offers robust functionality for Web presentment of enterprise information, providing the ability to produce a replica of the original document or to extract data from a document and embed it in a customized Web page.

      Click-n-Done(TM) is application software that supports electronic bill presentment and payment ("EBPP") and electronic statement presentment ("ESP.") Click-n-Done supports multiple billing models including "consumer consolidation," in which bills and statements are presented on the consumer's desktop processor. Click-n-Done's distributed architecture offers the enterprise maximum flexibility for centralized or decentralized processing. Its primary components -- the document repository, presentment server and payment server -- are designed to operate independently, supporting both self-hosting and outsourcing.

      DocumentDirect(R) Application Suite supports fast implementation of personalized document search, retrieval, and processing applications. Its fully configurable interface provides the flexibility to deliver powerful customer care applications and support ad-hoc searching needs.

      DocumentDirect(R) is a Windows-based portal to information stored anywhere in the enterprise. Its robust functionality supports the "power" user who needs maximum flexibility in navigating the document repository and manipulating documents.

      DocuAnalyzerTM is an analytical tool that turns the data in documents into information that supports the decision-making process. It can help highlight trends, discover patterns and uncover opportunities.

      Infopac-ABS is an automated balancing tool that enforces quality control and ensures data integrity throughout the computing complex. Complex computer systems with multiple sources of input can and do become unsynchronized. INFOPAC-ABS provides continuous and automatic cross-application balancing of numerical data resident in databases and files to detect and assist in the correction of out-of-balance situations. It eliminates slow and costly manual balancing, speeding procedures such as item reconciliation and control-total balancing.


Sales and Marketing

      The Company sells and markets its products primarily through a direct sales force based in Chicago, IL, with 12 additional sales offices in the United States. In addition, Mobius has international subsidiaries in the United Kingdom, France, Germany, Italy, Australia, Switzerland, Sweden, Japan and the Benelux. These subsidiaries provide Mobius with an international direct sales force.


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


Employees

      As of June 30, 2001, Mobius employed 415 people: 207 in Sales and Marketing; 51 in Customer Satisfaction; 99 in Research and Development; and 58 in General and Administrative. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.


Customers

      No single customer accounted for 10% or more of consolidated revenues in fiscal years 1999, 2000 or 2001.

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


Technological Change

      The market for Mobius's software is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

      To date, a substantial portion of Mobius's revenues have been attributable to the licensing and related maintenance service of its ViewDirect and DocumentDirect suite of products. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as competition or technological change, could have a material adverse effect on its business, operating results or financial condition.


Competition

      The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, Computron Software, Inc., FileNet Corporation, International Business Machines Corp., BMC Software, Inc., Quest Software, Inc. and RSD S.A. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on Mobius's business, operating results or financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results or financial condition.


International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have not achieved budgeted sales and have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or hire additional qualified personnel who will successfully be able to market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business abroad, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results or financial condition.

      An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against
foreign   currencies  in
international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this annual report on Form 10-K.


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


Extended Payment Risk

      Terms of sale are a competitive factor in Mobius's markets. Mobius offers extended payment terms to some of its customers, generally three years for server products and five years for client products. The license revenue for these extended payment agreements is recorded at the time of sale as the present value of the contract payments expected over the life of the agreement, net of bundled maintenance fees. Interest income from these agreements is recognized over the term of the financing based on the discount rate used by Mobius to determine present value. Although Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on Mobius's business, operating results or financial condition.

Protection of Intellectual Property

      Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no patents covering any aspect of its software products and it has two patent applications pending in the U.S. and one patent application pending internationally. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

      Mobius is not aware that any of its products infringe on the proprietary rights of third parties. From time to time, however, third parties may claim infringement by Mobius with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Mobius to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Mobius or at all, which could have a material adverse effect on its business, operating results or financial condition.


Dependence on Licensed Technology

      Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on its sales unless and until Mobius can replace the functionality provided by these products. In addition, Mobius is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on its business, operating results or financial condition.


Risk of Product Defects; Product Liability

      Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. Mobius could in the future lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in Mobius's software. Although Mobius's business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius's reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results or financial condition.

      Mobius's license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in its license agreements may not be effective under the laws of certain jurisdictions. Although Mobius has not experienced any product liability claims to date, the sale and support of products by Mobius may entail the risk of such claims, and there can be no assurance that Mobius will not be subject to such claims in the future. Mobius does not maintain product liability insurance. A successful product liability claim brought against Mobius could have a material adverse effect on its business, operating results or financial condition.


Management of Growth; Dependence on Senior Management and Other Key Employees

      Mobius's ability to effectively manage its future growth, if any, will require it to continue to improve Mobius's operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results or financial condition would be materially adversely affected.

      Mobius's success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results or financial condition.

If Widespread Internet Adoption Does Not Continue, or if the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed.

            Acceptance of Mobius's Internet-based products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced e-commerce enabling products and services is subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Mobius's customer base for its Internet-based products may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers may be reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, Mobius's business may be harmed.

            To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in, or insufficient availability of, telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively or efficiently support any growth in Internet usage that may occur, our business may be harmed.


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

ITEM 2.    PROPERTIES

      Mobius is headquartered in Rye, New York, where it leases an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago, Illnois. Mobius leases an aggregate of approximately 90,000 additional square feet of space domestically and internationally for its other sales offices. Mobius believes that these facilities are adequate to meet its current needs and that suitable additional space will be available as needed to accommodate physical expansions of corporate operations and for additional sales and service field offices.


ITEM 3.    LEGAL PROCEEDINGS

      From time to time, Mobius is involved in litigation relating to claims arising out of its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


PART II.
ITEM 5(a). MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Mobius's common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since its initial public offering on April 27, 1998. According to records of Mobius's transfer agent, Mobius had approximately 54 stockholders of record as of September 17, 2001. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of Mobius's common stock on the NASDAQ National Market for the periods indicated.

       Quarter ended:                    High        Low
                                         ----        ---
      September 30, 1999                 $9.25      $4.38
      December 31, 1999                 $10.38      $3.25
      March 31, 2000                    $16.88      $5.81
      June 30, 2000                     $13.63      $3.75
      September 30, 2000                 $5.00      $2.75
      December 31, 2000                  $5.13      $1.13
      March 31, 2001                     $5.25      $2.00
      June 30, 2001                      $4.03      $2.19

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

      5(b). On April 27, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-47117) with respect to the Company's public offering. To date, of the $33.0 million of proceeds received from the offering, the Company has used approximately $3.0 million for working capital. The remaining proceeds are currently invested in cash and short term, investment grade, interest bearing securities.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2001 are derived from the consolidated financial statements of Mobius, which statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 2000 and 2001 and for each of the years in the three-year period ended June 30, 2001, and the report thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                                                 Years Ended June 30,
                                                         1997           1998           1999           2000           2001
                                                       --------       --------       --------       --------       --------
Consolidated Statement of Income Data
  (in thousands, except per share data):
Revenues:
  Software license revenues                             $26,112        $37,929        $48,811        $31,018        $39,321
  Maintenance and other revenues                         15,215         18,598         25,025         29,187         34,891
                                                       --------       --------       --------       --------       --------
          Total revenues                                 41,327         56,527         73,836         60,205         74,212
Costs of revenues:
  Software license revenues                               1,336          1,443          1,223            946          1,219
  Maintenance and other revenues                          2,923          3,593          5,011          6,070          6,148
                                                       --------       --------       --------       --------       --------
         Total costs of revenues                          4,259          5,036          6,234          7,016          7,367
                                                       --------       --------       --------       --------       --------
Gross profit                                             37,068         51,491         67,602         53,189         66,845
Operating expenses (1):
  Sales and marketing                                    21,971         28,613         41,877         44,289         44,886
  Research and development                                5,904          8,013         10,674         14,823         16,267
  General and administrative                              4,350          6,542          9,409         12,086         10,460
                                                       --------       --------       --------       --------       --------
Total operating expenses                                 32,225         43,168         61,960         71,198         71,613
                                                       --------       --------       --------       --------       --------
Income (loss) from operations                             4,843          8,323          5,642        (18,009)        (4,768)
License and other interest income                           922          1,871          2,920          2,930          2,689
Interest expense                                            (22)           (14)           (16)           (58)            (9)
Foreign currency transaction gains (loss)                   (12)           (15)          (191)            44            102
Other income                                                 --             --             --             --            109
Investment impairments                                       --             --             --         (2,220)          (718)
                                                       --------       --------       --------       --------       --------
Income (loss) before income taxes                         5,731         10,165          8,355        (17,313)        (2,595)
Provision (benefit) for income taxes                      3,348          5,500          4,057         (5,417)          (605)
Accretion on Preferred Stock                                 --            102             --             --             --
                                                       --------       --------       --------       --------       --------
Net income (loss) available to common stock              $2,383         $4,563         $4,298       $(11,896)       $(1,990)
                                                       ========       ========       ========       ========       ========
Basic earnings (loss) per share(2)                        $0.17          $0.38          $0.24         $(0.66)        $(0.11)
Basic weighted average shares                            14,318         12,156         17,813         17,988         18,225
outstanding(2)
Diluted earnings (loss) per share(2)                      $0.15          $0.27          $0.23         $(0.66)        $(0.11)
Diluted weighted average shares outstanding(2)           15,882         16,738         18,964         17,988         18,225
Consolidated Balance Sheet Data (in thousands):
Total assets                                            $28,502        $78,800        $89,201        $78,393        $75,515
Total long-term obligations                               5,176          8,776          7,612          3,698          1,398
Convertible preferred stock                              11,898             --             --             --             --
Stockholders' equity (deficit)                           (4,344)        46,122         51,528         40,591         38,470

----------
(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the years ended June 30, 1998, 1999, 2000 and 2001 aggregating $642, $1,046, $537 and $277, respectively.

(2) For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to the Company's fiscal years ended June 30, 2001 and June 30, 2000, respectively.


Overview

     Mobius is a leading  provider of Web-based  software  solutions that manage and present  enterprise  content.  For over two  decades,  Mobius has  delivered innovative technology that provides access through a common portal to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Today, our ViewDirect(R) technology stores and integrates information in virtually any format, presenting and distributing it over the Internet and corporate networks. Personalized views and automated distribution options deliver information in the format needed by each employee, customer and partner. This versatile technology supports a broad range of e-business requirements, including corporate portals, customer service, customer relationship management, electronic bill presentment and payment, and archiving and output management for enterprise resource planning systems.

      The Company's total revenues decreased from $73.8 million in fiscal 1999 to $60.2 million in fiscal 2000 and increased to $74.2 million in fiscal 2001. Mobius believes that Year 2000 ("Y2K") issues significantly affected the purchasing patterns of its customers and potential customers during fiscal 2000. Many companies expended significant resources to correct or modify their existing software systems to be Y2K compliant and the Company believes these expenditures resulted in reduced funds to purchase software products such as those that Mobius offers. The Company believes that although the software marketplace remains turbulent, the market for Mobius's products may be returning to its pre-Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

      Mobius derives its revenues primarily from product license fees and related annual maintenance fees. This year 53.0% of total revenues were generated by software license fees and 47.0% were generated by maintenance and other fees.

      License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of the Company's license revenues and for a significant portion of total revenues. This year license revenues for these products accounted for approximately 89.5% of license revenues and approximately 47.4% of total revenues. Last year license revenues for these products accounted for approximately 93.0% of license revenues and approximately 47.4% of total revenues. The Company anticipates in the foreseeable future that license revenue from these products will continue to account for a significant portion of license and total revenues.

      Mobius's growing customer base has led to continued growth in maintenance and other revenues, from $25.0 million in fiscal 1999 to $29.2 million last year to $34.9 million this year. Maintenance revenue consists primarily of customer support services and enhancements provided by the Company for its products. Other revenue consists of professional services provided to Mobius customers. Other revenues for all periods were not significant.

      International revenues increased this year to $12.8 million from $9.9 million last year and $9.6 million in fiscal 1999. In fiscal 2001, international revenues increased due to Mobius's continued investment in developing its sales infrastructure. As a group, the Company's international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. The Company intends to expand its international sales activities as part of its business strategy. The majority of Mobius's current international revenues are derived from the operations of its wholly-owned subsidiaries and through agents. The Company receives a royalty that is a percent of agent or subsidiary sales of software licenses and maintenance contracts to international customers. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius's control. To date, most of these subsidiaries have operated at a loss, which losses prior to fiscal 2001, had not been consolidated for United States income tax purposes. Consequently, the Company has experienced a substantially higher effective tax rate in fiscal 1999 and a reduced effective tax benefit in fiscal 2000 than the U.S. Federal statutory rate as no tax benefit had been provided for the majority of these foreign losses. During fiscal 2001, the Company made certain U.S. Federal income tax elections which allow certain of these foreign tax losses to be included within its U.S. Federal consolidated income tax return. These elections will, in part, cause the Company's effective tax rate to begin to approach the U.S. Federal statutory rate. To the extent the Company is successful at bringing its foreign subsidiaries to profitability, the Company's effective tax rate could again exceed the U.S. Federal statutory rate depending on the availability of operating loss carryforwards in the profitable foreign jurisdictions and the operation of foreign tax credit limitations.

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


Results of Operations

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:

                                                   Years Ended June 30,
                                                 1999      2000     2001
                                                -----     -----     -----
Revenues:
  Software license revenues                      66.1%     51.5%     53.0%
  Maintenance and other revenues                 33.9      48.5      47.0
                                                -----     -----     -----
          Total revenues                        100.0     100.0     100.0
Costs of revenues:
  Software license revenues                       1.6       1.6       1.6
  Maintenance and other revenues                  6.8      10.1       8.3
                                                -----     -----     -----
         Total costs of revenues                  8.4      11.7       9.9
                                                -----     -----     -----
Gross profit                                     91.6      88.3      90.1
Operating expenses:
  Sales and marketing                            56.7      73.6      60.5
  Research and development                       14.5      24.6      21.9
  General and administrative                     12.7      20.1      14.1
                                                -----     -----     -----
Total operating expenses                         83.9     118.3      96.5
                                                -----     -----     -----
Income (loss) from operations                     7.7     (30.0)     (6.4)
License and other interest income                 3.9       4.9       3.6
Interest expense                                 --        (0.1)     --
Foreign currency transactions                    (0.3)      0.1       0.1
Other income                                     --        --         0.2
Investment impairments                           --        (3.7)     (1.0)
                                                -----     -----     -----
Income (loss) before income taxes                11.3     (28.8)     (3.5)
Provision (benefit) for income taxes              5.5      (9.0)     (0.8)
                                                -----     -----     -----
Net income (loss) available to common stock       5.8%    (19.8)%    (2.7)%
                                                =====     =====     =====

Year Ended June 30, 1999 Compared to Year Ended June 30, 2000 Compared to Year Ended June 30, 2001

Revenues

o Total revenues decreased 18.4% from $73.8 million in fiscal 1999 to $60.2 million in fiscal 2000 and increased 23.3% to $74.2 million in fiscal 2001. Domestic revenues decreased 21.8% from $64.3 million in fiscal 1999 to $50.3 million in fiscal 2000 and increased 22.1% to $61.4 million in fiscal 2001. International revenues increased 3.1% from $9.6 million in fiscal 1999 to $9.9 million in fiscal 2000 and increased 29.3% to $12.8 million in fiscal 2001.

o Software license revenues decreased 36.5% from $48.8 million in fiscal 1999 to $31.0 million in fiscal 2000 and increased 26.8% to $39.3 million in fiscal 2001. The decrease in fiscal 2000 was primarily attributable to decreased sales of licenses. Mobius believes that Year 2000 ("Y2K") issues significantly affected the purchasing patterns of its customers and potential customers. Many companies expended significant resources to correct or modify their existing software systems to be Y2K compliant and these expenditures resulted in reduced funds to purchase software products such as those that Mobius offers. The Company believes that although the software marketplace remains turbulent, the market for Mobius's products may be returning to its pre-Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers.

o Maintenance and other revenues increased 16.8% from $25.0 million in fiscal 1999 to $29.2 million in fiscal 2000 and increased 19.5% to $34.9 million in fiscal 2001. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. Other revenues for all periods were not significant.


Costs of Revenues.

o Costs of software license revenues decreased 22.7% from $1.2 million in fiscal 1999 to $900,000 in fiscal 2000 and increased 28.9% to $1.2 million in fiscal 2001, representing 2.5%, 3.0% and 3.1%, respectively, of software license revenues in those years. The costs of software license revenues are a function of license sales which were subject to royalties.

o Costs of maintenance and other revenues increased 20.0% from $5.0 million in fiscal 1999 to $6.0 million in fiscal 2000 and increased 1.3% to $6.1 million in fiscal 2001, representing 20.0%, 20.8% and 17.6%, respectively, of maintenance and other revenues in those years. In fiscal 2000, the increases in costs of maintenance and other revenues was primarily attributable to increased staffing and personnel-related costs and subcontractor costs associated with post sales assistance. In fiscal 2001, the decrease in the percentage of cost of maintenance and other revenues in relation to the maintenance and other revenues was primarily attributable to supporting more maintenance agreements with an insignificant increase in maintenance costs.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses, and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 5.7% from $41.9 million in fiscal 1999 to $44.3 million in fiscal 2000 and increased 1.3% to $44.9 million in fiscal 2001, representing 56.7%, 73.6% and 60.5%, respectively, of total revenues in those years. The increase in fiscal 2000 is related to additional spending for the Click-n-Done products, and increased personnel related costs for marketing, partially offset by a decrease in sales commissions and bonuses due to decreased sales of software licenses. In fiscal 2001, sales and marketing expenses increased slightly since Mobius paid more commissions and bonuses for selling more software licenses and hired additional marketing personnel, offset by a decrease in sales and marketing expenses related to the consolidation of dedicated Click-n-Done sales and marketing departments into Mobius's established sales and marketing structures.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 38.3% from $10.7 million in fiscal 1999 to $14.8 million in fiscal 2000 and increased 9.7% to $16.3 million for fiscal 2001, representing 14.5%, 24.6% and 21.9%, respectively, of total revenues in those years. The increase in expenses in fiscal 2000, including the development costs associated with Click-n-Done, were primarily attributable to increased subcontractor costs, increased staffing and personnel-related costs. In fiscal 2001, the increase in research and development expenses was attributable to higher personnel-related costs. Research and development expenses as a percentage of total revenues fluctuate with the changes in development projects and annual revenues.

o General and administrative expenses consist of personnel costs related to general management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 28.7% from $9.4 million in fiscal 1999 to $12.1 million in fiscal 2000 and decreased 13.5% to $10.5 million in fiscal 2001, representing 12.7%, 20.1% and 14.1%, respectively, of total revenues in those years. The increase in expenses in fiscal 2000 was primarily attributable to additional staffing and personnel-related costs, including costs to administer Click-n-Done and also the depreciation of improvements made to the Company's infrastructure. The decrease in fiscal 2001 was attributable to the elimination of Click-n-Done's administration department, decreased bonuses, completion of special projects and the implementation of administrative cost savings strategies. These decreases were partially offset by increased depreciation for capitalized infrastructure projects.


License and other interest income; interest expense; foreign currency transaction gains (losses).

      License and other interest income was $2.9 million, $2.9 million and $2.7 million in fiscal 1999, 2000, and 2001, respectively. During fiscal 1999, 2000 and 2001 interest expense and foreign currency transaction gains were insignificant.


Income Taxes.

      The provision (benefit) for income taxes was $4.0 million in fiscal 1999, $(5.4) million in fiscal 2000 and $(605,000) in fiscal 2001. The Company had effective tax rates of approximately 48.6%, (31.3)% and (23.3)% in fiscal years 1999, 2000 and 2001, respectively. The difference between the Company's 1999 effective tax rate and the U.S. Federal statutory rate is primarily attributable to the Company not being able to consolidate certain foreign subsidiary losses for U.S. tax purposes. The effective tax rate for fiscal 2000 and 2001 reflects the statutory tax benefit for the losses in the United States offset by limitations on the tax benefit, which can be taken from losses in Mobius's foreign subsidiaries.

Investments

      In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In fiscal 2001, Mobius provided an additional $375,000 to HAN as short term loans.

      Mobius regularly assessed the recoverability of the HAN investment and had concluded that an other than temporary impairment loss had occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of June 30, 2001, Mobius has not received any Intelidata shares.

      As of June 30, 2001, the carrying value of the HAN investment is $188,000 and is included within other current assets. Mobius believes that the carrying value is recoverable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

      In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This was an investment in preferred stock, which would convert into common stock if Flooz.com had completed an initial public offering. Mobius held a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. The Chief Executive Officer of Flooz.com is currently a member of the Board of Directors of Mobius. Flooz.com has ceased operations and filed for bankruptcy protection. Accordingly, Mobius recorded an impairment loss of $500,000 in the year ended June 30, 2001.

Selected Quarterly Operating Results

      The following table presents certain consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.

                                                                                             Quarters Ended
                                             Sept. 30,   Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,
                                                1999       1999       2000       2000       2000       2000        2001     2001
                                             --------------------------------------------------------------------------------------
Revenues:
  Software license revenues                     6,430      7,256      6,522     10,810     10,406     10,479       7,719   10,717
  Maintenance and other revenues                6,953      7,089      7,478      7,667      8,124      8,625       8,931    9,211
                                             --------------------------------------------------------------------------------------
Total revenues                                 13,383     14,345     14,000     18,477     18,530     19,104      16,650   19,928
Costs of revenues:
  Software license revenues                       185        305        109        347        417        326         122      354
  Maintenance and other revenues                1,634      1,340      1,497      1,599      1,561      1,404       1,526    1,657
                                             --------------------------------------------------------------------------------------
Total costs of revenues                         1,819      1,645      1,606      1,946      1,978      1,730       1,648    2,011
                                             --------------------------------------------------------------------------------------
Gross profit                                   11,564     12,700     12,394     16,531     16,552     17,374      15,002   17,917
Operating expenses (1):
  Sales and marketing                           9,868     10,102     11,388     12,932     11,682     11,764      10,616   10,824
  Research and development                      2,991      3,281      4,134      4,415      4,330      3,953       4,109    3,875
  General and administrative                    2,970      2,982      3,033      3,102      2,582      2,531       2,732    2,615
                                             --------------------------------------------------------------------------------------
Total operating expenses                       15,829     16,365     18,555     20,449     18,594     18,248      17,457   17,314
                                             --------------------------------------------------------------------------------------
Income (loss) from operations                  (4,265)    (3,665)    (6,161)    (3,918)      (874)       603
License and other interest income                 726        759        717        729        696        748         650      597
Interest expense                                   (1)        (1)        (1)       (56)        (3)        --          (2)      (5)
Foreign currency transactions                      46          2         (8)         4          4          2          90        5
Other income                                       --         --         --         --         --         67          32       10
Investment impairments                           (591)      (821)      (527)      (281)      (218)        --        (500)      --
                                             --------------------------------------------------------------------------------------
Income (loss) before income taxes              (4,085)    (3,726)    (5,980)    (3,522)       (57)     1,210
Provision (benefit) for income taxes           (1,242)    (1,202)    (1,875)    (1,098)       484        195        (734)     418
                                             --------------------------------------------------------------------------------------
Net income(loss)available to common stock     $(2,843    $(2,524)   $(4,105)   $(2,424)   $(1,079     $ (252)    $(1,451)    $792
                                             ======================================================================================

Basic earnings (loss) per share                $(0.16)    $(0.14)     (0.23)    $(0.13)    ($0.06)    $(0.01)     $(0.08)   $0.04
Diluted earnings per share                     $(0.16)    $(0.14)     (0.23)    $(0.13)    ($0.06)    $(0.01)     $(0.08)   $0.04

As a Percentage of Total Revenues
Revenues:
 Software license revenues                       48.0%      50.6%      46.6%      58.5%      56.2%      54.9%       46.4%    53.8%
 Maintenance and other revenues                  52.0       49.4       53.4       41.5       43.8       45.1        53.6     46.2
                                             --------------------------------------------------------------------------------------
  Total revenues                                100.0      100.0      100.0      100.0      100.0      100.0       100.0    100.0
Costs of revenues:
  Software license revenues                       1.4        2.1        0.8        1.8        2.3        1.7         0.7      1.8
  Maintenance and other revenues                 12.2        9.4       10.7        8.7        8.4        7.4         9.1      8.3
                                             --------------------------------------------------------------------------------------
    Total costs of revenues                      13.6       11.5       11.5       10.5       10.7        9.1         9.8     10.1
                                             --------------------------------------------------------------------------------------
Gross profit                                     86.4       88.5       88.5       89.5       89.3       90.9        90.2     89.9
Operating expenses (1):
  Sales and marketing                            73.7       70.4       81.3       70.0       63.0       61.6        63.8     54.3
  Research and development                       22.3       22.9       29.5       23.9       23.4       20.7        24.7     19.5
  General and administrative                     22.2       20.8       21.7       16.8       13.9       13.2        16.4     13.1
                                             --------------------------------------------------------------------------------------
Total operating expenses                        118.2      114.1      132.5      110.7      100.3       95.5       104.9     86.9
Income (loss) from operations                   (31.8)     (25.6)     (44.0)     (21.2)     (11.0)      (4.6)      (14.7)     3.0
License and other interest income                 5.4        5.3        5.1        3.9        3.8        3.9         3.9      3.0
Interest expense                                  0.0        0.0        0.0       (0.2)       0.0        0.0         0.5      0.0
Foreign currency transaction gains (losses)       0.3        0.0        0.0        0.0        0.0        0.0         0.2      0.0
Other income                                      0.0        0.0        0.0        0.0        0.0        0.4         0.0      0.1
Investment impairments                           (4.4)      (5.7)      (3.8)      (1.5)      (1.2)       0.0        (3.0)     0.0
Income (loss) before income taxes               (30.5)     (26.0)     (42.7)     (19.0)      (8.4)      (0.3)      (13.1)     6.1
Provision (benefit) for income taxes             (9.3)      (8.4)     (13.4)      (5.9)       2.6        1.0        (4.4)     2.1
Net income (loss) available to common stock     (21.2)%    (17.6)%    (29.3)%    (13.1)%     (5.8)%     (1.3)%      (8.7)%    4.0%
                                             ======================================================================================

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO. Such stock compensation expense for the 8 quarters ended June 30, 2001 was $166,000, $167,000, $113,000, $91,000, $91,000, $91,000, $56,000 and $39,000,
respectively.

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


Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of June 30, 2001, Mobius had cash and cash equivalents of $24.1 million, a 12.7% increase from the $21.4 million held at June 30, 2000. In addition, Mobius had marketable securities of $10.3 million and $10.5 million as of June 30, 2000 and June 30, 2001, respectively.

      In  fiscal  1999,   $6.8  million  net  cash  was  provided  by  operating
activities. In fiscal 2000, $4.0 million net cash was used by operating activities and in fiscal 2001, $8.3 million net cash was provided by operating activities. Mobius's primary sources of cash during fiscal 1999 was its net income supported by increases in its deferred income taxes and decreases in items requiring working capital. During fiscal 2000, Mobius's use of cash in operating activities was primarily caused by its net loss and an increase in accounts receivable offset by collections of software license installments and growth in deferred revenues. During fiscal 2001, Mobius's depreciation and amortization expense adjustment in operating activities was $4.2 million. Depreciation and amortization expense increased during fiscal 2001 due to infrastructure investments. Mobius's sources of cash during fiscal 2001 was collections of software installments and accounts receivable. Software license installments, which decreased 18.5% from $17.8 million at June 30, 2000 to $14.5 million at June 30, 2001, represent payments due from customers for license fees that are paid over the term of the installment agreement. Since payments are made over multiple reporting periods, software license installments can fluctuate with the amount of license revenue sold on an installment basis. Net accounts receivable decreased 13.5% from $14.9 million at June 30, 2000 to $12.9 million at June 30, 2001, largely as a result of better collections.

      Net cash used in investing activities was $15.4 million, $8.6 million and $5.2 million in fiscal 1999, 2000 and 2001, respectively. For the years ended June 30, 1999, 2000 and 2001, cash of $4.5 million, $6.2 million and $4.2 million, respectively was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements. The Company continues to invest capital resources into its infrastructure, including the installation of an automated sales force computer system, implementation of a new accounting system and expansion of the Rye headquarters building.

      Marketable securities of $9.4 million, $3.5 million and $23.4 million were purchased and $0, $2.3 million and $23.2 million marketable securities were sold, in fiscal 1999, 2000, 2001, respectively. Mobius made investments of $1.5 million, $1.3 million and $375,000 in Home Account Network and Flooz.com during fiscal 1999, 2000 and 2001, respectively. These investments are disclosed in detail in a separate section of Management's Discussion and Analysis and in Note 5 of the Consolidated Financial Statements.

      Net cash provided by financing activities was $227,000 in fiscal 1999, which was primarily due to cash received from the exercise of stock options. In fiscal 2000, cash provided by financing activities of $327,000 was primarily due to cash received from the exercise of stock options and sales of Mobius's common stock through the employee stock purchase plan. Net cash provided by financing activities was $147,000 in fiscal 2001, primarily due to the sale of Mobius's common stock through the employee stock purchase plan, offset by the cash used to repurchase Mobius's common stock.


Bad Debt Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At June 30, 2000 and June 30, 2001 approximately 78% and 80% of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

      Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. At June 30, 2000 and June 30, 2001, net software license installments were approximately $17.8 million and $14.5 million of which 84% and 80% were customer balances greater than $100,000, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.7 million and $1.5 million at June 30, 2000 and 2001, respectively.


Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. The buyer assumed responsibility for maintenance support for all existing TapeSaver licenses, however, the Company recognized approximately $1.1 million of TapeSaver maintenance revenue through December 31, 1999 for TapeSaver maintenance billings collected prior to the sale, $795,000 of which was recognized in fiscal 1999 and $302,000 of which was recognized in fiscal 2000. No TapeSaver maintenance revenue was recognized in fiscal 2001. For the years ended June 30, 1999, 2000 and 2001, the Company recognized $756,000, $673,000 and $450,000 of TapeSaver license revenue, respectively. Future TapeSaver license revenue of $112,500 each quarter, will be recognized as the buyer makes scheduled payments through December 31, 2003. The buyer is delinquent on these payments since June 2001.

      During fiscal 2001, Mobius integrated Click-n-Done with Mobius's other products, to provide an integrated architecture that supports electronic statement presentment, electronic bill presentment and payment and electronic invoice presentment and payment. Mobius's segregated expenses for Click-n-Done were approximately $8.2 million and $4.4 million in fiscal 2000 and 2001, respectively. Through June 30, 2000, Mobius had not generated any revenue from the sale of its Click-n-Done products. In fiscal 2001 Mobius recognized $173,000 of license revenue from Click-n-Done products.

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38,
"Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

      Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested for impairment annually or whenever events or circumstances occur that indicate goodwill could have been impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under Statement 141 will be reclassified to goodwill. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of Statement 142, companies will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of recorded goodwill or intangible assets associated with any prior business combination.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. At June 30, 2001, Mobius primarily held debt securities.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III.
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are currently six members of the Board of Directors. During fiscal year 2001, Peter Barris resigned from the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2001, 2002 and 2003 annual meeting of stockholders. All Mobius directors are elected for three-year terms, except Robert H. Levitan who was elected for a two-year term. Personal information on each of our directors is given below.

      The Board oversees the management of the Company on the stockholder's behalf. It reviews Mobius's long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius's business day to day, and evaluates his performance.

      Five of Mobius's six directors are not Mobius employees. Only non-employee directors serve on Mobius's Audit and Compensation committees. The Board met five times during fiscal 2001. Each director attended all of the meetings of the Board except Edward Glassmeyer who attended four of the five meetings of the Board.


DIRECTORS

Set forth below are the names, ages, positions and certain other information concerning the current Directors of Mobius.

Mitchell Gross...........  Co-Founder of Mobius. President since 1981 and
Age 51                     Chairman of the Board and Chief Executive Officer
Director since 1981        since 1996.  Mr. Gross was an officer in the U.S.
                           Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and
                           Applied Science and a M.B.A. in finance from The
                           Wharton School at the  University of Pennsylvania.

Gary G. Greenfield.......  President and Chief Executive Officer of MERANT plc
Age 46                     (software development company) from 1998 to 2001.
Director since 1998        Holds a M.S. in information systems from George
                           Washington University and a M.B.A from Harvard
                           Business School. Serves as a director of MERANT plc, Hyperion Solutions, Inc. and Managed Object
                           Solutions.

Edward F. Glassmeyer.....  Co-Founder of Oak Investment Partners (venture
Age 60                     capital firm) and its General Partner since 1978.
Director Since 1997        Holds a B.A. from Princeton University and a M.B.A.
                           from the Tuck School at Dartmouth College. Serves as a Director of TheStreet.com.

Kenneth P. Kopelman......  Partner of Kramer Levin Naftalis & Frankel LLP(1)
Age 49                     (law firm).  Attended Cornell University (A.B.) and
Director since 1997        the London School of Economics and received his
                           J.D. from Columbia University School of Law.
                           Serves as a Director of Liz Claiborne, Inc.

Joseph J. Albracht.......  Co-founder of Mobius. Executive Vice President and
Age 52                     Secretary from 1981 to 1999, Chief Operating
Director since 1981        Officer from 1996 to 1999 and Treasurer from 1981
                           to 1996. Holds a B.S. in operations research and a M.B.A. from Pennsylvania State University.

Robert H. Levitan........  Co-founder and Chief Executive Officer of
Age 40                     Flooz.com.  Co-founder of iVillage.com.  Holds a
Director since 2000        B.A. in history and public policy studies from Duke
                           University.  Serves as a director of New York Cares.

(1) Kramer Levin has served as legal counsel to Mobius since its founding in 1981.


DIRECTOR COMPENSATION

      Mobius employees receive no extra pay for serving as directors. Non-employee directors are each paid a $10,000 annual retainer fee for serving on the Board, payable quarterly in advance, and are paid meeting fees of $1,250 for each Board meeting attended and $500 for each telephonic Board meeting attended, each payable promptly after each meeting. Mr. Kopelman's fees are net of the amounts paid to Kramer Levin for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

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


INFORMATION CONCERNING EXECUTIVE OFFICERS

      Set forth below are the names, positions and certain other information concerning the current Executive Officers of Mobius. Personal information on Mitchell Gross is given above. Executive officers are elected by the Board and serve until the next meeting of the Board following the annual meeting of stockholders and until their successors have been duly executed and qualified.

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

Michael J. Festa        Vice President, Sales (United States and Latin
                        America) since 2000. Joined Mobius in 1991 and served as Area Director from 1998-2000 and Regional
                        Manager from 1996-1997. Holds a B.B.A. in management from Iona College.

David J. Gordon         Interim Chief Financial Officer since 2000.  Joined
                        Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999. Holds a
                        B.A. in Accounting from Queens College N.Y.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, the Company believes that during the year ended June 30, 2001, there was compliance of all
Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders.


ITEM 11.   EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned, by Mobius's Chief Executive Officer and the four other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position                        Annual Compensation(1)
---------------------------       -------------------------------------------------
                                                                          All
                                                                     Other Annual      All Other
                                  Year      Salary         Bonus    Compensation(2)  Compensation
                                  ----      ------         -----    ---------------  ------------
Mitchell Gross                    2001     $200,000      $150,264           --       $73,904(3)
Chairman of the Board             2000      200,000        75,252           --        84,948(3)
  Chief Executive Officer         1999      200,000            --           --        61,632(3)
  and President

Karry Kleeman                     2001      125,000         4,140      311,818         4,069(5)
Vice President, World Sales       2000      125,000         6,126      310,501               --
                                  1999      125,000        60,267      325,972               --

Michael J. Festa (4)              2001      125,000         7,016      257,698         3,468(5)
Vice President, U.S. and          2000      115,500        46,767      176,796               --
  Latin America Sales             1999       95,000       130,267      646,737               --

Sandra A. Becker                  2001      190,000       142,665           --         3,889(5)
Senior Vice President,            2000      190,000       142,658           --        72,943(7)
  Marketing                       1999      107,301(6)     71,250           --        30,000(7)

Joseph Tinnerello                 2001      150,000           231      189,750               --
Vice President, Business          2000      150,000           252      214,500               --
  Business Development            1999      150,000            --      198,000               --

Robert Lawrence                   2001      201,432        48,438           --               --
Vice President, Project           2000      193,737        43,875           --               --
  Engineering                     1999      170,000        48,423           --       271,175(8)

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

(3) Includes premiums on insurance, car premiums, tax preparation fees and sales incentive trip added to compensation. These amounts have been grossed up to include taxes.

(4) Michael J. Festa was elected by the Board of Directors as an Executive Officer on September 13, 2001. If Mr. Festa had been an executive officer as of June 30, 2001, he would have been required to be included in this disclosure.

(5) Includes sales incentive trip. The value of the trip has been grossed up to include taxes.

(6)   Ms.  Becker was  employed by Mobius for  approximately  7 months of fiscal
      1999.

(7)   Includes relocation expenses.

(8) Disqualifying disposition of shares obtained through the exercise of incentive stock options.


BOARD COMMITTEES

      The Board appoints committees to help carry out its duties. Each committee reviews the results of its meetings with the full Board. The Board established its committees in February 1998 in connection with Mobius's initial public offering.

      The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder and Board approval, the Audit Committee chooses the independent public accountants to audit Mobius's financial statements and reviews the scope, results and costs of the audit with such accountants. The Audit Committee also reviews the financial statements and accounting and control practices of Mobius. The Audit Committee consists of Messrs. Glassmeyer, Greenfield and Levitan. The Audit Committee met twice last year.

      The Compensation Committee oversees compensation for Mobius's executives, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering Mobius's 1996 Stock Incentive Plan, Mobius's 1998 Employee Stock Purchase Plan and Mobius's 1998 Executive Incentive Plan. The Compensation Committee consisted of Messrs. Albracht and Glassmeyer. The Compensation Committee met one time last year.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Overview

      The Compensation Committee:

      (1)  reviews and approves the compensation of Mr. Gross;

      (2) approves the general policies applicable to salaries and bonuses for the other executive officers and reviews and acts on bonuses for those officers; and

      (3) makes recommendations to the full Board and senior management with respect to the adoption and administration of Mobius's compensation programs.


      Mobius's executive compensation program is designed to attract, retain, motivate and reward the management talent Mobius needs to achieve its business goals and maintain its leadership in the increasingly competitive environment of enterprise software products.

      The three major components of Mobius's compensation program are salary, annual bonus and stock options.

      The salary and bonus components of Mobius's executive compensation are designed to facilitate the fulfillment of the following objectives:

      (1)  retaining competent management;

      (2) rewarding management for the achievement of short and long term accomplishments;

      (3) aligning the interests of management with the interests of Mobius's stockholders; and

      (4) relating executive compensation to the achievement of our goals and financial performance.


      Salary

      We  base  salary  on  an  executive's  knowledge,   skills  and  level  of
responsibility as well as the economic and business conditions affecting Mobius. Other factors we consider are:

      (1) competitive positioning (comparing Mobius's salary structure with salaries paid by other companies);

      (2)  Mobius's own business performance; and

      (3)  general economic factors.


      Annual Bonus

      We give our executives annual bonuses to provide an incentive and reward for short-term financial success and long-term Company growth. Annual bonuses link compensation in significant part to Mobius's financial performance and is determined solely by the Compensation Committee.


      Stock Options

      We use stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. The stock options are priced at the market price of Mobius's common stock on the date of grant, therefore the options are linked to future performance of our stock because the options do not become valuable to the holder unless the price of our stock increases above the price on the date of grant. The number of stock options granted to an executive as a form of non-cash compensation is determined by the following factors:

      (1)  number of stock options previously granted to an executive;

      (2)  the executive's remaining options exercisable; and


      (3) the value of those remaining stock options, as compared to the anticipated value that an executive will add to Mobius in the future.


      Employee Stock Purchase Plan

      The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire Mobius's common stock with the opportunity to purchase shares with a convenient way of doing so by accumulated payroll deductions. We believe that employee participation in ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

      Executive Incentive Plan

      The Executive Incentive Plan ("Incentive Plan") was established in fiscal 1998 and participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of Mobius. Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. As of September 17, 2001, there were no awards made under the Incentive Plan.

      Compensation of the Chief Executive Officer

      Mr. Gross is one of the founders of Mobius. He beneficially owns approximately 5,550,000 shares of common stock constituting approximately 30.6% of the total amount outstanding. Accordingly, his interest is very much aligned with the interest of all stockholders and Mobius has not considered it sensible to relate Mr. Gross's compensation to Mobius's performance through long-term stock incentives such as restricted stock or stock options. Mr. Gross's compensation package consists primarily of salary and bonus. The members of the Compensation Committee agreed to continue to pay Mr. Gross's $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and granted Mr. Gross a bonus attributable to his success in achieving certain goals during fiscal 2001.

                                                Joseph J. Albracht
                                                Edward F. Glassmeyer


STOCK OPTIONS

      The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan to the Named Officers during fiscal year 2001.

                                 OPTION GRANTS IN LAST FISCAL YEAR
                                         Individual Grants

      ---------------------------------------------------------------------------------------
                                                                         Potential Realizable
                                      % of                                 Value at Assumed
                     Number of     Underlying                              Rates of Stock
                     Securities      Options                               Appreciation for
                     Underlying    Granted to    Exercise                     Option Term
                      Options     Employees in    Price    Expiration   ---------------------
          Name     Granted(#)(1)   Fiscal Year  ($/Share)     Date        5%($)      10%($)
      ---------------------------------------------------------------------------------------
      Sandra A.
      Becker           5,000          0.6%        $3.00     10/20/10     $9,433    $23,906
      ---------------------------------------------------------------------------------------
      Michael J.
      Festa(2)         20,000         2.46%        $3.00    10/20/10    $37,734    $95,624
      ---------------------------------------------------------------------------------------
      Joseph
      Tinnerello       5,000          0.6%         $3.00    10/20/10     $9,433    $23,906
      ---------------------------------------------------------------------------------------

----------
(1) Options were granted on October 20, 2000 and have a maximum term of 10 years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. The vesting of these options is 20% on October 20, 2001 and 5% of the remaining stock options will become exercisable every three months thereafter until October 20, 2005.

(2) Michael J. Festa was elected by the Board of Directors as an Executive Officer on September 13, 2001. If Mr. Festa had been an executive officer as of June 30, 2001, he would have been required to be included in this disclosure.

OPTION EXERCISES AND HOLDINGS

            The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2001 and the unexercised options held by them as of the end of such year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                          Shares                   Number of Securities
                         Acquired      Value      Underlying Unexercised           Value of Unexercised
                            on       Realized       Options at Fiscal              in-the Money Options
        Name             Exercise     ($)(1)            Year-End                 at Fiscal Year-End ($)(1)
        ----             --------     ------   ----------------------------     --------------------------
                                               Exercisable    Unexercisable     Exercisable   Unexercisable
                                               -----------    -------------     -----------   -------------
Mitchell Gross              --         $ --           --            --               $ --           $ --
Karry Kleeman               --           --      297,526          47,474          313,650         34,850
Michael J. Festa(2)         --           --       39,250          60,750           18,450          8,050
Sandra A. Becker            --           --       45,999          59,001               --          1,500
Joseph Tinnerello           --           --      280,000           5,000               --          1,500
Robert Lawrence             --           --      168,000          36,000          344,400         73,800

----------
(1) Based on the closing sale price on the Nasdaq National Market of the common stock on June 29, 2001 of $3.30.

(2) Michael J. Festa was elected by the Board of Directors as an Executive Officer on September 13, 2001. If Mr. Festa had been an executive officer as of June 30, 2001, he would have been required to be included in this disclosure.


STOCK PERFORMANCE GRAPH

      The following graph depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on June 30, 1998 in each of the common stock of Mobius, the Goldman Sachs Technology Composite Index (a published industry index), and the Nasdaq Composite (a broad market index). The Company paid no dividends during the periods shown. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

                             June 30,1998   June 30,1999   June 30,2000   June 29,2001
                             ------------   ------------   ------------   ------------
Mobius                          $100.00       $ 55.00        $ 30.42       $ 22.00
Goldman Sachs
Technology Composite Index       100.00        168.31         265.36        129.51
Nasdaq Composite                 100.00        141.77         209.32        114.03

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the number of shares of Mobius common stock each Named Officer, each non-employee director, and certain stockholders known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, owned as of September 17, 2001.

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      ------------------------------------                --------      -----

      Mitchell Gross(2)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ...........................    5,550,000      30.6%

      Joseph J. Albracht (3)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................    3,943,500      21.7%

      Karry Kleeman(4)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 .................................     315,526       1.7%

      Michael J. Festa (5)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580                                  56,590         *

      Robert Lawrence (6)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     319,000       1.7%

      Joseph Tinnerello(7)
      c/o Mobius Management Systems, Inc.
      600 West Fulton Street
      Chicago, IL 60661..............................     291,600       1.6%

      Edward F. Glassmeyer(8)
      c/o Oak Investments
      1 Gorham Island
      Westport, CT 06880.............................     100,847         *

      Gary G. Greenfield (9)
      c/o MERANT plc
      9420 Key West Avenue
      Rockville, MD 20850............................      30,481         *

      Kenneth P. Kopelman(10)
      c/o Kramer, Levin, Naftalis & Frankel
      919 Third Avenue
      New York, NY 10022.............................      33,850         *

      Robert H. Levitan(11)
      c/o Flooz.com, Inc.
      160 East 88th Street
      New York, NY  10128............................      10,000         *

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      ------------------------------------                --------      -----

      Sandra A. Becker(12)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      60,428         *

      All Executive Officers and Directors
      as a group (13 persons) .......................   10,777,981      56.2%

----------
* Less than 1%

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

(2) Includes 3,732,259 shares of Common Stock held by HARMIT, LP, of which Mitchell Gross is the general partner

(3)   Includes 10,000 shares issuable pursuant to Currently Exercisable Options.

(4)   Includes  314,526  shares  issuable  pursuant  to  Currently   Exercisable
      Options.

(5)   Includes 49,600 shares issuable pursuant to Currently Exercisable Options.

(6)   Includes  204,000  shares  issuable  pursuant  to  Currently   Exercisable
      Options.

(7)   Includes  281,000  shares  issuable  pursuant  to  Currently   Exercisable
      Options.

(8)   Includes 30,000 shares issuable pursuant to Currently Exercisable Options.

(9)   Includes 30,000 shares issuable pursuant to Currently Exercisable Options.

(10) Includes 1,500 shares of Common Stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children and 2,350 shares of Common Stock held jointly by Mr. Kopelman and his wife. Mr. Kopelman disclaims beneficial ownership to such shares. Also includes 30,000 shares issuable pursuant to Currently Exercisable Options.

(11)  Includes 10,000 shares issuable pursuant to Currently Exercisable Options.

(12)  Includes 52,999 shares issuable pursuant to Currently Exercisable Options.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Relationship With Kramer Levin Naftalis & Frankel LLP

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Mobius believes that fees charged by Kramer Levin are at rates and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.


      Relationship With Mr. Tinnerello

      Following a personal leave, on September 30, 1997, Mobius entered into a severance agreement with Mr. Joseph Tinnerello, presently Mobius's Vice President, Business Development, pursuant to which Mr. Tinnerello left Mobius's employment on October 1, 1997 and agreed to certain non-competition and non-solicitation restrictions in consideration for (1) the acceleration of 80,000 options to purchase shares of our common stock previously granted to him and (2) the grant of 100,000 new options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares at the time of the grant. Due to his termination and the terms of Mobius's 1996 Employee Stock Incentive Plan, Mr. Tinnerello forfeited 640,000 options to purchase shares of common stock that were previously granted to him in November 1996. On December 26, 1997, Mr. Tinnerello agreed to return to Mobius effective January 15, 1998. On December 28, 1997, Mobius agreed to advance $160,000 to Mr. Tinnerello against future commissions. As of September 17, 2001, the full amount of such advance remains outstanding. Such monies (net of applicable taxes) were used by Mr. Tinnerello to exercise options to purchase 80,000 shares of Common Stock. On January 15, 1998, Mobius granted Mr. Tinnerello options to purchase 180,000 shares of Common Stock in accordance with and on terms similar to, our standard hiring practices.

      Agreements With Employees

      In February, 1998, Mobius entered into employment agreements with each of Messrs. Gross and Albracht providing for the employment of Mr. Gross as our Chairman of the Board, Chief Executive Officer and President and Mr. Albracht as our Executive Vice President and Chief Operating Officer. Each employment agreement provides for a three-year term ending on April 27, 2001, the third anniversary of our initial public offering. In October 1999, Mr. Albracht ended his employment with the Company. These employment agreements expired during fiscal 2001.


      Compensation Committee Interlocks And Insider Participation

      The current members of our Board's Compensation Committee are Messrs. Albracht and Glassmeyer. There are no compensation committee interlocks which are required to be disclosed by applicable SEC rules. No member of Mobius's Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of Mobius's Board of Directors or Compensation Committee.

PART IV.
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report

Consolidated Balance Sheets as of June 30, 2000 and 2001 Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001 Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 2000, and 2001 Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000, and 2001 Notes to Consolidated Financial Statements


(a)(2)     Financial Statement Schedule

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries as of June 30, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                   KPMG LLP


July 25, 2001
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
             (in thousands, except share data and per share data)


                                                                        June 30,
                                                                 --------------------
                                                                    2000       2001
                                                                 --------    --------
ASSETS

Current assets:
   Cash and cash equivalents                                     $ 21,380   $ 24,099
   Marketable securities, at market value                          10,287     10,508
   Accounts receivable, net of allowance for doubtful
      accounts of $1,084 and $899, respectively                    14,857     12,852
   Software license installments, current portion                   9,836      9,317
   Other current assets                                             3,804       2,304
                                                                 --------    --------
         Total current assets                                      60,164     59,080

Software license installments, non-current portion,
   net of allowance for doubtful accounts of $643
   and $551, respectively                                           7,992      5,216
Investments                                                           531         --
Property and equipment, net                                         9,295      9,231
Deferred income taxes                                                  --      1,242
Other assets                                                           411       746
                                                                  --------   -------

         Total assets                                            $ 78,393   $ 75,515
                                                                 ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                         $ 15,046   $ 15,498
   Deferred revenue                                                16,488     16,950
   Deferred income taxes                                            2,570      3,199
                                                                 --------   --------
         Total current liabilities                                 34,104     35,647

Deferred revenue                                                    2,374      1,398
Deferred income taxes                                               1,324         --
                                                                 --------   --------
         Total liabilities                                         37,802     37,045
                                                                 --------   --------
Stockholders' equity:
   Common stock $.0001 par value; authorized 40,000,000
      shares; issued 22,218,473 and 22,297,413 shares,
      respectively; outstanding 18,114,000 and 18,206,413
      shares, respectively                                              2          2
   Additional paid-in capital                                      48,831     49,624
   Retained earnings                                                4,601      2,611
   Deferred stock compensation                                       (445)      (168)
   Accumulated other comprehensive income                            (313)      (878)
Treasury stock, at cost, 4,104,473
   and 4,275,273 shares, respectively                             (12,085)   (12,721)
                                                                 --------   --------
         Total stockholders' equity                                40,591     38,470
                                                                 --------   --------

Total liabilities and stockholders' equity                       $ 78,393   $ 75,515
                                                                 ========   ========


            See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                         Years Ended June 30,
                                                      1999      2000     2001
                                                      ----      ----     ----

Revenues:
   Software license revenues                        $48,811   $31,018   $39,321
   Maintenance and other revenues                    25,025    29,187    34,891
                                                     ------    ------    ------
      Total revenues                                 73,836    60,205    74,212
                                                     ------    ------    ------
Costs of revenues:
   Software license revenues                          1,223       946     1,219
   Maintenance and other revenues                     5,011     6,070     6,148
                                                     ------     -----    ------
      Total costs of revenues                         6,234     7,016     7,367
                                                     ------   -------    ------

Gross profit                                         67,602    53,189    66,845
                                                     ------    ------    ------

Operating expenses:
   Sales and marketing                               41,877    44,289    44,886
   Research and development                          10,674    14,823    16,267
   General and administrative                         9,409    12,086    10,460
                                                     ------    ------    ------
      Total operating expenses                       61,960    71,198    71,613
                                                     ------    ------    ------

Income (loss) from operations                         5,642   (18,009)   (4,768)

License and other interest income                     2,920     2,930     2,689
Interest expense                                        (16)      (58)       (9)
Foreign currency transactions                          (191)       44       102
Other income                                             --        --       109
Investment impairments                                   --    (2,220)     (718)
                                                     ------    ------    ------
Income (loss) before income taxes                     8,355   (17,313)   (2,595)

Provision (benefit)for income taxes                   4,057    (5,417)     (605)
                                                     ------    ------    ------
Net income (loss)                                   $ 4,298  $(11,896)  $(1,990)
                                                    =======  ========-  =======

Basic earnings (loss) per share                      $ 0.24   $ (0.66)   $(0.11)
Basic weighted average shares
   outstanding                                       17,813    17,988    18,225

Diluted earnings (loss) per share                    $ 0.23   $ (0.66)   $(0.11)
Diluted weighted average
   shares outstanding                                18,964    17,988    18,225


            See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                            Accumulated                     Total
                                                                                               Other                        Stock-
                                       Common Stock       Additional                          Compre-                      holders'
                                     -----------------     Paid-in    Retained   Deferred     hensive   Treasury Stock     (Deficit)
                                     Shares     Amount     Capital    Earnings Compensation   Income    Shares  Amount      Equity
                                     ------     ------     -------    -------- ------------   ------    ------  ------      ------
Balance at June 30, 1998             17,695     $    2     $47,994     $12,199    $(2,076)    $   3     4,091   $(12,000)   $46,122
Net income                               --         --          --       4,298         --        --        --         --      4,298
Change in other comprehensive
income, net of tax                       --         --          --          --         --      (401)       --         --       (401)
                                                                                                                            -------
   Comprehensive income                  --         --          --          --         --        --        --         --      3,897
Stock options exercised                 210         --         463          --         --        --        --         --        463
Change in deferred compensation          --         --         (48)         --      1,094        --        --         --      1,046
                                     ------     ------     -------     -------    --------    ------    -----   ---------   -------
Balance at June 30, 1999             17,905          2      48,409      16,497       (982)     (398)    4,091    (12,000)    51,528
Net loss                                 --         --          --     (11,896)        --        --        --         --    (11,896)
Change in other comprehensive
income, net of tax                       --         --          --          --         --        85        --         --         85
                                                                                                                            -------
   Comprehensive loss                    --         --          --          --         --        --        --         --    (11,811)
Stock options exercised                 155         --         252          --         --        --        13        (85)       167
Stock purchase plan shares issued        54         --         170          --         --        --        --         --        170
Change in deferred compensation          --         --          --          --        537        --        --         --        537
                                     ------     ------     -------     -------    --------    ------    -----   ---------   -------
Balance at June 30, 2000             18,114          2      48,831       4,601       (445)     (313)    4,104    (12,085)    40,591
Net loss                                 --         --          --      (1,990)        --        --        --         --     (1,990)
Change in other comprehensive
income, net of tax                       --         --          --          --         --      (565)       --         --       (565)
                                                                                                                           --------
   Comprehensive loss                    --         --          --          --         --        --        --         --     (2,555)
Stock options exercised                  25         --          38          --         --        --        --         --         38
Stock purchase plan shares issued       238         --         755          --         --        --        --         --        755
Stock repurchase program               (171)        --          --          --         --        --       171       (636)      (636)
Change in deferred compensation          --         --          --          --        277        --        --         --        277
                                     ------     ------     -------     -------    --------    ------    -----   ---------   -------
Balance at June 30, 2001             18,206     $    2     $49,624     $ 2,611      $(168)    $(878)    4,275   $(12,721)  $ 38,470
                                     ======     ======     =======     =======    ========    ======    =====   =========   =======


         See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Years Ended June 30,
                                                                          1999             2000            2001
                                                                        --------        --------         --------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                     $  4,298        $(11,896)        $ (1,990)
                                                                        --------        --------         --------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Deferred income taxes                                                    1,916          (3,200)          (1,937)
  Depreciation and amortization                                            1,372           3,029            4,163
  Stock compensation expense                                               1,046             537              277
  Impairment of investment                                                    --           2,220              718
  Loss on disposal of fixed assets                                            --              22              114
  Other                                                                       --              --              (18)

Change in operating assets and liabilities:
    Accounts receivable, net                                              (1,898)         (2,226)           2,005
    Software license installments                                         (2,365)          5,553            3,295
    Other assets                                                            (644)         (1,430)           1,778
    Accounts payable and accrued expenses                                  3,749           1,921              452
    Other liabilities                                                       (969)             --               --
    Deferred revenue                                                         335           1,503             (514)
                                                                        --------        --------         --------
      Total adjustments                                                    2,542           7,929           10,333
                                                                        --------        --------         --------
      Net cash provided by (used in) operating activities                  6,840          (3,967)           8,343
                                                                        --------        --------         --------

Cash flows used in investing activities:
  Purchase of marketable securities                                       (9,403)         (3,535)         (23,430)
  Purchase of investments                                                 (1,501)         (1,250)            (375)
  Sale of marketable securities                                               --           2,330           23,270
  Sale of fixed assets                                                        --              --               62
  Capital expenditures                                                    (4,479)         (6,152)          (4,245)
  Other investment                                                            --              --             (445)
                                                                        --------        --------         --------
      Net cash used in investing activities                              (15,383)         (8,607)          (5,163)
                                                                        --------        --------         --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                               263             193               35
  Cash received from employee stock purchase                                  --             170              748
  Cash used for stock repurchase program                                      --              --             (636)
  Payments on capital lease obligations                                      (36)            (36)              --
                                                                        --------        --------         --------
      Net cash provided by financing activities                              227             327              147
Effect of exchange rate changes on
  cash and cash equivalents                                                 (360)             81             (608)
                                                                        --------        --------         --------
Net change in cash and cash equivalents                                   (8,676)          2,719
Cash and cash equivalents at beginning of year                            42,222          33,546           21,380
                                                                        --------        --------         --------
Cash and cash equivalents at end of year                                $ 33,546        $ 21,380         $ 24,099
                                                                        ========        ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $     16        $     58         $      9
    Income taxes (refunds), net                                            3,304          (3,119)          (1,690)

         See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

      Mobius Management Systems, Inc., together with its wholly-owned subsidiaries (the "Company"), is a leading provider of software that supports content-intensive e-business applications. The Company is incorporated in Delaware and operates wholly-owned subsidiaries in the United States, United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux.


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

      SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amended SOP 97-2 and clarified what is considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement was adopted by Mobius on July 1, 1999.

      According to these guidelines, when the Company sells a software license contract that includes maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The unearned portion of such maintenance revenue is classified as deferred revenue with amounts extending beyond one-year reported as non-current.

      Revenue on maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

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

      Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from three to fifteen years. Assets acquired under capital leases are depreciated on a straight-line basis over the shorter of the asset's life or the respective lease.

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

      Foreign Currency Translation

      Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the year. Gains or losses that result from translation are shown as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss.

      Cash Equivalents

      The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2000 and 2001, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

      Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at market value. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 1999, 2000 and 2001 are insignificant. As of June 30, 2000 and 2001, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

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

      Earnings Per Share

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Stock options were the only dilutive instruments for the years ended June 30, 1999, 2000 and 2001.

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                         Years Ended June 30,
                                                         --------------------
                                              2000                                       2001
                          ---------------------------------------   ----------------------------------------
                            Net Loss        Shares      Per Share    Net Loss         Shares       Per Share
                          (Numerator)   (Denominator)     Amount    (Numerator)    (Denominator)    Amount
                          -----------   -------------   ---------   -----------    -------------   ---------
Basic EPS:
Net income (loss)          $(11,896)                                 $(1,990)
                           ========                                  =======
Weighted average shares
 Outstanding                                17,988                                    18,225
Basic EPS                                                $(0.66)                                   $(0.11)
                                                         ======                                    ======
Diluted EPS:
Net income (loss)          $(11,896)                                 $(1,990)
                           ========                                  =======
Dilutive effect of
 stock options                                  --                                        --
                                            ------                                    ------
Diluted EPS                                 17,988       $(0.66)                      18,225       $(0.11)
                                            ======       ======                       ======       ======

                                                    Year Ended
                                                  June 30, 1999
                                     --------------------------------------
                                     Net Income      Shares       Per Share
                                     (Numerator)  (Denominator)    (Amount)
                                     -----------  -------------   ---------
         Basic EPS:
         Net income                    $4,298
                                       ======
         Weighted average shares
          outstanding                                17,813
         Basic EPS                                                   $0.24
                                                                     =====
         Diluted EPS:
         Net income                    $4,298
                                       ======
         Dilutive effect of
          stock options                               1,151
                                                      -----
         Diluted EPS                                 18,964          $0.23
                                                     ======          =====

      Outstanding stock options, representing an aggregate of 113,000, 2,684,150 and 3,048,150 shares of Common Stock equivalents, are antidilutive for the year ended June 30, 1999, 2000 and 2001, respectively.

      Stock Based Compensation

      The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 in determining measurement of compensation expense and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method, as defined in SFAS No. 123, had been applied. As such, compensation expense is generally recorded on the date of grant only if the current fair market value of the underlying stock exceeded the exercise price.

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

      Reclassifications

      Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

      Recently Adopted Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138 is effective for fiscal years beginning after June 15, 2000. As of July 1, 2000, the Company has adopted these statements, however the Company has not identified any derivative instruments subject to the provisions of SFAS No. 133. The adoption did not have a material impact on the Company's consolidated results of operations or financial position.

 (3)  Software License Installments

      The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. At June 30, 2000 and 2001 the effective weighted average discount rate used for software license installments was 7.4% in both fiscal years. The discount is amortized to interest income using the interest method over the term of the financing.

      The present values of software license installments to be received after June 30, 2001 are as follows (in thousands):

      Year Ended:

      June 30, 2002                                                     $10,124
      June 30, 2003                                                       4,649
      June 30, 2004                                                       1,249
      June 30, 2005                                                         659
      June 30, 2006                                                          58
                                                                        -------
      Total minimum payments to be received                              16,739
      Less unearned interest income                                      (1,655)
      Less allowance for doubtful accounts                                 (551)
                                                                        -------
      Present value of software license installments, net                14,533
      Less current portion, net                                          (9,317)
                                                                        -------
      Non-current portion, net                                          $ 5,216
                                                                        =======

(4)   Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                                   June 30,
                                                                2000     2001
                                                             -------    -------
      Computer equipment                                     $12,349    $12,689
      Furniture, fixtures and office equipment                 1,089      1,650
      Leasehold improvements                                   1,542      4,665
      Construction in progress                                 1,062         --
                                                             -------    -------
                                                              16,042     19,004
      Less accumulated depreciation and amortization          (6,747)    (9,773)
                                                             -------    -------
      Property and equipment, net                            $ 9,295    $ 9,231
                                                             =======    =======

     Depreciation and amortization expense on property and equipment, including capital leases, was $1,372,000, $2,874,000 and $4,133,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

(5)   Non-Current Investments

      In June 1999, Mobius invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In fiscal 2001, Mobius provided an additional $375,000 to HAN as short term loans.

      Mobius regularly assessed the recoverability of the HAN investment and had concluded that an other than temporary impairment loss had occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of June 30, 2001, Mobius has not received any Intelidata shares.

      As of June 30, 2001, the carrying value of the HAN investment is $188,000 and is included within other current assets. Mobius believes that the carrying value is recoverable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

      In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This was an investment in preferred stock, which would convert into Common Stock if Flooz.com had completed an initial public offering. Mobius held a minority ownership position, which, if the preferred shares converted to Common Stock, would be less than 5%. The Chief Executive Officer of Flooz.com is currently a member of the Board of Directors of Mobius. Flooz.com has ceased operations and has filed for bankruptcy protection. Accordingly, Mobius recorded an impairment loss of $500,000 in the year ended June 30, 2001.

(6)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):
                                                                  June 30,
                                                              2000       2001
                                                            -------    -------
      Accounts payable                                      $ 2,563    $ 2,101
      Compensation and related benefits                       6,569      6,728
      Royalties payable                                       1,168      1,143
      Other                                                   4,746      5,526
                                                            -------    -------
                                                            $15,046    $15,498

(7)   Income Taxes

      Income(loss)before provision (benefit) for income taxes is as follows (in thousands):

                                                    Years Ended June 30,
                                               ----------------------------
                                                 1999       2000      2001
                                               -------    --------   ------
      Domestic income (loss)                   $13,236    $(15,575)  $1,216
      Foreign losses                            (4,881)     (1,738)  (3,811)
                                               -------    --------   ------
                                               $ 8,355    $(17,313) $(2,595)
                                               ========   ========  =======

      The components of the provision (benefit) for income taxes for the years ended June 30, 1999, 2000 and 2001 are as follows (in thousands):

                                                 Years Ended June 30,
            ----------------------------------------------------------------------------------------------
                          1999                          2000                               2001
            -----------------------------   -----------------------------     ----------------------------
            Current    Deferred     Total   Current   Deferred     Total      Current   Deferred     Total
            -------    --------    ------   -------   --------    -------     -------   --------    ------
Federal      $1,736     $1,569     $3,305   $(1,734)   $(2,768)   $(4,502)    $1,000    $(1,592)    $ (592)
State           350        347        697      (532)      (432)      (964)       219       (345)      (126)
Foreign          55         --         55        49          -         49        113          -        113
             ------     ------     ------   -------    -------    -------     ------    -------     ------
             $2,141     $1,916     $4,057   $(2,217)   $(3,200)   $(5,417)    $1,332    $(1,937)    $ (605)
             ======     ======     ======   ========   ========   ========    ======    ========    =======

      The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 1999, 2000 and 2001 (in thousands):

                                                              Years Ended June 30,
                                                              --------------------
                                                         1999        2000         2001
                                                        ------     -------       ------
Expected federal statutory corporate rate               $2,840     $(5,887)       $(882)
State income taxes, net of Federal benefit                 501        (693)         (78)
Losses of foreign  subsidiaries for which no benefit
has been recognized                                      1,170         866          208
Research credit                                           (167)          -            -
Other                                                     (287)        297          147
                                                        ------     -------       ------
Total income tax provision (benefit)                    $4,057     $ 5,417       $ (605)
                                                        ======     =======       ======

Pre-Tax Income(Loss)                                    $8,355   $(17,313)      $(2,595)
                                                        ======   =========      =======

Effective Tax Rate                                        48.6%    (31.3)%      (23.3)%
                                                          =====    =======      =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                  June 30,
                                                              2000      2001
                                                             ------    ------
Deferred tax assets:
  Accounts receivable, principally due
    to allowance for doubtful accounts                       $  483    $  551
  Net operating loss carryforwards                            2,811     4,124
  Depreciation and amortization                                  --       103
  AMT tax credit                                                222       309
  Research and development credit carryforwards                  --       541
Unrealized loss on investments                                   --     1,135
  Other                                                          --        71
                                                             ------    ------
                                                              3,516     6,834
Valuation allowance                                          (2,219)   (3,289)
                                                             ------    ------
  Net deferred tax assets                                     1,297     3,545
Deferred tax liabilities:
  Software license installments                               4,899     5,464
  Depreciation                                                  254        --
  Other                                                          38        38
                                                             ------    ------
  Net deferred tax liability                                 $3,894    $1,957
                                                             ======    ======

      The valuation allowance increased by $1.1 million for the year ended June 30, 2001 primarily due to uncertainty of realization of net operating losses incurred by certain foreign subsidiaries. The valuation allowance decreased by $1.3 million between fiscal 1999 and 2000 primarily as a result of utilization of some of the foreign losses in certain foreign jurisdictions. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized.

      The expiration of net operating loss carryforwards varies by jurisdiction; some begin to expire in fiscal 2002 and others extend indefinitely.

(8)   Preferred Stock

      The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2000 and 2001.

(9)   Treasury Stock

      In December 2000, the Board of Directors authorized a stock repurchase program under which Mobius may repurchase up to 1,000,000 shares of Mobius's outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares. Through June 30, 2001, 170,800 shares at an approximate cost of $636,000 were repurchased under this program.

(10)  Stock Option Plans

      1996 Stock Incentive Plan

      In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 4,388,400 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

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

      Total stock option activity during the periods indicated was as follows:

                                                                Weighted
                                                                 Average
                                                  Number of     Exercise
                                                   Shares         Price
                                                  ---------     --------
Balance at June 30, 1998                         2,397,500       $ 5.17
  Granted                                          374,000        10.10
  Exercised                                       (210,650)        1.25
  Forfeited                                        (79,000)        6.63
  Expired                                               --          --
                                                 ---------
Balance at June 30, 1999                         2,481,850         6.20
  Granted                                          609,750         4.67
  Exercised                                       (154,950)        1.25
  Forfeited                                       (252,500)        5.60
  Expired                                               --          --
                                                 ---------
Balance at June 30, 2000                          2,684,150         6.19
  Granted                                          813,750         3.04
  Exercised                                        (24,650)        1.29
  Forfeited                                       (425,100)        6.80
  Expired                                               --           --
                                                 ---------
Balance at June 30, 2001                         3,048,150        $5.31
                                                 =========

      The following table summarizes information about the stock option plans:

                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
---------------------------------------------------------   ------------------------
                      Number       Weighted      Weighted       Number      Weighted
                   Outstanding      Average      Average     Exercisable     Average
    Range of          as of       Contractual    Exercise       as of       Exercise
 Exercise Prices   June 30,2001      Life         Price     June 30, 2001     Price

  $1.25 - $1.25      643,150         5.17         $1.25        553,600        $1.25

  $2.00 - $3.25      615,750         9.35         $2.88             --          --

  $3.50 - $6.94      925,850         7.64         $5.07        508,426        $5.47

 $7.00 - $10.25      468,000         7.05         $9.23        398,650        $9.43

 $11.00 - $15.00     395,400         6.94         $11.60       251,874       $11.50
                   ---------                                   -------

 $1.25 - $15.00    3,048,150         7.28         $5.31       1,712,550       $5.91


      At June 30, 2001, there were 895,500 shares available for grant under the Plan and 110,000 shares available for grant under the Directors' Plan. At June 30, 1999 and 2000, there were 803,321 and 1,242,276 options exercisable.

      In January, February and March 1998 the Company granted 350,000 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $1,046,000, $537,000 and $277,000 for the years ended June 30, 1999, 2000 and 2001, respectively. Such compensation expense is included within Sales and marketing of $802,000, $397,000 and $193,000, Research and development of $195,000, $112,000 and $67,000 and General and administrative expenses of $49,000, $28,000 and $17,000 for the years ended June 30, 1999, 2000 and 2001, respectively. There is approximately, $125,000 and $43,000 of expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal years 2002 and 2003, respectively, to be adjusted for option holders' terminations.

      If the Company had determined compensation cost based on the fair value of the option on the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below.

                                                        Year Ended June 30,
                                                   1999       2000        2001
                                                   ----       ----        ----
Proforma net income (loss) and earnings
(loss) per share as would be reported
under SFAS No. 123:
   Net income (loss)                             $2,629    $(14,449)   $(4,379)
   Basic earnings (loss) per share               $ 0.15      $(0.80)   $ (0.24)
   Diluted earnings (loss) per share             $ 0.14      $(0.80)   $ (0.24)

      The modified Black Scholes option pricing model was used for grants prior to June 30, 1998 and the Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 1999, 2000 and 2001 was $10.07, $4.54 and $2.95 on the date of grant, respectively. Grants during the year ended June 30, 1999, 2000 and 2001 assumed 568%, 412% and 343% of volatility,  expected  dividend yield of 0.0% and an expected life of 3.2 years,
3.1 years and 3.2 years, respectively. The assumed risk free interest rate on the date of grants was 5.25%, 6.2% and 5.0% in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

(11)  1998 Employee Stock Purchase Plan ("ESPP")

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,150,000 shares. During fiscal 1999 there were no shares issued under this plan. During fiscal 2000 and fiscal 2001, 53,812 and 238,563 shares were issued under the ESPP, respectively. As of June 30, 2001, 111,768 shares are reserved for issuance and there were 745,857 remaining shares available to purchase under this plan.

(12)  Employee Savings Plan and Executive Incentive Plan

      In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 1999, 2000 and 2001.

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

      Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. For the years ended June 30, 1999, 2000 and 2001, no awards were made under the Incentive Plan.

(13)  Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the years ended June 30, 1999, 2000 and 2001 is as follows:

                                                       Year ended June 30,
                                                   1999       2000       2001
                                                   ----       ----       ----
Net income (loss)                                $4,298    $(11,896)   $(1,990)
Unrealized marketable securities gain (loss)        (41)          4         43
Unrealized translation gain (loss)                 (360)         81       (608)
                                                --------------------------------
Comprehensive income (loss)                      $3,897     $(11,811)  $(2,555)
                                                ================================

(14)  Lease Commitments

      The Company has operating leases for its office facilities which expire on various dates through fiscal 2008 and provide for escalation and additional payments relating to operating expenses.

      The following is a schedule of future minimum lease payments for operating leases as of June 30, 2001 (in thousands):

                                                    Operating
                                                     Leases
Year Ended:

June 30, 2002                                       $ 3,154
June 30, 2003                                         2,876
June 30, 2004                                         2,591
June 30, 2005                                         2,404
June 30, 2006                                         1,112
Thereafter                                            5,159
                                                    -------

Total minimum lease payments                        $17,296
                                                    =======


      Rental expense for all operating leases was approximately $2,419,000, $3,319,000 and $3,516,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

      In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(15)  Segment and Geographic Information

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products or services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one principal business segment across domestic and international markets. No foreign country accounted for more than 10% of revenue or 10% of identifiable assets in any of the periods presented.

                                         United
                                         States    Foreign(a)   Eliminations   Total
                                         ------    ----------   ------------   -----
Year Ended June 30, 1999:
Revenue:
  From external customers(b)             $64,269       9,567           --     $73,836
  Between geographic areas(c)              2,594          --       (2,594)         --
                                         -------     -------      -------     -------
Total revenue                            $66,863       9,567       (2,594)    $73,836
                                         =======     =======      =======     =======

Long-lived assets                        $18,642       2,136           --     $20,778
                                         =======       =====      =======     =======

Year Ended June 30, 2000:
Revenue:
  From external customers(b)             $50,321       9,884           --     $60,205
  Between geographic areas(c)              1,233          --       (1,233)         --
                                         -------     -------      -------     -------
Total revenue                            $51,554       9,884       (1,233)    $60,205
                                         -------     -------      -------     -------

Long-lived assets                        $16,422       1,807           --     $18,229
                                         =======      ======      =======     =======

Year Ended June 30, 2001:
Revenue:
  From external customers(b)             $61,415      12,797           --     $74,212
  Between geographic areas(c)              3,133          --       (3,133)         --
                                         -------      ------       ------     -------
Total revenue                            $64,548      12,797       (3,133)    $74,212
                                         =======      ======       ======     =======

Long-lived assets                        $14,589       1,846           --     $16,435
                                         =======      ======       ======     =======

----------
(a) The Company operates wholly-owned subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux. Includes international sales with agents.

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents royalties from foreign subsidiaries. Royalties from foreign subsidiaries are a percentage of the license land maintenance fees paid by customers to such foreign subsidiaries.


(16)  Sale of INFOPAC-Tapesaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. The buyer assumed responsibility for maintenance support for all existing TapeSaver licenses, however, the Company recognized approximately $1.1 million of TapeSaver maintenance revenue through December 31, 1999 for TapeSaver maintenance billings collected prior to the sale, $795,000 of which was recognized in fiscal 1999 and $302,000 of which was recognized in fiscal 2000. No TapeSaver maintenance revenue was recognized in fiscal 2001. For the years ended June 30, 1999, 2000 and 2001, the Company recognized $756,000, $673,000 and $450,000 of TapeSaver license revenue, respectively. Future TapeSaver license revenue of $112,500 each quarter, will be recognized as the buyer makes scheduled payments through December 31, 2003. The buyer is delinquent on these payments since June 2001.

                                                                     SCHEDULE II


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                   Additions
                                      Balance at   Charged to   Charges                 Balance
                                      beginning    costs and    to other                at end
Description                           of period     expenses    accounts  Deductions   of period
-----------                           ---------    ---------    --------  ----------   ---------
Year ended June 30, 1999:
Deductions from asset account:
  Allowance for doubtful accounts       $1,379        636         --        (343)        $1,672
Year ended June 30, 2000:
Deductions from asset account:
  Allowance for doubtful accounts       $1,672        470         --        (415)        $1,727
Year ended June 30, 2001:
Deductions from asset account:
  Allowance for doubtful accounts       $1,727        316         --        (593)        $1,450

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

** Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBIUS MANAGEMENT SYSTEMS, INC.


                                          By:   /s/  MITCHELL GROSS
                                                --------------------------------
                                                Mitchell Gross
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                (Principal Executive Officer)

                                          Date: September 26, 2001


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signatures                      Title(s)                     Date
          ----------                      --------                     ----
     /s/ Mitchell Gross       Chairman of the Board, Chief       September 26, 2001
    -----------------------   Executive Officer, President
        Mitchell Gross        and Director
                              (Principal Executive Officer)


   /s/ Joseph J. Albracht     Director                           September 26, 2001
  -------------------------
      Joseph J. Albracht


      /s/ David J. Gordon     Interim Chief Financial            September 26, 2001
    -----------------------   Officer, Assistant Treasurer
        David J. Gordon       and Assistant Secretary
                              (Principal Financial
                              and Accounting Officer)


   /s/ Edward F. Glassmeyer   Director                           September 26, 2001
  --------------------------
     Edward F. Glassmeyer



    /s/ Kenneth P. Kopelman   Director                           September 26, 2001
  --------------------------
      Kenneth P. Kopelman



      /s/ Gary Greenfield     Director                           September 26, 2001
    ----------------------
      Gary G. Greenfield


     /s/ Robert Levitan       Director                           September 26, 2001
    ----------------------
        Robert Levitan