Form 10-Q
period 2001-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2001-11-13
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended September 30, 2001

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

Number of shares outstanding of the issuer's common stock as of November 8, 2001

                 Class                          Number of Shares Outstanding

 Common Stock, par value $0.0001 per share                17,211,786

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

              Consolidated Balance Sheets
                June 30, 2001 and September 30, 2001

           Consolidated Statements of Operations
                Three months ended September 30, 2000 and 2001

           Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 2001
              Consolidated Statements of Cash Flows
                Three months ended September 30, 2000 and 2001

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



SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)



                                                                     Unaudited
                                                          June 30, September 30,
                                                           2001          2001
                                                        ---------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                              $ 24,099     $ 27,381
   Marketable securities, at market value                   10,508        7,671
   Accounts receivable, net of allowance for doubtful
       accounts of $899 and $947, respectively              12,852       11,024
   Software license installments, current portion            9,317        9,004
   Other current assets                                      2,304        2,352
                                                           -------      -------
            Total current assets                            59,080       57,432

Software license installments, non-current portion,
  net of allowance for doubtful accounts of $551
   and $565, respectively                                    5,216        5,848
Property and equipment, net                                  9,231        8,289
Deferred income taxes                                        1,242        2,014
Other assets                                                   746          705
                                                           -------      -------
              Total assets                                 $75,515      $74,288
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $ 15,498      $14,404
   Deferred revenue                                         16,950       20,064
   Deferred income taxes                                     3,199        3,026
                                                           -------      -------
            Total current liabilities                       35,647       37,494

Deferred revenue                                             1,398        1,268
                                                           -------      -------
       Total liabilities                                    37,045       38,762
                                                           -------      -------

Stockholders' equity:
   Common stock $.0001 par value; authorized 40,000,000
       shares; issued 22,481,436 shares; outstanding
       18,206,413 and 17,728,313 shares, respectively            2            2
   Additional paid-in capital                               49,624       49,624
   Retained earnings                                         2,611          755
   Deferred stock compensation                                (168)        (128)
   Accumulated other comprehensive income                     (878)        (708)
Treasury stock, at cost, 4,275,023
   and 4,753,123 shares, respectively                      (12,721)     (14,019)
                                                           -------      -------
            Total stockholders' equity                      38,470       35,526
                                                           -------      -------

Total liabilities and stockholders' equity                 $75,515      $74,288
                                                           =======      =======


See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                   Three Months Ended
                                                       September 30,
                                                   2000            2001
                                                   ----            ----

Revenues:
     Software license revenues                   $10,406         $5,407
     Maintenance and other revenues                8,124          9,171
                                                  ------         ------
         Total revenues                           18,530         14,578
                                                  ------         ------
Costs of revenues:
     Software license revenues                       417            234
     Maintenance and other revenues                1,561          1,975
                                                  ------         ------
         Total costs of revenues                   1,978          2,209
                                                  ------         ------

Gross profit                                      16,552         12,369
                                                 -------         ------

Operating expenses:
     Sales and marketing                          11,682          9,288
     Research and development                      4,330          3,744
     General and administrative                    2,582          2,589
                                                 -------         ------
              Total operating expenses            18,594         15,621
                                                 -------         ------

Loss from operations                              (2,042)        (3,252)

License and other interest income                    696            539
Interest expense                                      (3)            (5)
Foreign currency transaction gains                     4              2
Investment impairment                               (218)            --
                                                 -------          ------
Loss before income taxes                          (1,563)        (2,716)

Benefit from income taxes                           (484)          (860)
                                                 -------         ------
Net loss                                         $(1,079)       $(1,856)
                                                 =======        =======

Basic and diluted loss per share                 $(0.06)         $(0.10)
Basic and diluted weighted average
     shares outstanding                           18,115         18,143


   See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)


                                                                                    Accumulated                      Total
                                                Additional                            Other                       Stockholders'
                                  Common Stock    Paid-in   Retained    Deferred   Comprehensive  Treasury Stock   (Deficit)
                                 Shares  Amount   Capital   Earnings  Compensation    Income     Shares    Amount    Equity
                                 ------  ------   -------   --------  ------------    ------     ------    ------    ------

Balance at June 30, 2001          18,206   $ 2    $49,624     $2,611      $(168)      $(878)      4,275  $(12,721)  $38,470
Net loss                               -     -          -     (1,856)         -           -           -         -    (1,856)
Change in other comprehensive
  income, net of tax                   -     -          -          -          -         170           -         -       170
                                                                                                                      ------
   Comprehensive loss                  -     -          -          -          -           -           -         -    (1,686)
Stock repurchase program            (478)    -          -          -          -           -         478    (1,298)   (1,298)
Change in deferred compensation        -     -          -          -         40           -           -         -        40
                                ----------------------------------------------------------------------------------------------
Balance at September 30, 2001     17,728    $2    $49,624       $755      $(128)      $(708)      4,753   (14,019)  $35,526
                                ==============================================================================================



See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                               2000       2001
                                                               ----       ----


Cash flows provided by (used in) operating activities:
  Net loss                                                 $ (1,079)    $(1,856)
Adjustments to reconcile net loss to net cash provided
  by operating  activities:
   Deferred income taxes                                       (260)       (945)
   Depreciation and amortization                              1,009       1,092
   Stock compensation expense                                    91          40
   Impairment of investment                                     218          --
   Other                                                         --          12
Change in operating assets and liabilities:
     Accounts receivable, net                                  (964)      1,828
     Software license installments                            1,005        (319)
     Other assets                                              (221)        (82)
     Accounts payable and accrued expenses                      274      (1,094)
     Deferred revenue                                         1,496       2,984
                                                            -------     -------
         Total adjustments                                    2,648       3,516
                                                            -------     -------
    Net cash provided by operating activities                 1,569       1,660

Cash flows provided by (used in) investing activities:
   Purchase of marketable securities                         (2,485)     (3,146)
   Purchase of investments                                     (281)         --
   Sale of marketable securities                              2,500       5,975
   Capital expenditures                                      (2,572)        (75)
                                                            -------     -------
    Net cash provided by (used in) investing activities      (2,838)      2,754
                                                            -------     -------

Cash flows provided by (used in) financing activities:
   Cash used for stock repurchase program                        --      (1,298)
   Cash received from exercise of stock options                   5          --
                                                            -------     -------
    Net cash provided by (used in) financing activities           5      (1,298)
                                                            -------     -------
Effect of exchange rate changes on
   cash and cash equivalents                                   (253)        166
                                                            -------     -------
Net change in cash and cash equivalents                      (1,517)      3,282
Cash and cash equivalents at beginning of year               21,380      24,099
                                                            -------   ---------
Cash and cash equivalents at end of year                    $19,863     $27,381
                                                            =======     =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
     Interest                                               $     3     $     5
     Income taxes, net                                      $     -     $     8


See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 2001 and September 30, 2001 and for the three month periods ended September 30, 2000 and 2001, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                        Three Months Ended September 30,
                                               2000                                          2001
                           -------------- --------------- -----------    -------------- --------------- -----------
                            Net Income        Shares      Per Share       Net Income        Shares      Per Share
                            (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount


Basic EPS:
Net income (loss)            $(1,079)                                      $(1,856)
                             ========                                      ========
Weighted average shares
 outstanding                                  18,115                                        18,143
Basic earnings (loss)
per share                                                  $(0.06)                                       $(0.10)
                                                           =======                                       =======
Diluted earnings (loss)
per share:
Net income (loss)            $(1,079)                                      $(1,856)
                             ========                                      ========
Dilutive effect of
 stock options                                     -                                             -
                                              ------                                        ------
Diluted earnings (loss)
per share                                     18,115       $(0.06)                          18,143       $(0.10)
                                              ======       =======                          ======       =======

         Outstanding stock options, representing an aggregate of 2,626,375 and 2,930,175 shares of Common Stock equivalents, are antidilutive for the three months ended September 30, 2000 and 2001, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three months ended September 30, 2000 and 2001, respectively. As of June 30, 2001 and September 30, 2001, the unamortized investment premium and unrealized holding gains and losses were insignificant.

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

(5)  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                       June 30,   September 30,
                                                         2001         2001
                                                       -------    ------------
   Computer equipment                                  $12,689      $12,777
   Furniture, fixtures and office equipment              1,650        1,675
   Leasehold improvements                                4,665        4,675
                                                        ------       -------
                                                        19,004       19,127
   Less accumulated depreciation and amortization       (9,773)     (10,838)
                                                        ------      -------
   Property and equipment, net                          $9,231      $ 8,289
                                                        ======      =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $988,000 and $1,017,000 for the three months ended September 30, 2000 and 2001, respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first quarter of fiscal 2001, Mobius provided an additional $281,000 as a short term loan to HAN. Mobius's investment in HAN was a minority ownership position, which was less than 5%. Mobius did not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly assessed the recoverability of the Home Account Network ("HAN") and had concluded that an other than temporary impairment loss had occurred in the three months ended September 30, 2000. Accordingly, an impairment loss of $218,000 was recorded for the three months ended September 30, 2000. As of September 30, 2000, the remaining carrying value of the HAN investment was $94,000 and is included within other current assets. In the second quarter of fiscal 2001, Mobius provided an additional $94,000 as a short term loan to HAN which was convertible to preferred stock, which increased the carrying value to $188,000.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of September 30, 2001, Mobius has not received any Intelidata shares.


         As of September 30, 2001, the carrying value of the HAN is $188,000 and is included within other current assets. Mobius believes that the carrying value is recoverable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.


(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                             June 30,    September 30,
                                               2001          2001
                                             -------     ------------

 Accounts payable                            $ 2,101       $ 1,364
 Compensation and related benefits             6,728         5,465
 Royalties payable                             1,143         1,156
 Other                                         5,526         6,419
                                             -------       -------
                                             $15,498       $14,404
                                             =======       =======

(8)  Common Stock

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock of which 648,900 shares at an approximate cost of $1.9 million were repurchased from the program's inception through September 30, 2001. The number of shares to be repurchased and timing of purchases are based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

(9)  Stock Incentive Plan

         In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Initial Public Offering in April 1998. As a result, the Company recognized stock compensation expense of $91,000 and $40,000 for the three months ended September 30, 2000 and 2001, respectively. Such compensation expense is included within Sales and marketing of $66,000 and $26,000, Research and development of $20,000 and $11,000 and General and administrative expenses of $5,000 and $3,000 for the three months ended September 30, 2000 and 2001, respectively. There is approximately $85,000 and $43,000 of stock compensation expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal years 2002 and 2003, respectively, to be adjusted for option holders' terminations.

(10)  Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive loss for the quarters ended September 30, 2000 and 2001 is as follows (in thousands):

                                                      Three Months ended
                                                         September 30,
                                                       2000        2001
                                                       ----        ----

Net loss                                            $(1,079)     $(1,856)
Unrealized marketable securities gain                    19            5
Unrealized translation gain (loss)                     (253)         165
                                                  -----------------------
Comprehensive loss                                  $(1,313)     $(1,686)
                                                  =======================


(11)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three months ended September 30, 2000, the Company recognized $112,500 of TapeSaver license revenue. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three months ended September 30, 2001. Mobius has commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. The outstanding balance of payments due to Mobius from the buyer is approximately $1.2 million, which will be recognized when the buyer makes the remaining payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended September 30, 2000 and 2001, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

         Mobius is a leading provider of content management software solutions that manage and present enterprise content. For over two decades, Mobius has delivered innovative technology that provides access through a common portal to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Today, our ViewDirect(R) technology stores and integrates information in virtually any format, presenting and distributing it over the Internet and corporate networks. Personalized views and automated distribution options deliver information in the format needed by each employee, customer and partner. This versatile technology supports a broad range of e-business requirements, including corporate portals, customer service, customer relationship management, electronic bill presentment and payment, and archiving and output management for enterprise resource planning systems.

Results of Operations

         The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:



                                                      Three Months Ended
                                                          September 30,
                                                        2000        2001
                                                      -------------------
                                                           (Unaudited)

Revenues:
  Software license revenues                            56.2%        37.1%
  Maintenance and other revenues                       43.8         62.9
                                                      -----        -----
         Total revenues                               100.0        100.0
                                                      -----        -----
Costs of revenues:
  Software license revenues                             2.3          1.6
  Maintenance and other revenues                        8.4         13.6
                                                      -----        -----
         Total costs of revenues                       10.7         15.2
                                                       ----        -----
Gross profit                                           89.3         84.8

Operating expenses:
  Sales and marketing                                  63.0         63.7
  Research and development                             23.4         25.7
  General and administrative                           13.9         17.7
                                                      -----        -----
         Total operating expenses                     100.3        107.1
                                                      -----        -----
Loss from operations                                  (11.0)       (22.3)
                                                      -----        -----

License and other interest income                       3.8          3.7
Interest expense                                         --           --
Foreign currency transaction (losses) gains              --           --
Investment impairment                                  (1.2)          --
                                                      ------       ------
Loss before income taxes                               (8.4)       (18.6)
Benefit from income taxes                              (2.6)        (5.9)
                                                      -----        -----
Net loss                                               (5.8)%      (12.7)%
                                                      =====        =====


Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 2001

Revenues.

o Total revenues decreased 21.3% from $18.5 million in last year's quarter to $14.6 million this quarter. Domestic revenues decreased 22.2% from $14.9 million in last year's quarter to $11.6 million this quarter. International revenues decreased 16.7% from $3.6 million in last year's quarter to $3.0 million this quarter. The decrease in total revenues is due to a decrease in software license revenues, offset by an increase in maintenance and other revenues.

o Software license revenues decreased 48.0% from $10.4 million in last year's quarter to $5.4 million this quarter. The Company believes that the worsening global economy and recent geopolitical events caused customers to defer additional information technology capital spending, therefore there were less revenues this quarter than in last year's quarter.

o Maintenance and other revenues increased 12.9% from $8.1 million in last year's quarter to $9.2 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and to a lesser extent, increases in the maintenance fees charged by the Company. Other revenues for both quarters were not significant.


Costs of Revenues.


o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 43.9% from $417,000 in last year's quarter to $234,000 this quarter, representing 4.0% and 4.3%, respectively, of software license revenues in those quarters. The costs of software license revenue as a percentage of software license revenues increased from last year's quarter to this quarter primarily due to increased license revenues from products that require royalty payments and sublicense fee payments.


o Costs of maintenance and other revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues were $1.6 million in last year's quarter and $2.0 million this quarter, representing 19.2% and 21.5%, respectively, of maintenance and other revenues in those quarters. The increase in this quarter's costs as a percentage of maintenance and other revenues was primarily attributable to an increase in the cost of other revenues offset by maintenance revenues that did not require additional expenditures for support staff.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 20.5% from $11.7 million in last year's quarter to $9.3 million this quarter, representing 63.0% and 63.7%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to decreased commission costs as a result of decreased license revenues and a decrease in sales and marketing expenses related to the consolidation of the Click-n-Done sales and marketing departments into Mobius's established sales and marketing structures.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 13.5% from $4.3 million in last year's quarter to $3.7 million this quarter, representing 23.4% and 25.7%, respectively, of total revenues in those quarters. The decrease in research and development expenses, including the development costs associated with Click-n-Done.com, were primarily attributable to the consolidation of dedicated Click-n-Done research and development department into Mobius's established research and development departments and utilizing fewer outside research contractors.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses were $2.6 million in last year's quarter and this quarter, representing 13.9% and 17.7%, respectively, of total revenues in those quarters.

         License and other interest income; interest expense; foreign currency transaction gains (losses). License and other interest income was $696,000 and $539,000 in last year's quarter and this quarter, respectively. The decrease in interest income is due to a decrease in the cash balance during last year's quarter and less returns on investments during fiscal 2002. During both quarters interest expense and foreign currency transaction gains were insignificant.

         Investment Impairment. In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first quarter of fiscal 2001, Mobius provided an additional $281,000 as a short term loan to "HAN". Mobius's investment in HAN was a minority ownership position, which was less than 5%. Mobius did not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly assessed the recoverability of the Home Account Network ("HAN") and had concluded that an other than temporary impairment loss had occurred in the three months ended September 30, 2000. Accordingly, an impairment loss of $218,000 was recorded for the three months ended September 30, 2000. As of September 30, 2000, the remaining carrying value of the HAN investment was $94,000 and is included within other current assets. In the second quarter of fiscal 2001, Mobius provided an additional $94,000 as a short term loan to HAN which was convertible to preferred stock, which increased the carrying value to $188,000.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of September 30, 2001, Mobius has not received any Intelidata shares.

         As of September 30, 2001, the carrying value of the HAN is $188,000 and is included within other current assets. Mobius believes that the carrying value is recoverable based on estimates of the amount and value of shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of September 30, 2001, Mobius had cash and cash equivalents of $27.4 million, a 13.6% increase from the $24.1 million held at June 30, 2001. In addition, Mobius had marketable securities of $7.7 million and $10.5 million as of September 30, 2001 and June 30, 2001, respectively.

         Net cash provided by operating activities was $1.6 million in last year's quarter and $1.7 million this quarter. Mobius's primary sources of cash during this quarter were increased deferred revenue and decreased accounts receivable. These sources were offset by a net loss and decreases in accounts payable. Mobius's depreciation and amortization expense adjustment in operating activities was $1.0 million and $1.1 million in last year's quarter and this quarter, respectively. Deferred revenue increased 16.3% from $18.3 million at June 30, 2001 to $21.3 million at September 30, 2001. Net software license installments increased 2.2% from $14.5 million at June 30, 2001 to $14.9 million at September 30, 2001. Net accounts receivable decreased 14.2% from $12.9 million at June 30, 2001 to $11.0 million at September 30, 2001.

         Cash used in investing activities was $2.8 million in last year's quarter and cash provided by investing activities was $2.8 million in this quarter, respectively. During the quarter ending September 30, 2001, the Company sold $6.0 million of marketable securities and purchased $3.1 million of marketable securities.

         Cash provided by financing activities was $5,000 in last year's quarter and cash used by financing activities was $1.3 million in this quarter. In this quarter, the cash was used to repurchase Mobius's common stock.

Bad Debt Reserves

         Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. At September 30, 2000 and September 30, 2001 approximately 80% and 87% of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances greater than $100,000 comprised 80% of net software license installments of $14.5 million at June 30, 2001 and $14.9 million at September 30, 2001. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million at June 30, 2000 and September 2001.

Other Matters

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock of which 648,900 shares at an approximate cost of $1.9 million were repurchased from the program's inception through September 30, 2001. The number of shares to be repurchased and timing of purchases are based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares. The expanded program was completed in October 2001.

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three months ended September 30, 2000, the Company recognized $112,500 of TapeSaver license revenue. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three months ended September 30, 2001. Mobius has commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. The outstanding balance of payments due to Mobius from the buyer is approximately $1.2 million, which will be recognized when the buyer makes the remaining payments.

         During fiscal 2001, Mobius integrated Click-n-Done with Mobius's other products, to provide an integrated architecture that supports electronic statement presentment, electronic bill presentment and payment and electronic invoice presentment and payment. Mobius's segregated expenses for Click-n-Done were approximately $1.8 million for the quarter ended September 30, 2000. For the quarter ended September 30, 2001, Click-n-Done's expenses are combined with Mobius's other product expenses.

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

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. As of July 1, 2001, the Company adopted this statement.

         Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested for impairment annually or whenever events or circumstances occur that indicate goodwill could have been impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under Statement 141 will be reclassified to goodwill. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of Statement 142, companies will be required to perform a transitional goodwill impairment assessment. The Company plans to adopt this statement on July 1, 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of recorded goodwill or intangible assets associated with any prior business combination.

         In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001, therefore Mobius plans to adopt this statement on July 1, 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of long-lived assets.

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

         Mobius expects that the worsening global economy and recent geopolitical events will continue to impact future quarterly operating results. The state of the global economy has caused certain Mobius customers to defer additional information technology spending. The current unstable economic environment may have an adverse effect on Mobius.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At September 30, 2001, Mobius primarily held debt securities.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.     Description

3.1*      Form  of  Second  Amended  and  Restated   Certificate  of
          Incorporation  of  the Registrant
3.2*      Form of Amended and Restated By-Laws of the Registrant
4.1*      Specimen certificate representing the Common Stock
10.4A Mobius Management Systems, Inc. 1998 Amended Non-Employee Director Stock Option Plan

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

Date:  November 13, 2001

                                   MOBIUS MANAGEMENT SYSTEMS, INC.

                                   By:     /s/ David J. Gordon
                                           David J. Gordon
                                           Assistant Secretary, Interim
                                           Chief Financial Officer and
                                           Assistant Treasurer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.     Description


3.1*      Form  of  Second  Amended  and  Restated   Certificate  of
                Incorporation  of  the Registrant
3.2*      Form of Amended and Restated By-Laws of the Registrant
4.1*      Specimen certificate representing the Common Stock
10.4A     Amendment #1 to Mobius Management Systems,  Inc. 1998 Non-Employee
                Director Stock Option Plan




* Filed as an exhibit to Mobius's Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.