Form 10-Q
period 2001-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2002-02-12
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2001

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

Number of shares outstanding of the issuer's common stock as of February 6, 2002

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                17,227,286

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

            Consolidated Balance Sheets
                June 30, 2001 and December 31, 2001

            Consolidated Statements of Operations
                Three and six months ended December 31, 2000 and 2001

            Consolidated Statements of Stockholders' Equity
                Six months ended December 31, 2001

            Consolidated Statements of Cash Flows
                Six months ended December 31, 2000 and 2001

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

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)


                                                                    Unaudited
                                                        June 30,   December 31,
                                                          2001        2001
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $24,099      $28,761
  Marketable securities, at market value                  10,508        6,638
  Accounts receivable, net of allowance for
    doubtful accounts of $899 and $891, respectively      12,852       10,763
  Software license installments, current portion           9,317        7,484
  Other current assets                                     2,304        2,095
                                                         -------      -------
        Total current assets                              59,080       55,741

Software license installments, non-current portion,
  net of allowance for doubtful accounts of $551
  and $545, respectively                                   5,216        5,065
Property and equipment, net                                9,231        7,996
Deferred income taxes, non-current                         1,242        1,831
Other non-current assets                                     746          660
                                                         -------      -------
        Total assets                                     $75,515      $71,293
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $15,498      $15,144
  Deferred revenues, current                              16,950       19,536
  Deferred income taxes, current                           3,199        2,466
                                                         -------      -------
        Total current liabilities                         35,647       37,146

Deferred revenues, non-current                             1,398        1,249
                                                         -------      -------
        Total liabilities                                 37,045       38,395

Stockholders' equity:
  Common stock, $.0001 par value; authorized
    40,000,000 shares; issued 22,481,436 and
    22,581,759 shares; outstanding 18,206,413
    and 17,227,286 shares, respectively                        2            2
  Additional paid-in capital                              49,624       49,827
  Retained earnings (Accumulated deficit)                  2,611         (156)
  Deferred stock compensation                               (168)         (88)
  Accumulated other comprehensive income                    (878)        (705)
  Treasury stock, at cost, 4,275,023 and 5,354,473
    shares, respectively                                 (12,721)     (15,982)
                                                         -------      -------
        Total stockholders' equity                        38,470       32,898
                                                         -------      -------

Total liabilities and stockholder's equity               $75,515      $71,293
                                                         =======      =======

See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                 Three months ended              Six months ended
                                                    December 31,                    December 31,
                                               2000             2001             2000           2001
                                               ----             ----             ----           ----

Revenues:
  Software licenses                           $10,479         $ 7,165          $20,885        $12,572
  Maintenance                                   8,308           8,679           16,043         17,267
  Professional service and other                  317           1,761              706          2,344
                                              -------         -------          -------        -------
    Total revenues                             19,104          17,605           37,634         32,183

Cost of revenues:
  Software licenses                               326             205              743            439
  Maintenance                                   1,239           1,565            2,523          2,857
  Professional service and other                  165           1,569              442          2,252
                                              -------         -------          -------        -------
    Total costs of revenues                     1,730           3,339            3,708          5,548

Gross profit                                   17,374          14,266           33,926         26,635

Operating expenses:
  Sales and marketing                          11,764           9,783           23,446         19,071
  Research and development                      3,953           3,745            8,283          7,489
  General and administrative                    2,531           2,567            5,113          5,156
                                              -------         -------          -------        -------
    Total operating expenses                   18,248          16,095           36,842         31,716

Loss from operations                             (874)         (1,829)          (2,916)        (5,081)

License and other interest income                 748             487            1,444          1,028
Interest expense                                   --               1               (3)            (4)
Foreign currency transaction gains                  2               6                6              8
Other income (expense)                             67              --               67             (2)
Investment impairment                              --              --             (218)            --
                                              -------         -------          -------        -------
Loss before income taxes                          (57)         (1,335)          (1,620)        (4,051)

Provision (benefit) from income taxes             195            (424)            (289)        (1,284)
                                              -------          ------          -------        -------
Net Loss                                       $ (252)         $ (911)         $(1,331)       $(2,767)
                                               ======          ======          =======        =======

Basic and diluted loss per share               $(0.01)         $(0.05)         $ (0.07)        $(0.16)
Basic and diluted weighted average
  shares outstanding
                                               18,272          17,236           18,195         17,690


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                                                        Accumulated                       Total
                                                     Additional                            Other                       Stockholders'
                                       Common Stock   Paid-in   Retained   Deferred    Comprehensive   Treasury Stock    (Deficit)
                                      Shares  Amount  Capital   Earnings Compensation      Loss        Shares  Amount     Equity
                                      ------  ------  -------   -------- ------------  -------------   ------  ------   -----------
Balance at June 30, 2001              18,206     $ 2  $49,624     $2,611      $(168)       $(878)      4,275 $(12,721)    $38,470
Net loss                                   -       -        -     (2,767)         -            -           -        -      (2,767)
Change in other comprehensive
  loss, net of tax                         -       -        -          -          -          173           -        -         173
                                                                                                                           ------
   Comprehensive loss                      -       -        -          -          -            -           -        -      (2,594)
Stock options exercised                   15       -       25          -          -            -           -        -          25
Stock purchase plan shares issued         85       -      178          -          -            -           -        -         178
Stock repurchase program              (1,079)      -        -          -          -            -       1,079   (3,261)     (3,261)
Change in deferred compensation            -       -        -          -         80            -           -        -          80
                                  -----------------------------------------------------------------------------------------------
Balance at December 31, 2001          17,227     $ 2  $49,827     $ (156)      $(88)       $(705)      5,354 $(15,982)    $32,898
                                  ===============================================================================================


See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                        Six Months Ended
                                                                           December 31,
                                                                      2000              2001
                                                                  -----------       -----------


Cash flows provided by operating activities:
Net loss                                                            $(1,331)          $(2,767)
                                                                    -------           -------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Deferred income taxes                                                (727)           (1,322)
  Depreciation and amortization                                       1,994             2,125
  Stock compensation expense                                            181                80
  Impairment of investment                                              218                --
  Loss on disposal of fixed assets                                       20                --
  Other                                                                 (67)                6
Change in operating assets and liabilities:
  Accounts receivable, net                                              334             2,089
  Software license installments                                       3,143             1,984
  Other assets                                                          554               212
  Accounts payable and accrued expenses                                (200)             (157)
  Deferred revenue                                                      449             2,437
                                                                     ------            ------
  Total adjustments                                                   5,899             7,454
                                                                     ------            ------
Net cash provided by operating activities                             4,568             4,687
                                                                     ------            ------

Cash flows (used in) provided by investing activities:
  Purchase of marketable securities                                  (9,787)           (6,925)
  Purchase of investment                                               (375)               --
  Sale of marketable securities                                      11,444            10,790
  Sale of fixed assets                                                   51                --
  Capital expenditures                                               (3,110)             (797)
  Other investment                                                       --               (11)
                                                                     ------            ------
Net cash (used in) provided by investing activities                  (1,777)            3,057
                                                                     ------            ------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                           12                19
  Cash received from employee stock purchase                            619               178
  Cash used for stock repurchase program                                (37)           (3,261)
                                                                     ------            ------
Net cash provided by (used in) financing activities                     594            (3,064)
                                                                     ------            ------

Effect of exchange rate changes on cash and cash equivalents
                                                                       (175)              (18)
                                                                     ------            ------

Net change in cash and cash equivalents                               3,210             4,662
Cash and cash equivalents at beginning of period                     21,380            24,099
                                                                    -------           -------
Cash and cash equivalents at end of period                          $24,590           $28,761
                                                                    =======           =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                              $ 3               $ 4
  Income taxes                                                          $ -               $ 7


See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

         The accompanying consolidated financial statements at June 30, 2001 and December 31, 2001 and for the three and six month periods ended December 31, 2000 and 2001, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

         Revenues, expenses, assets and liabilities vary during the year and GAAP requires Mobius to make estimates and assumptions in preparing the interim financial statements. Mobius has made its best effort in establishing good faith estimates and assumptions, however, actual results may differ.

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

(2)  Earnings Per Share

         Earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98. SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. Such dilutive instruments include stock options.

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                               Three Months Ended December 31,
                                                    2000                                          2001
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss         Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic and diluted loss per share:
Net loss                           $(252)                                        $(911)
                                   ======                                        ======
Weighted average shares
 outstanding                                       18,272                                        17,236
Basic and diluted  loss per
share                                                           $(0.01)                                       $(0.05)
                                                                =======                                       =======




                                                               Six Months Ended December 31,
                                                    2000                                          2001
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss         Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
Basic and diluted loss per share:
Net loss                          $(1,331)                                      $(2,767)
                                  ========                                      ========
Weighted average shares
 outstanding                                       18,195                                        17,690
Basic and diluted  loss per
share                                                           $(0.07)                                       $(0.16)
                                                                =======                                       =======

         Outstanding stock options, representing an aggregate of 3,225,200 and 3,580,450 shares of common stock equivalents, are antidilutive for the three and six months ended December 31, 2000 and 2001, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were insignificant realized gains and losses for the three and six months ended December 31, 2000 and 2001. As of June 30, 2001 and December 31, 2001, the unamortized investment premium and unrealized holding gains and losses were insignificant.

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

(5)  Property and Equipment

 Property and equipment consists of the following (in thousands):

                                                      June 30,     December 31,
                                                        2001           2001
                                                      --------     ------------

 Computer equipment and software                      $12,689        $13,499
 Furniture, fixtures and office equipment               1,650          1,648
 Leasehold improvements                                 4,665          4,625
                                                       ------         ------
                                                       19,004         19,772
 Less accumulated depreciation and amortization        (9,773)       (11,776)
                                                       ------        -------
 Property and equipment, net                          $ 9,231        $ 7,996
                                                      =======        =======

     Depreciation and amortization expense on property and equipment, including capital leases, was $1.0 million for each of the three months ended December 31, 2000 and 2001 and $2.0 million and $2.1 million for the six months ended December 31, 2000 and 2001, respectively.

(6)      Non-Current Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first six months of fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius's investment in HAN was a minority ownership position, which was less than 5%. Mobius did not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Impairment losses of $2.2 million were recorded through June 30, 2000 and for the three months ended September 30, 2000 an impairment loss of $218,000 was recorded. As of December 31, 2001, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of December 31, 2001, Mobius has not received any Intelidata shares.

         Mobius believes that the $188,000 carrying value of the HAN investment at December 31, 2001 is recoverable based on estimates of the amount and value of the Intelidata shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                     June 30,   December 31,
                                                       2001         2001
                                                     --------   -----------

         Accounts payable                             $ 2,101      $ 2,020
         Compensation and related benefits              6,728        6,550
         Royalties payable                              1,143        1,016
         Other                                          5,526        5,558
                                                      -------      -------
                                                      $15,498      $15,144
                                                      =======      =======

(8)  Common Stock

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the inception of the program in December 31, 2000, the entire 1,250,000 shares were repurchased at a cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.


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

                                     Three Months ended   Six Months ended
                                        December 31,        December 31,
                                        2000     2001      2000     2001
                                        ----     ----      ----     ----

Sales and marketing                      $66     $26       $131     $52
Research and development                  20      11         40      23
General and administrative                 5       3         10       5
                                    ---------------------------------------
Total                                    $91     $40       $181     $80
                                    =======================================


         There is approximately $45,000 and $43,000 of stock compensation expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal years 2002 and 2003, respectively, to be adjusted for option holders' terminations.

(10)  Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive loss for the quarters ended December 31, 2000 and 2001 is as follows (in thousands):

                                            Three Months ended  Six Months ended
                                               December 31,       December 31,
                                               2000    2001      2000     2001
                                               ----    ----      ----     ----

Net loss                                      $ (252) $(911)   $(1,331) $(2,767)
Unrealized marketable securities gain (loss)      56     (4)        75        1
Unrealized translation gain(loss)                 78      7       (175)     172
                                             -----------------------------------
Comprehensive loss                            $ (118) $(908)   $(1,431) $(2,594)
                                             ===================================


(11)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, Mobius's landlord holds a $275,000 letter of credit with Silicon Valley Bank. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three and six months ended December 31, 2000, the Company recognized $112,500 and $262,500 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three and six months ended December 31, 2001. Mobius has commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. The outstanding balance of payments due to Mobius from the buyer is approximately $1.2 million, which will be recognized when the buyer makes the remaining payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended December 31, 2000 and 2001, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

         Mobius is a leading provider of software that supports content intensive e-business applications. For over two decades, Mobius has delivered innovative technology that provides access through a common portal to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Today, our ViewDirect(R) technology stores and integrates information in virtually any format, presenting and distributing it over the Internet and corporate networks. Personalized views and automated distribution options deliver information in the format needed by each employee, customer and partner. This versatile technology supports a broad range of e-business requirements, including corporate portals, customer service, customer relationship management, electronic statement presentment, Internet bill presentment and payment, and archiving and output management for enterprise resource planning systems.

Results of Operations

         The following table sets forth certain items from Mobius's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                       Three months ended    Six months ended
                                           December 31,        December 31,
                                          2000     2001       2000      2001
                                          ----     ----       ----      ----

Revenues:
  Software licenses                       54.9%   40.7%       55.5%    39.1%
  Maintenance                             43.5    49.3        42.6     53.6
  Professional service and other           1.6    10.0         1.9      7.3
                                         -----   -----       -----    -----
    Total revenues                       100.0   100.0       100.0    100.0

Cost of revenues:
  Software licenses                        1.7     1.2         2.0      1.3
  Maintenance                              6.5     8.9         6.7      8.9
  Professional service and other           0.9     8.9         1.2      7.0
                                         -----   -----       -----    -----
    Total costs of revenues                9.1    19.0         9.9     17.2

Gross profit                              90.9    81.0        90.1     82.8

Operating expenses:
  Sales and marketing                     61.6    55.5        62.2     59.3
  Research and development                20.7    21.3        22.0     23.3
  General and administrative              13.2    14.6        13.6     16.0
                                         -----   -----       -----    -----
    Total operating expenses              95.5    91.4        97.8     98.6

Loss from operations                      (4.6)  (10.4)       (7.7)   (15.8)

License and other interest income          3.9     2.8         3.8      3.2
Other income                               0.4      --         0.2       --
Investment impairment                       --      --        (0.6)      --
                                         -----   -----      ------    -----
Loss before income taxes                  (0.3)   (7.6)       (4.3)   (12.6)

Provision (benefit) from income taxes      1.0    (2.4)       (0.8)    (4.0)
                                         -----   -----       -----    -----

Net Loss                                  (1.3)%  (5.2)%      (3.5)%   (8.6)%
                                         =====   =====       =====    =====

      Three Months Ended December 31, 2000 Compared to Three Months Ended
                               December 31, 2001

Revenues.

o Total revenues decreased 7.8% from $19.1 million in last year's quarter to $17.6 million this quarter. U.S. total revenues decreased 1.3% from $15.3 million in last year's quarter to $15.1 million this quarter. Total U.S. revenues decreased due to less U.S. license revenues, offset by an increase in U.S. professional service revenues. International total revenues decreased 34.2% from $3.8 million in last year's quarter to $2.5 million this quarter. Total international revenues decreased primarily due to less international license revenues.

o Software license revenues decreased 31.6% from $10.5 million in last year's quarter to $7.2 million this quarter. Mobius believes this decrease was primarily attributable to the current economic environment which resulted in Mobius selling fewer licenses of its products to new and existing customers.

o Maintenance revenues increased 4.5% from $8.3 million in last year's quarter to $8.7 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius.

o Professional service and other revenues increased 455.5% from $317,000 in last year's quarter to $1.8 million this quarter. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for both quarters were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 37.1% from $326,000 in last year's quarter to $205,000 this quarter, representing 3.1% and 2.9% respectively, of software license revenues in those quarters. The costs of software license revenues are a variable expense related to license revenues that were subject to royalties and the decrease in cost of license revenues is consistent with the decrease in license revenues.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance revenues increased 26.3% from $1.2 million in last year's quarter to $1.6 million this quarter, representing 14.9% and 18.0% respectively, of maintenance revenues in those quarters. This increase was primarily attributable to an increase in the number of support staff needed to support more maintenance agreements.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The costs of professional service and other revenues increased 850.9% from $165,000 in last year's quarter to $1.6 million this quarter, representing 52.1% and 89.1% respectively, of professional service and other revenues in those quarters. The costs of professional service and other revenues increased significantly as the result of Mobius entering into more professional service arrangements. The costs of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating more internal resources to providing professional services.

 Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with selling and marketing Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, and advertising. These expenses decreased 16.8% from $11.8 million in last year's quarter to $9.8 million this quarter, representing 61.6% and 55.6%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to decreased commissions and consolidation of the Click-n-Done sales and marketing departments into Mobius's existing sales and marketing structures. Commissions are a variable expense related to license revenues and the decrease in commissions is consistent with the decrease in license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 5.3% from $4.0 million in last year's quarter to $3.7 million this quarter, representing 20.7% and 21.3%, respectively, of total revenues in those quarters. The decrease in research and development expenses was primarily attributable to the consolidation of a dedicated Click-n-Done research and development department into Mobius's existing research and development departments and utilizing fewer outside research contractors.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 1.4% from $2.5 million in last year's quarter to $2.6 million this quarter, representing 13.2% and 14.6%, respectively, of total revenues in those quarters.

         License and other interest income; interest expense; foreign currency transaction gains. License and other interest income decreased 34.9% from $748,000 in last year's quarter to $487,000 this quarter due to a significant decrease in investment returns and, to a lesser extent, less interest income being generated from a decreasing amount of installment sales. During both quarters interest expense and foreign currency transaction gains were insignificant.

      Provision (Benefit) for Income Taxes. The tax provision for income taxes was $195,000 in last year's quarter compared to a tax benefit of $(424,000) this quarter. The provision (benefit) for taxes as a percentage of loss before taxes was 342.1% and (31.8%) for last year's quarter and this quarter, respectively. The effective tax rate for these quarters reflect a statutory tax benefit for the losses in the United States offset by limitations on the tax benefit which can be taken from certain foreign subsidiary losses.

           Six Months Ended December 31, 2000 Compared to Six Months
                            Ended December 31, 2001

Revenues.

o Total revenues decreased 14.5% from $37.6 million in the first six months of fiscal 2001 to $32.2 million in the first six months of fiscal 2002. Domestic revenues decreased 11.9% from $30.2 million in the first six months of fiscal 2001 to $26.6 million in the first six months of fiscal 2002. International revenues decreased 25.7% from $7.4 million in the first six months of fiscal 2001 to $5.5 million in the first six months of fiscal 2002. Mobius believes the geopolitical events in Mobius's first quarter and the current economic environment resulted in Mobius being able to sell fewer licenses of its products to new and existing customers. The decrease in license revenues has been partially offset by an increase in revenue from professional service and other revenues.

o Software license revenues decreased 39.8% from $20.9 million in the first six months of fiscal 2001 to $12.6 million in the first six months of fiscal 2002. Mobius believes this decrease was primarily attributable to the current economic environment which resulted in Mobius selling fewer licenses of its products to new and existing customers.

o Maintenance revenues increased 7.6% from $16.0 million in the first six months of fiscal 2001 to $17.3 million in the first six months of fiscal 2002. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius.

o Professional fee and other revenues increased 232.0% from $706,000 in the first six months of fiscal 2001 to $2.3 million in the first six months of fiscal 2002. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for both six month periods were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 40.9% from $743,000 in the first six months of fiscal 2001 to $439,000 in the first six months of fiscal 2002, representing 3.6% and 3.5% of software license revenues in fiscal 2001 and 2002, respectively. The costs of software license revenues are a variable expense related to license revenues that were subject to royalties and the decrease in cost of license revenues is consistent with the decrease in license revenues.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 13.2% from $2.5 million to $2.9 million in the first six months of fiscal 2001 and 2002, respectively. This represents 15.7% and 16.5% of maintenance revenues in fiscal 2001 and 2002, respectively. The increase in costs for the six months ended December 31, 2001 was primarily attributable to an increase in the number of support staff needed to support more maintenance agreements.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 409.5% from $442,000 in the first six months of fiscal 2001 to $2.3 million in the first six months of fiscal 2002, representing 62.6% and 96.1% respectively, of professional service and other revenues in those six month periods. The costs of professional service and other revenues increased significantly as the result of Mobius entering into more professional service arrangements. The costs of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating of more internal resources to providing professional services.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with selling and marketing Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 18.7% from $23.4 million in the first six months of fiscal 2001 to $19.1 million in the first six months of fiscal 2002, representing 62.2% and 59.3%, respectively, of total revenues in those six month periods. Sales and marketing expenses decreased primarily due to decreased commissions and consolidation of the Click-n-Done sales and marketing departments into Mobius's existing sales and marketing structures. Commissions are a variable expense related to license revenues and the decrease in commissions is consistent with the decrease in license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 9.6% from $8.3 million in the first six months of fiscal 2001 to $7.5 million in the first six months of fiscal 2002, representing 22.0% and 23.3%, respectively, of total revenues in those six month periods. The decrease in research and development expenses was primarily attributable to the consolidation of a dedicated Click-n-Done research and development department into Mobius's existing research and development departments and utilizing fewer outside research contractors. These decreases were offset by an increase in personnel costs.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 1.0% from $5.1 million in the first six months of fiscal 2001 to $5.2 million in the first six months of fiscal 2002, representing 13.6% and 16.0%, respectively, of total revenues in those six month periods.

         License and other interest income; interest expense; foreign currency transaction gains. License and other interest income decreased 28.8% from $1.4 million in the first six months of fiscal 2001 to $1.0 million in the first six months of fiscal 2002, due to a significant decrease in investment returns and to a lesser extent less interest income being generated from a decreasing amount of installment sales. During both six month periods interest expense and foreign currency transaction gains were insignificant.

     Benefit for Income Taxes. The tax benefit for income taxes was $289,000 and $1.3 million in the first six months of fiscal 2001 and 2002, respectively. The effective benefit for taxes as a percentage of loss before taxes was 17.8% and 31.7% for the first six months of fiscal 2001 and 2002, respectively. The effective tax rate for fiscal 2001 and 2002 reflects the statutory tax benefit for the losses in the United States offset by limitations on the tax benefit which can be taken from certain foreign subsidiary losses.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of December 31, 2001, Mobius had cash and cash equivalents of $28.8 million, a 19.3% increase from $24.1 million held at June 30, 2001. In addition, Mobius had marketable securities of $6.6 million and $10.5 million as of December 31, 2001 and June 30, 2001, respectively.

         Net cash provided by operating activities was $4.6 million in the first six months of fiscal 2001 and $4.7 million in the first six months of fiscal 2002. Mobius's primary sources of cash during this quarter were increased deferred revenue, decreased accounts receivable and software installments. These sources were offset by a net loss and the change in deferred taxes. Mobius's depreciation and amortization expense adjustment in operating activities was $2.0 million and $2.1 million in the first six months of fiscal 2001 and 2002, respectively. Deferred revenue increased 13.3% from $18.3 million at June 30, 2001 to $20.8 million at December 31, 2001. Net software license installments decreased 13.7% from $14.5 million at June 30, 2001 to $12.5 million at December 31, 2001. Net accounts receivable decreased 16.3% from $12.9 million at June 30, 2001 to $10.8 million at December 31, 2001.

         Cash used in investing activities was $1.8 million in the first six months of fiscal 2001 and cash provided by investing activities was $3.1 million in the first six months of fiscal 2002. During the first six months of fiscal 2002, Mobius sold $10.8 million of marketable securities and purchased $6.9 million of marketable securities.

         Cash provided by financing activities was $594,000 in the first six months of fiscal 2001 and cash used by financing activities was $3.1 million in first six months of fiscal 2002. In the first six months of fiscal 2002, the cash was used to repurchase Mobius's common stock pursuant to Mobius's stock repurchase program, offset by cash received for employee stock purchases and stock option exercises.

Bad Debt Reserves

         Accounts receivable reserves are primarily calculated by identifying problem accounts and potential changes to maintenance agreements. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2001 and December 31, 2001 approximately 80% and 90%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances greater than $100,000 comprised 80% and 77% of net software license installments of $14.5 million at June 30, 2001 and $12.5 million at December 31, 2001, respectively. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million and $1.4 million at June 30, 2001 and December 31, 2001, respectively.

Other Matters

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the inception of the program in December 31, 2000, the entire 1,250,000 shares were repurchased at a cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first six months of fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius's investment in HAN was a minority ownership position, which was less than 5%. Mobius did not sit on the Board of Directors, nor influence day to day operations of HAN.

         Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Impairment losses of $2.2 million were recorded through June 30, 2000 and for the three months ended September 30, 2000 an impairment loss of $218,000 was recorded. As of December 31, 2001, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets.

         In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). The merger agreement established a fixed number of shares to be allocated between debt holders and all shareholders, including Mobius. The Intelidata shares will be released at specified time periods beginning after the Intelidata shares are registered. The number of shares to be received by debt holders will be based upon a formula that utilizes the market value of Intelidata stock on each release date. After the debtors are repaid, any remaining shares will be distributed to HAN's management and shareholders based on percentages in the merger agreement. Once the stock is released to the debtors and shareholders, it is subject to a variety of trading restrictions. As of December 31, 2001, Mobius has not received any Intelidata shares.

         Mobius believes that the $188,000 carrying value of the HAN investment at December 31, 2001 is recoverable based on estimates of the amount and value of the Intelidata shares to be received from the transaction, discounted for the restrictions and estimated time until the Intelidata shares are expected to be received.

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three and six months ended December 31, 2000, the Company recognized $112,500 and $262,500 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three and six months ended December 31, 2001. Mobius has commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. The outstanding balance of payments due to Mobius from the buyer is approximately $1.2 million, which will be recognized when the buyer makes the remaining payments.

         During fiscal 2001, Mobius integrated Click-n-Done with Mobius's other products, to provide an integrated architecture that supports electronic statement presentment, electronic bill presentment and payment and electronic invoice presentment and payment. Mobius's segregated expenses for Click-n-Done were approximately $1.4 million and $3.0 million for the quarter and six months ended December 31, 2000. For the quarter and six months ended December 31, 2001, Click-n-Done's expenses are included with Mobius's core product expenses.

         In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a $275,000 letter of credit with Silicon Valley Bank. This letter of credit is secured by a certificate of deposit.

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

         In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 144 for fiscal years beginning after December 15, 2001, therefore Mobius plans to adopt this statement on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of long-lived assets.

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

         Mobius expects that the worsening global economy and recent geopolitical events will continue to impact future quarterly operating results. The state of the global economy has caused certain Mobius customers to defer additional information technology spending. The current economic environment may have an adverse effect on Mobius.

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

Competition

         The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, BMC Software, Inc., FileNet Corporation, International Business Machines Corp., and Quest Software, Inc. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on Mobius's business, operating results or financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results or financial condition.

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

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on its international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this report.

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

Protection of Intellectual Property

         Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no issued patents covering any aspect of its software products and it has two patent applications pending in the U.S. with corresponding international filings. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius's proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

         To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in or insufficient availability of, telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively or efficiently support any growth in Internet usage that may occur, our business may be harmed.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At December 31, 2001, Mobius primarily held debt securities.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
  No.    Description

3.1*     Form of Second Amended and Restated Certificate of Incorporation
           of the Registrant.
3.2*     Form of Amended and Restated By-Laws of the Registrant.
4.1*     Specimen certificate representing the Common Stock
10.25 Amendment #2 to Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan




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

Date:  February 13, 2002

                                 MOBIUS MANAGEMENT SYSTEMS, INC.


                                 By:     /s/ Peter Takiff
                                     -------------------------
                                            Peter Takiff
                                            Chief Financial Officer
                                            and Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.    Description


3.1*     Form of Second Amended and Restated Certificate of Incorporation of
           the Registrant.
3.2*     Form of Amended and Restated By-Laws of the Registrant.
4.1*     Specimen certificate representing the Common Stock
10.25    Amendment #2 to Mobius Management Systems, Inc. 1998 Employee Stock
           Purchase Plan




* Filed as an exhibit to Mobius's Registration Statement on Form S-1 (File No. 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.