Form 10-Q
period 2002-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2002-05-13
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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

Number of shares outstanding of the issuer's common stock as of May 1, 2002

Class                                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share                17,227,286

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I      FINANCIAL INFORMATION


         Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2001 and March 31, 2002

            Consolidated Statements of Operations
                Three and nine months ended March 31, 2001 and 2002

            Consolidated Statements of Stockholders' Equity
                Nine months ended March 31, 2002
               Consolidated Statements of Cash Flows
                Nine months ended March 31, 2001 and 2002

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)



                                                          June 30,     March 31,
                                                            2001         2002
                                                          --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                $24,099      $30,052
  Marketable securities, at market value                    10,508        3,668
  Accounts receivable, net of allowance for
  doubtful accounts of $899 and $835, respectively          12,852        9,746
  Software license installments, current portion             9,317        6,870
  Other current assets                                       2,304        2,269
                                                            ------       ------
        Total current assets                                59,080       52,605

Software license installments, net of allowance for
doubtful accounts of $551 and $501, respectively             5,216        4,162
Property and equipment, net                                  9,231        7,125
Deferred income taxes, non-current                           1,242        2,727
Other non-current assets                                       746          535
                                                           -------      -------
        Total assets                                       $75,515      $67,154
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                    $15,498      $14,611
  Deferred revenues, current                                16,950       18,093
  Deferred income taxes, current                             3,199        2,218
                                                           -------      -------
        Total current liabilities                           35,647       34,922

Deferred revenues                                            1,398        1,278
                                                           -------      -------
        Total liabilities                                   37,045       36,200

Stockholders' equity:
  Common stock, $.0001 par value; authorized
  40,000,000 shares; issued 22,481,436 and
  22,581,759 shares; outstanding 18,206,413
  and 17,227,286 shares, respectively                            2            2
  Additional paid-in capital                                49,624       49,827
  Retained earnings (accumulated deficit)                    2,611       (2,032)
  Deferred stock compensation                                 (168)         (61)
  Accumulated other comprehensive income                      (878)        (800)
  Treasury stock, at cost, 4,275,023 and 5,354,223
  shares, respectively                                     (12,721)     (15,982)
                                                           -------      -------
        Total stockholders' equity                          38,470       30,954
                                                           -------      -------
Total liabilities and stockholder's equity                 $75,515      $67,154
                                                           =======      =======

See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                         Three months ended   Nine months ended
                                              March 31,            March 31,
                                           2001      2002       2001      2002
                                           ----      ----       ----      ----

Revenues:
  Software licenses                      $7,719     $5,157    $28,605   $17,728
  Maintenance                             8,536      8,732     24,579    26,000
  Professional service and other            395        908      1,101     3,252
                                         ------     ------     ------    ------
    Total revenues                       16,650     14,797     54,285    46,980

Cost of revenues:
  Software licenses                         122        218        865       657
  Maintenance                             1,387      1,465      3,910     4,322
  Professional service and other            139        873        582     3,125
                                         ------     ------     ------    ------
    Total cost of revenues                1,648      2,556      5,357     8,104

Gross profit                             15,002     12,241     48,928    38,876

Operating expenses:
  Sales and marketing                    10,616      9,007     34,062    28,078
  Research and development                4,109      4,118     12,392    11,608
  General and administrative              2,732      2,532      7,844     7,688
                                         ------     ------     ------    ------
    Total operating expenses             17,457     15,657     54,298    47,374

Loss from operations                     (2,455)    (3,416)    (5,370)   (8,498)

License and other interest income           650        330      2,092     1,359
Interest expense                             (2)       (11)        (4)      (15)
Foreign currency transaction gains           90          4         97        12
Other income (expense)                       32         --         99        (2)
Investment impairment                      (500)        --       (718)       --
                                        -------    -------    -------    ------
Loss before benefit from income taxes    (2,185)    (3,093)    (3,804)   (7,144)

Benefit from income taxes                  (734)    (1,216)    (1,022)   (2,501)
                                        -------    -------    -------   -------
Net loss                                $(1,451)   $(1,877)   $(2,782)  $(4,643)
                                        ========   ========   ========  =======

Basic and diluted loss per share         $(0.08)    $(0.11)   $ (0.15)   $(0.26)
Basic and diluted weighted average
shares outstanding                       18,281     17,227     18,234    17,535

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands)

                                                               Retained                Accumulated                         Total
                                                  Additional   Earnings                  Other                         Stockholders'
                                    Common Stock    Paid-in  (Accumulated   Deferred  Comprehensive   Treasury Stock     (Deficit)
                                   Shares  Amount   Capital    Deficit)   Compensation    Loss       Shares    Amount      Equity
                                   ------  ------   -------    --------   ------------ -----------   ------    ------      ------

Balance at June 30, 2001           18,206    $ 2   $49,624      $2,611       $(168)     $(878)       4,275   $(12,721)     $38,470
Net loss                                -      -         -      (4,643)          -          -            -           -      (4,643)
Change in other comprehensive
loss, net of tax                        -      -         -           -           -         78            -           -          78
                                                                                                                           -------
   Comprehensive loss                   -      -         -           -           -          -            -           -      (4,565)
Stock options exercised                15      -        25           -           -          -            -           -          25
Stock purchase plan shares issued      85      -       178           -           -          -            -           -         178
Stock repurchase program           (1,079)     -         -           -           -          -        1,079     (3,261)      (3,261)
Change in deferred compensation         -      -         -           -         107          -            -           -         107
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 2002          17,227    $ 2   $49,827     $(2,032)       $(61)     $(800)       5,354   $(15,982)     $30,954
                                 =================================================================================================



               See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                             Nine Months Ended
                                                                  March 31,
                                                              2001       2002
                                                            --------  --------
Cash flows provided by operating activities:
Net loss                                                    $(2,782)   $(4,643)
                                                            -------    -------
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Deferred income taxes                                      (1,649)    (2,466)
  Depreciation and amortization                               3,099      3,173
  Stock compensation expense                                    237        107
  Impairment of investment                                      718         --
  Other                                                         (79)       160
Change in operating assets and liabilities:
  Accounts receivable, net                                    3,963      3,106
  Software license installments                               4,381      3,501
  Other assets                                                1,738         58
  Accounts payable and accrued expenses                         163       (881)
  Deferred revenue                                             (396)     1,023
                                                            -------    -------
  Total adjustments                                          12,175      7,781
                                                            -------    -------
Net cash provided by operating activities                     9,393      3,138
                                                            -------    -------

Cash flows (used in) provided by investing activities:
  Purchase of marketable securities                         (15,734)    (7,921)
  Purchase of investment                                       (375)        --
  Sale of marketable securities                              16,609     14,705
  Sale of fixed assets                                           51          8
  Capital expenditures                                       (3,667)      (915)
  Other investment                                             (204)       (80)
                                                             ------     ------
Net cash (used in) provided by investing activities          (3,320)     5,797
                                                             ------     ------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                   24         19
  Cash received from employee stock purchase                    748        178
  Cash used for stock repurchase program                       (501)    (3,261)
                                                             ------     ------
Net cash provided by (used in) financing activities             271     (3,064)
                                                             ------     ------

Effect of exchange rate changes on
cash and cash equivalents                                      (515)        82
                                                             ------     ------

Net change in cash and cash equivalents                       5,829      5,953
Cash and cash equivalents at beginning of period             21,380     24,099
                                                            -------    -------
Cash and cash equivalents at end of period                  $27,209    $30,052
                                                            =======    =======

Supplemental disclosure of cash flow information: Cash (received) paid during the period for:
  Interest                                                     $ 4        $ 15
  Income taxes                                             $(1,690)       $ 12

See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

         The accompanying consolidated financial statements at June 30, 2001 and March 31, 2002 and for the three and nine month periods ended March 31, 2001 and 2002, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

         Revenues, expenses, assets and liabilities vary during the year and GAAP requires Mobius to make estimates and assumptions in preparing the interim financial statements. Mobius has made its best effort in establishing good faith estimates and assumptions, however, actual results may differ.

         Mobius is responsible for the financial statements included in this Form 10-Q. In management's opinion, these financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius's financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

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

         The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                          Three Months Ended March 31,
                                    2001                                2002
                   ------------------------------------------------------------------------
                     Net Loss      Shares   Per Share    Net Loss      Shares   Per Share
                    (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount

Basic and diluted
loss per share:
Net loss             $(1,451)                            $(1,877)
                     ========                            ========
Weighted average
shares outstanding                 18,281                              17,227
Basic and diluted
loss per share                               $(0.08)                             $(0.11)
                                             =======                             =======



                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                    2001                                          2002
                                -------------- --------------- -----------    -------------- --------------- -----------
                                  Net Loss         Shares      Per Share        Net Loss         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount

Basic and diluted loss per share:
Net loss                          $(2,782)                                      $(4,643)
                                  ========                                      ========
Weighted average shares
 outstanding                                       18,234                                        17,535
Basic and diluted  loss per
share                                                           $(0.15)                                       $(0.26)
                                                                =======                                       =======

         Outstanding stock options, representing an aggregate of 3,149,200 and 3,802,350 shares of common stock equivalents, are antidilutive for the three and nine months ended March 31, 2001 and 2002, respectively.

(3)  Marketable Securities

         Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were insignificant realized gains and losses for the three and nine months ended March 31, 2001 and 2002. As of June 30, 2001 and March 31, 2002, the unamortized investment premium and unrealized holding gains and losses were insignificant.

(4)  Software License Installments

         The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms the related financing period is generally 3 to 5 years. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing.

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                          June 30,    March 31,
                                                            2001        2002
                                                          -------     --------
     Computer equipment and software                      $12,689      $13,568
     Furniture, fixtures and office equipment               1,650        1,654
     Leasehold improvements                                 4,665        4,624
                                                          -------      -------
                                                           19,004       19,846
     Less accumulated depreciation and amortization        (9,773)     (12,721)
                                                          -------      -------
     Property and equipment, net                          $ 9,231      $ 7,125
                                                          =======      =======

         Depreciation and amortization expense on property and equipment, including capital leases, was $1.1 million and $1.0 million for the three months ended March 31, 2001 and 2002 and $3.1 million and $3.0 million for the nine months ended March 31, 2001 and 2002, respectively.

(6)      Investments

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first nine months of fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius's investment in HAN was a minority ownership position, which was less than 5%.

         Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Impairment losses of $2.2 million were recorded through June 30, 2000 and for the three months ended September 30, 2000 an impairment loss of $218,000 was recorded. As of March 31, 2002, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets.

     In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, in March and April 2002, Mobius received Intelidata shares for its investment in HAN. Mobius believes that the $188,000 carrying value of the HAN investment at March 31, 2002 is recoverable based on the fair market value of the Intelidata shares.

(7)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following (in thousands):

                                                    June 30,        March 31,
                                                      2001            2002
                                                    -------         --------

         Accounts payable                           $ 2,101          $1,843
         Compensation and related benefits            6,728           6,559
         Royalties payable                            1,143           1,041
         Other                                        5,526           5,168
                                                    -------         -------
                                                    $15,498         $14,611
                                                    =======         =======

(8)  Common Stock

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the inception of the program in December 2000, the entire 1,250,000 shares were repurchased at a cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

(9)  Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive loss for the three and nine months ended March 31, 2001 and 2002 is as follows (in thousands):

                                        Three Months ended  Nine Months ended
                                             March 31,           March 31,
                                          2001      2002      2001       2002
                                          ----      ----      ----       ----

Net loss                                $(1,451)  $(1,877)  $(2,782)   $(4,643)
Unrealized marketable securities
gain (loss)                                 (52)       (4)       23         (3)
Unrealized translation gain(loss)          (340)      (90)     (515)        81
                                       ---------------------------------------
Comprehensive loss                      $(1,843)  $(1,971)  $(3,274)   $(4,565)
                                       =======================================


(10)  Commitments and Contingencies

         In compliance with the lease of the corporate headquarters, Mobius's landlord holds a $275,000 letter of credit with Silicon Valley Bank. This letter of credit is collateralized by a certificate of deposit.

         From time to time, Mobius is involved in litigation relating to claims arising out of their operations in the normal course of business. In management's opinion, Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Mobius's business, operating results and financial condition.


(11) Sale of INFOPAC-Tapesaver

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three and nine months ended March 31, 2001, the Company recognized $112,500 and $375,000 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three and nine months ended March 31, 2002. Mobius commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represents amounts past due under the sales agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 each month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. On April 12, 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration awards. The outstanding balance of payments due to Mobius from the buyer, will be recognized as license revenue when the buyer makes such payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended March 31, 2001 and 2002, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

     Mobius is a leading provider of integrated solutions for total content management. For over two decades, Mobius has delivered innovative technology that provides access to mission-critical documents through a common portal, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Mobius's packaged software products support a broad range of content-intensive e-business requirements, including customer relationship management, enterprise resource planning, Internet presentment and payment, imaging and workflow.

Critical Accounting Policies and Estimates

         Mobius's discussion and analysis of its financial condition and results of operations are based upon Mobius's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

         Management believes that its significant judgements and estimates used in the preparation of its consolidated financial statements are influenced by the following critical accounting policies, among others.

Revenue recognition

         License and maintenance revenue are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Revenue from software license contracts includes license fees related to long-term licenses, generally 5 or 15 years, and fees for term license contracts, which are generally 3 to 5 years. Revenue from executed software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

         SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amended SOP 97-2 and clarified what is considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement, was adopted by Mobius on July 1, 1999.

         According to these guidelines, when the Company sells a software license contract that includes maintenance, the maintenance revenue is typically unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The unearned portion of such maintenance revenue is classified as deferred revenue with amounts extending beyond one-year reported as non-current.

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

Results of Operations

         The following table sets forth certain items from Mobius's Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                     Three months ended      Nine months ended
                                          March 31,              March 31,
                                        2001    2002           2001    2002
                                        ----    ----           ----    ----

Revenues:
  Software licenses                     46.4%    34.9           52.7%    37.8
  Maintenance                           51.3     59.0           45.3     55.3
  Professional service and other         2.3      6.1            2.0      6.9
                                       -----    -----          -----    -----
    Total revenues                     100.0    100.0          100.0    100.0

Cost of revenues:
  Software licenses                      0.7      1.5            1.6      1.4
  Maintenance                            8.3      9.9            7.2      9.2
  Professional service and other         0.8      5.9            1.1      6.6
                                       -----    -----          -----    -----
    Total costs of revenues              9.8     17.3            9.9     17.2

Gross profit                             90.2    82.7           90.1     82.8

Operating expenses:
  Sales and marketing                    63.8    60.9           62.7    59.8
  Research and development               24.7    27.8           22.8    24.7
  General and administrative             16.4    17.1           14.5    16.4
                                        -----   -----          -----   -----
    Total operating expenses            104.9   105.8          100.0   100.9

Loss from operations                    (14.7)  (23.1)          (9.9)  (18.1)

License and other interest income         3.9     2.2            3.8     2.9
Foreign currency transaction gains        0.5      --            0.2      --
Other income                              0.2      --            0.2      --
Investment impairment                    (3.0)     --           (1.3)     --
                                        -----    ----          -----   -----
Loss before income taxes                (13.1)  (20.9)          (7.0)  (15.2)

Benefit from income taxes                (4.4)   (8.2)          (1.9)   (5.3)
                                        -----   -----          -----   -----
Net Loss                                 (8.7)% (12.7)%         (5.1)%  (9.9)%
                                        =====   =====          =====    ====


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

Revenues.

o Total revenues decreased 11.1% from $16.7 million in last year's quarter to $14.8 million this quarter. U.S. total revenues decreased 13.0% from $14.6 million in last year's quarter to $12.7 million this quarter. Total U.S. revenues decreased due to less U.S. license revenues, offset by an increase in U.S. professional service revenues. International total revenues were $2.1 million in last year's quarter and this quarter.

o Software license revenues decreased 33.2% from $7.7 million in last year's quarter to $5.2 million this quarter. Mobius believes this decrease was primarily attributable to the current economic environment which contributed to Mobius selling fewer licenses of its products to new and existing customers.

o Maintenance revenues increased 2.3% from $8.5 million in last year's quarter to $8.7 million this quarter. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius.

o Professional service and other revenues increased 129.9% from $395,000 in last year's quarter to $908,000 this quarter. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for both quarters were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 78.7% from $122,000 in last year's quarter to $218,000 this quarter, representing 1.6% and 4.2% respectively, of software license revenues in those quarters. The costs of software license revenues are a variable expense related to license revenues that were subject to royalties. In this quarter, a higher percentage of license revenues were subject to royalties.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance revenues increased 5.6% from $1.4 million in last year's quarter to $1.5 million this quarter, representing 16.2% and 16.8% respectively, of maintenance revenues in those quarters. This increase was primarily attributable to an increase in the number of support staff needed to support more maintenance agreements.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The costs of professional service and other revenues increased 528.1% from $139,000 in last year's quarter to $873,000 this quarter, representing 35.2% and 96.2% respectively, of professional service and other revenues in those quarters. The costs of professional service and other revenues increased as the result of Mobius entering into more professional service arrangements. The costs of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating more internal resources to providing professional services.

 Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with selling and marketing Mobius's products, including
     salaries,   commissions,   performance  based  bonuses  and  travel
     expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, and advertising. These expenses decreased 15.2% from $10.6 million in last year's quarter to $9.0 million this quarter, representing 63.8% and 60.9%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to decreased commissions and consolidation of the Click-n-Done sales and marketing departments into Mobius's established sales and marketing structures. Commissions are a variable expense related to license revenues and the decrease in commissions corresponds with the decrease in license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses were $4.1 million in last year's quarter and this quarter, representing 24.7% and 27.8%, respectively, of total revenues in those quarters.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 7.3% from $2.7 million in last year's quarter to $2.5 million this quarter, representing 16.4% and 17.1%, respectively, of total revenues in those quarters. The decrease in general and administrative expenses is primarily due to utilizing less subcontractors.

     License and other interest income; interest expense; foreign currency transaction gains. License and other interest income decreased 49.2% from $650,000 in last year's quarter to $330,000 this quarter due to a significant decrease in investment returns and, to a lesser extent, less interest income being generated from a decreasing amount of installment sales. During both quarters interest expense and foreign currency transaction gains were insignificant.

     Benefit from Income Taxes. The benefit from income taxes was $734,000 in last year's quarter compared to $1.2 million this quarter. The benefit from taxes as a percentage of loss before taxes was 33.6% and 39.3% for last year's quarter and this quarter, respectively. The effective tax rate for these quarters reflect a statutory tax benefit from the losses in the United States offset by limitations on the tax benefit which can be taken from certain foreign subsidiary losses.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2002

Revenues.

o Total revenues decreased 13.5% from $54.3 million in the first nine months of fiscal 2001 to $47.0 million in the first nine months of fiscal 2002. U.S. revenues decreased 11.9% from $44.7 million in the first nine months of fiscal 2001 to $39.4 million in the first nine months of fiscal 2002. International revenues decreased 20.5% from $9.6 million in the first nine months of fiscal 2001 to $7.6 million in the first nine months of fiscal 2002. Mobius believes the difficult economic environment contributed to Mobius selling fewer licenses of its products to new and existing customers. The decrease in license revenues has been partially offset by an increase in revenue from professional service and other revenues.

o Software license revenues decreased 38.0% from $28.6 million in the first nine months of fiscal 2001 to $17.7 million in the first nine months of fiscal 2002. Mobius believes this decrease was primarily attributable to the difficult economic environment which resulted in Mobius selling fewer licenses of its products to new and existing customers.

o Maintenance revenues increased 5.8% from $24.6 million in the first nine months of fiscal 2001 to $26.0 million in the first nine months of fiscal 2002. This increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by Mobius.

o Professional fee and other revenues increased 195.4% from $1.1 million in the first nine months of fiscal 2001 to $3.3 million in the first nine months of fiscal 2002. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for both nine month periods were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 24.0% from $865,000 in the first nine months of fiscal 2001 to $657,000 in the first nine months of fiscal 2002, representing 3.0% and 3.7% of software license revenues in fiscal 2001 and 2002, respectively. The costs of software license revenues are a variable expense related to license revenues that were subject to royalties. The decrease in cost of license revenues is consistent with the decrease in license revenues.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance and other revenues increased 10.5% from $3.9 million to $4.3 million in the first nine months of fiscal 2001 and 2002, respectively. This represents 15.9% and 16.6% of maintenance revenues in fiscal 2001 and 2002, respectively. The increase in costs for the nine months ended March 31, 2002 was primarily attributable to an increase in the number of support staff needed to support more maintenance agreements.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 436.9% from $582,000 in the first nine months of fiscal 2001 to $3.1 million in the first nine months of fiscal 2002, representing 52.9% and 96.1% respectively, of professional service and other revenues in those nine month periods. The costs of professional service and other revenues increased significantly as the result of Mobius entering into more professional service arrangements. The costs of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating of more internal resources to providing professional services.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with selling and marketing Mobius's products, including salaries, commissions, performance based bonuses and travel expenses. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 17.6% from $34.1 million in the first nine months of fiscal 2001 to $28.1 million in the first nine months of fiscal 2002, representing 62.7% and 59.8%, respectively, of total revenues in those nine month periods. Sales and marketing expenses decreased primarily due to decreased commissions and consolidation of the Click-n-Done sales and marketing departments into Mobius's existing sales and marketing structures. Commissions are a variable expense related to license revenues and the decrease in commissions is consistent with the decrease in license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses decreased 6.3% from $12.4 million in the first nine months of fiscal 2001 to $11.6 million in the first nine months of fiscal 2002, representing 22.8% and 24.7%, respectively, of total revenues in those nine month periods. The decrease in research and development expenses was primarily attributable to utilizing fewer outside research contractors. These decreases were offset by an increase in personnel costs.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 2.0% from $7.8 million in the first nine months of fiscal 2001 to $7.7 million in the first nine months of fiscal 2002, representing 14.5% and 16.4%, respectively, of total revenues in those nine month periods.

         License and other interest income; interest expense; foreign currency transaction gains. License and other interest income decreased 35.0% from $2.1 million in the first nine months of fiscal 2001 to $1.4 million in the first nine months of fiscal 2002, due to a significant decrease in investment returns and to a lesser extent less interest income being generated from a decreasing amount of installment sales. During both nine month periods interest expense and foreign currency transaction gains were insignificant.

     Benefit from Income Taxes. The benefit from income taxes was $1.0 million and $2.5 million in the first nine months of fiscal 2001 and 2002, respectively. The effective benefit from taxes as a percentage of loss before taxes was 26.9% and 35.0% for the first nine months of fiscal 2001 and 2002, respectively. The effective tax rate for fiscal 2001 and 2002 reflects the statutory tax benefit from the losses in the United States offset by limitations on the tax benefit which can be taken from certain foreign subsidiary losses.

Liquidity and Capital Resources

         Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of March 31, 2002, Mobius had cash and cash equivalents of $30.1 million, a 24.7% increase from $24.1 million held at June 30, 2001. Mobius's marketable securities decreased 65.1% to $3.7 million from $10.5 million as of March 31, 2002 and June 30, 2001, respectively.

         Net cash provided by operating activities was $9.4 million in the first nine months of fiscal 2001 and $3.1 million in the first nine months of fiscal 2002. Mobius's primary sources of cash during this period were the changes in software installments, accounts receivable and deferred revenue. These sources were offset by a net loss and the change in deferred taxes. Mobius's depreciation and amortization expense adjustment in operating activities was $3.1 million and $3.2 million in the first nine months of fiscal 2001 and 2002, respectively. Deferred revenue increased 5.6% from $18.3 million at June 30, 2001 to $19.4 million at March 31, 2002. Net software license installments decreased 24.1% from $14.5 million at June 30, 2001 to $11.0 million at March 31, 2002. Net accounts receivable decreased 24.2% from $12.9 million at June 30, 2001 to $9.7 million at March 31, 2002.

         Cash used in investing activities was $3.3 million in the first nine months of fiscal 2001 and cash provided by investing activities was $5.8 million in the first nine months of fiscal 2002. During the first nine months of fiscal 2002, Mobius sold $14.7 million of marketable securities and purchased $7.9 million of marketable securities.

         Cash provided by financing activities was $271,000 in the first nine months of fiscal 2001 and cash used by financing activities was $3.1 million in first nine months of fiscal 2002. In the first nine months of fiscal 2002, the cash was used to repurchase Mobius's common stock pursuant to Mobius's stock repurchase program, offset by cash received for employee stock purchases and stock option exercises.

Bad Debt Reserves

         Accounts receivable reserves are primarily calculated by identifying problem accounts and potential adjustments to maintenance agreements. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its best judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2001 and March 31, 2002 approximately 80% and 87%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

         Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million and $1.3 million at June 30, 2001 and March 31, 2002, respectively.

Other Matters

         In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the inception of the program in December 2000, the entire 1,250,000 shares were repurchased at a cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

         In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first nine months of fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius's investment in HAN was a minority ownership position, which was less than 5%.

         Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Impairment losses of $2.2 million were recorded through June 30, 2000 and for the three months ended September 30, 2000 an impairment loss of $218,000 was recorded. As of March 31, 2002, the remaining carrying value of the HAN investment is $188,000 and is included within other current assets.

     In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, in March and April 2002, Mobius received Intelidata shares for its investment in HAN. Mobius believes that the $188,000 carrying value of the HAN investment at March 31, 2002 is recoverable based on the fair market value of the Intelidata shares.

         In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. For the three and nine months ended March 31, 2001, the Company recognized $112,500 and $375,000 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three and nine months ended March 31, 2002. Mobius commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represents amounts past due under the sales agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 each month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. On April 12, 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration awards. The outstanding balance of payments due to Mobius from the buyer, will be recognized as license revenue when the buyer makes such payments.

         During fiscal 2001, Mobius integrated Click-n-Done with Mobius's other products, to provide an integrated architecture that supports electronic statement presentment, electronic bill presentment and payment and electronic invoice presentment and payment. Mobius's segregated expenses for Click-n-Done were approximately $1.0 million and $4.0 million for the quarter and nine months ended March 31, 2001. For the quarter and nine months ended March 31, 2002, Click-n-Done's expenses are included with Mobius's core product expenses.

         The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. The future minimum lease payments for these operating leases are $3.0 million, $2.7 million, $2.1 million, $1.6 million, $1.5 million for the years ending June 30, 2003, 2004, 2005, 2006, 2007, respectively and $3.8 million in the years thereafter.

         In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a $275,000 letter of credit with Silicon Valley Bank. This letter of credit is collateralized by a certificate of deposit.

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

         In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 144 for fiscal years beginning after December 15, 2001, and Mobius plans to adopt this statement on July 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of long-lived assets.

                      FACTORS AFFECTING FUTURE PERFORMANCE


Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

         Mobius's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, general domestic and international economic conditions, demand for Mobius's products, changes in the level of operating expenses, introductions of new products and product enhancements by Mobius or its competitors and competitive conditions in the industry. .

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

         Mobius expects that the difficult global economy, as well as delays in information technology spending, will continue to impact future quarterly operating results. Mobius believes that the state of the global economy has influenced certain Mobius customers to defer information technology spending. The current economic environment may continue to have an adverse effect on Mobius.

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

Product Concentration

         To date, a substantial portion of Mobius's revenues have been attributable to the licensing and related maintenance service of its ViewDirect and DocumentDirect suite of products. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on its business, operating results or financial condition.

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

         An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. Although Mobius does not currently engage in international currency hedging transactions, we are exploring the possibility of doing so in the future. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on Mobius's international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this report.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mobius investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the marketable security will probably decline. At March 31, 2002, Mobius primarily held debt securities.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  From time to time, Mobius is involved in litigation relating to claims arising out of their operations in the normal course of business. In management's opinion, Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Mobius's business, operating results and financial condition.

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

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

     Mobius held its Fiscal 2001 Annual Meeting of Stockholders on January 10, 2002. The matters submitted to a vote of our stockholders were the election of a member of the Board of Directors to the class of directors whose terms expires at the Fiscal 2004 Annual Meeting of Stockholders (the "2004 Annual Meeting) and the ratification of the appointment of Mobius's independent auditors.

     Mobius stockholders elected Kenneth P. Kopelman to the Board of Directors, to hold office until the 2004 Annual Meeting and until his successor are duly elected and qualified. The results of the voting were as follows:

                  Kenneth P. Kopelman

                  Voted for                 12,868,825
                  Withheld                      36,607

     Mobius stockholders ratified the appointment of KPMG LLP as Mobius's independent auditors. The results of the voting were as follows:

                  Voted for                 12,891,916
                  Against                       12,886
                  Abstain                          630

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

(b)      Reports on Form 8-K

     On March 1, 2002, Mobius filed a Form 8-K to report that on February 22, 2002, Mobius appointed PricewaterhouseCoopers LLP as the independent accounting firm to audit the financial statements of the Company for the year ended June 30, 2002, and dismissed KPMG LLP. This decision was approved by the Audit Committee of the Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2002

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