Form 10-K
period 2002-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2002-09-30
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on September 18, 2002 as reported on NASDAQ, was approximately $16.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 2002, Registrant had 17,216,475 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

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


PART IV.

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K


SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

FORWARD LOOKING STATEMENTS

Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius' control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius' goods and services, including budget allocations for new software products especially within larger corporate environments which have traditionally licensed Mobius' products, technological advances and competitive factors in the markets in which Mobius competes, including price competition from products providing similar functionality to Mobius' products as well as competition for experienced, seasoned employees (including retention) to support Mobius' key business operations, ongoing product development and growth, and acceptance and or adoption of Mobius' new products or services. Certain of these risks and uncertainties are described in detail from time to time in Mobius' filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" in Item 1 - Business. Forward looking statements included in this annual report are based on information known to Mobius as of the date of this annual report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

     Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of integrated solutions for total content management ("TCM"). Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Australia, Switzerland, Japan and the Benelux. Mobius' company headquarters are located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

      For over two decades, Mobius has delivered innovative technology that provides for storage and access to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Mobius' packaged software products support a broad range of content-intensive e-business requirements, including customer relationship management, enterprise resource planning, Internet presentment and payment, imaging and workflow.

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

      Organizations are also faced with the need to store and distribute large volumes of report output produced by various applications, particularly enterprise resource planning ("ERP") systems. The challenge is compounded by the variety of information formats now used for day-to-day business operations. These include not just computer-generated output and transactions, but scanned images, e-mail, Web pages, audio and video files, and more. Information in this broad diversity of formats is generally referred to as "content." Organizations wish to present customized views of this content to their employees, customers and suppliers over intranets and the Internet in formats that are compatible with the most widely-used desktop tool - the Web-browser.

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

      Mobius' ViewDirect(R) family of products captures, indexes, stores, distributes, Web-enables and Web-presents enterprise information. Its versatile architecture interfaces with back-office systems, capturing output from enterprise applications as well as scanned documents. ViewDirect(R) creates an integrated repository of documents, reports and images from multiple applications and sources. It makes this content available for online access, delivery via fax or e-mail, or Web-enabled for use with front-office systems such as customer service, electronic statement presentment (ESP), and electronic bill presentment and payment (EBPP). Capabilities include powerful search functions, personalized views of enterprise content, automated distribution, and tools for data analysis and export.

      The ViewDirect(R) architecture is scalable and open, supporting a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.

Products

      Mobius' ViewDirect TCM suite manages enterprise content in its many forms and makes it available for many purposes. The suite includes products for storing, viewing and delivering content as well as specialized tools for automating business processes (workflow) and for Internet bill presentment and payment. Products include ViewDirect(R), e-Search & View(TM), DocumentDirect(R) for the Internet, WorkflowDirect(TM), Click-n-Done(R), DocumentDirect(R) Application Suite, DocumentDirect(R), DocuAnalyzer(TM) and ViewDirect(R)-ABS.

      ViewDirect(R) is market-leading software for high-volume storage, high-speed indexed access and electronic distribution of enterprise information. It is the document server of the ViewDirect technology product suite, capturing, indexing, and storing information in multiple formats from multiple sources.

      e-Search & View(TM) is a powerful Web-based tool for searching content stored in high-volume, indexed enterprise archives. This content includes application report output, bills, statements, scanned forms, e-mail, policies, images, customer correspondence, and more. e-Search & View is a Web searching solution for customer support and customer relationship management.

      DocumentDirect(R) for the Internet makes content in the enterprise available over the Internet/intranet using generic Web browsers. It supports both internal users who require only browsing capability, and customers and suppliers, who want "self-service" access in a secure environment. It offers robust functionality for Web presentment of enterprise information, providing the ability to produce a replica of the original document or to extract data from a document and embed it in a customized Web page.

      WorkflowDirectTM is a Java-based business process platform for designing and building workflow applications that connect the enterprise with customers, partners and suppliers. WorkflowDirect supports both e-business applications such as loan processing and internal operations such as call center workflow. All user interactions are browser based. Interfaces to capture software and full integration with the ViewDirect TCM Content Repository link workflow tasks and users to supporting documents and scanned images.

      Click-n-Done(R) is application software that supports electronic bill presentment and payment ("EBPP") and electronic statement presentment ("ESP.") Click-n-Done supports multiple billing models including "consumer consolidation," in which bills and statements are presented on the consumer's desktop processor. Click-n-Done's distributed architecture offers the enterprise flexibility for centralized or decentralized processing. Its primary components -- the document repository, presentment server and payment server -- are designed to operate independently, supporting both self-hosting and outsourcing.

      DocumentDirect(R) Application Suite supports fast implementation of personalized document search, retrieval, and processing applications. Its configurable interface provides the flexibility to deliver powerful customer care applications and support ad-hoc searching needs.

      DocumentDirect(R) is a Windows-based portal to information stored throughout the enterprise. Its robust functionality supports the "power" user who needs flexibility in navigating the document repository and manipulating documents.

      DocuAnalyzerTM is an analytical tool that turns the data in documents into information that supports the decision-making process. It can help highlight trends and discover patterns.

      ViewDirect-ABS is an audit and balancing system that monitors data within and across business applications to ensure accuracy and consistency. It ensures that reports, statements and other business documents contain accurate information and protects against corrupt data being proliferated throughout an enterprise. ViewDirect-ABS eliminates slow and costly manual balancing, speeding procedures such as item reconciliation and control-total balancing.

Sales and Marketing

      The Company sells and markets its products primarily through a direct sales force located in 8 sales offices in the United States. In addition, Mobius has international subsidiaries in the United Kingdom, France, Germany, Italy, Australia, Switzerland, Sweden, Japan and the Benelux. These subsidiaries provide Mobius with an international direct sales force.

Customer Satisfaction

      Mobius provides twenty-four hour, seven-day-a-week support services for all of its products through its United States and international support centers. Complex diagnostics and product corrections are provided exclusively through the United States support center.

Research and Development

      The Company intends to continue to make substantial investments in research and development to maintain and enhance its product lines. Mobius believes that its future success will, in large part, depend on its ability to maintain and improve current products and develop and acquire new products that meet the emerging needs of the marketplace. The Company's research and development efforts focus on designing and developing reliable and easy-to-use products. Mobius' product development cycle (from funding a product development project until the new product is shipped to the marketplace) generally is less than six months to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. The Company divides its development team into groups delineated by product functionality and employs development tools to facilitate short development cycles for functional enhancements while maintaining product reliability.

Employees

      As of June 30, 2002, Mobius employed 408 people: 170 in Sales and Marketing; 28 in Professional Services; 55 in Customer Satisfaction; 97 in Research and Development; and 58 in General and Administrative. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

      No single customer accounted for 10% or more of consolidated revenues in fiscal years 2000, 2001 or 2002.

Competition

      The market for Mobius' products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. "Factors Affecting Future Performance" below includes a description of the competitive environment in which the Company does business.

                      FACTORS AFFECTING FUTURE PERFORMANCE


Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

      Mobius' quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, general domestic and international economic conditions, demand for Mobius' products, changes in the level of operating expenses, introductions of new products and product enhancements by Mobius or its competitors and competitive conditions in the industry.

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

Technological Change

      The market for Mobius' software, in general, and its internet products, in particular, is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius' existing products obsolete and unmarketable. Mobius' future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

      To date, a substantial portion of Mobius' revenues have been attributable to the licensing and related maintenance service of its ViewDirect and DocumentDirect suite of products. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on its business, operating results or financial condition.

Competition

      The market for Mobius' products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International, BMC Software, Inc., FileNet Corporation, International Business Machines Corp., and Quest Software, Inc. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on Mobius' business, operating results or financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius' business, operating results or financial condition.

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius' international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will successfully be able to market its products internationally. Mobius' international sales are subject to the general risks inherent in doing business internationally, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for international countries, lack of acceptance of localized products in international countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of international laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius' future international revenues and, consequently, on its business, operating results or financial condition.

      An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius' products more expensive, and, therefore, potentially less competitive in those markets. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on Mobius' international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report.

Expansion of Indirect Channels

      To date, sales through indirect sales channels have not been significant although Mobius continues to invest resources to develop these channels. Mobius' revenue growth in the future may be affected by its success in expanding existing and establishing additional relationships with strategic partners.

Extended Payment Risk

      The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms, the related financing period is generally 3 to 5 years. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Although Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable, there can be no assurances that customers will not default under such financing arrangements, or that any such default would not have a material adverse effect on Mobius' business, operating results or financial condition.

Protection of Intellectual Property

      Mobius' success is heavily dependent upon its confidential and proprietary intellectual property. Mobius has no issued patents covering any aspect of its software products, but it has two patent applications pending in the U.S. with corresponding international filings. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some international countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that its means of attempting to protect Mobius' proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

Risk of Product Defects; Product Liability

      Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. Mobius could in the future lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in Mobius' software. Although Mobius' business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius' reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results or financial condition.

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

Management of Growth; Dependence on Senior Management and Other Key Employees

      Mobius' ability to effectively manage its future growth, if any, will require it to continue to improve Mobius' operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results or financial condition would be materially adversely affected.

      Mobius' success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius' business, operating results or financial condition.

If Widespread Internet Usage Does Not Continue, or if the Internet Cannot Accommodate Continued Growth, Mobius' Business Will Be Harmed.

      Acceptance of Mobius' Internet-based products depends upon continued use of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for e-commerce enabling products and services is subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Mobius' customer base for its Internet-based products may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers may be reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, Mobius' business may be harmed.

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

Concerns about Transaction Security on the Internet May Hinder Mobius' Internet Product Sales.

      A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Mobius' products for the Internet rely on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Mobius' Internet products use to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Mobius' Internet products, which could undermine future Internet product sales.

ITEM 2. PROPERTIES

      Mobius is headquartered in Rye, New York, where it leases an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago, Illinois. Mobius leases an aggregate of approximately 80,000 additional square feet of space domestically and internationally for its sales offices, including approximately 36,700 square feet of space in Chicago. Mobius intends to decrease the square footage needed for its sales operations in Chicago. The remaining facilities are adequate to meet Mobius' current needs.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, Mobius is involved in litigation relating to claims arising out of its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results, cash flow or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2002.

PART II.

ITEM 5(a). MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Mobius' common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since its initial public offering on April 27, 1998. According to records of Mobius' transfer agent, Mobius had approximately 62 stockholders of record as of September 18, 2002. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of Mobius' common stock on the NASDAQ National Market for the periods indicated.

     Quarter ended:                           High        Low
     --------------                           ----        ---
     September 30, 2000                       $5.00      $2.75
     December 31, 2000                        $5.13      $1.13
     March 31, 2001                           $5.25      $2.00
     June 30, 2001                            $4.03      $2.19
     September 30, 2001                       $3.25      $1.78
     December 31, 2001                        $4.04      $2.00
     March 31, 2002                           $3.56      $2.15
     June 30, 2002                            $3.32      $2.00

      Mobius has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Mobius currently intends to retain future earnings to fund the development and growth of its business. Payment of future dividends, if any, will be at the discretion of its Board of Directors after taking into account various factors, including Mobius' financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2002 are derived from the consolidated financial statements of Mobius. The financial statements for each of the years in the four-year period ended June 30, 2001 have been audited by KPMG LLP and the financial statements for the year ended June 30, 2002 have been audited by PricewaterhouseCoopers LLP. Both KPMG LLP and PricewaterhouseCoopers LLP are independent certified public accountants. The consolidated financial statements as of June 30, 2001 and 2002 and for each of the years in the three-year period ended June 30, 2002, and the report thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.


                                                                                  Years Ended June 30,
                                                            1998           1999            2000          2001           2002
                                                          --------      ---------       --------       --------       -------

Consolidated Statement of Operations Data
  (in thousands, except per share data):

Revenues:
  Software license                                        $ 37,929       $ 48,811       $ 31,018       $ 39,321       $ 28,026
  Maintenance                                               17,892         23,901         27,785         33,174         34,776
  Professional service and other                               706          1,124          1,402          1,717          5,111
                                                          --------       --------       --------       --------       --------

          Total revenues                                    56,527         73,836         60,205         74,212         67,913

Costs of revenues:
  Software license                                           1,443          1,223            946          1,219          1,128
  Maintenance                                                3,280          4,776          5,399          5,331          5,919
  Professional service and other                               313            235            671            817          5,035
                                                          --------       --------       --------       --------       --------

         Total costs of revenues                             5,036          6,234          7,016          7,367         12,082
                                                          --------       --------       --------       --------       --------

Gross profit                                                51,491         67,602         53,189         66,845         55,831

Operating expenses (1):
  Sales and marketing                                       28,613         41,877         44,289         44,886         38,151
  Research and development                                   8,013         10,674         14,823         16,267         15,741
  General and administrative                                 6,542          9,409         12,086         10,460         10,380
  Facilities restructuring                                    --             --             --             --            1,394
                                                          --------       --------       --------       --------       --------

Total operating expenses                                    43,168         61,960         71,198         71,613         65,666
                                                          --------       --------       --------       --------       --------

Income (loss) from operations                                8,323          5,642        (18,009)        (4,768)        (9,835)
License and other interest income                            1,871          2,920          2,930          2,689          1,674
Interest expense                                               (14)           (16)           (58)            (9)           (15)
Foreign currency transaction gains (loss)                      (15)          (191)            44            102             (5)
Other income                                                  --             --             --              109            148
Investment impairments                                        --             --           (2,220)          (718)          --
                                                          --------       --------       --------       --------       --------
Income (loss) before income taxes                           10,165          8,355        (17,313)        (2,595)        (8,033)
Provision (benefit) for income taxes                         5,500          4,057         (5,417)          (605)        (2,812)
Accretion on Preferred Stock                                   102           --             --             --             --
                                                          --------       --------       --------       --------       --------

Net income (loss) available to common stock               $  4,563       $  4,298       $(11,896)      $ (1,990)      $ (5,221)
                                                          ========       ========       ========       ========       ========

Basic earnings (loss) per share(2)                        $   0.38       $   0.24       $  (0.66)      $  (0.11)      $  (0.30)
Basic weighted average shares outstanding(2)                12,156         17,813         17,988         18,225         17,459
Diluted earnings (loss) per share(2)                      $   0.27       $   0.23       $  (0.66)      $  (0.11)      $  (0.30)
Diluted weighted average shares outstanding(2)              16,738         18,964         17,988         18,225         17,459

Consolidated Balance Sheet Data
  (in thousands):
Total assets                                              $ 78,800       $ 89,201       $ 78,393       $ 75,515       $ 71,392
Total long-term obligations                                  8,776          7,612          3,698          1,398          1,406
Stockholders' equity                                        46,122         51,528         40,591         38,470         31,120


(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the years ended June 30, 1998, 1999, 2000, 2001 and 2002 aggregating $642, $1,046, $537, $277 and $125, respectively.

(2) For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to the Company's fiscal years ended June 30, 2002 and June 30, 2001, respectively.

Overview

      Mobius is a leading provider of integrated solutions for total content management. For over two decades, Mobius has delivered innovative technology that provides for storage and access to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Mobius' packaged software products support a broad range of content-intensive e-business requirements, including customer relationship management, enterprise resource planning, Internet presentment and payment, imaging and workflow.

      The Company's total revenues increased from $60.2 million in fiscal 2000 to $74.2 million in fiscal 2001 and decreased to $67.9 million in fiscal 2002. Mobius derives its revenues from product licenses, related annual maintenance and professional services and other. This year, 41.3% of total revenues were generated from software licenses, 51.2% were generated from maintenance and 7.5% were generated from professional services and other. Mobius believes that the decrease in license revenue was impacted by the recent global economic recession and the disappointing response of its customers to sales and marketing initiatives. The decrease in license revenue has been partially offset by an increase in professional service and other revenue. In an effort to improve its sales and marketing initiatives, the Company has refocused its sales and marketing team under new leadership and implemented new productivity strategies.

      License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of the Company's license revenues and for a significant portion of total revenues. This year license revenues for these products accounted for approximately 90.1% of license revenues and approximately 37.2% of total revenues. Last year license revenues for these products accounted for approximately 89.5% of license revenues and approximately 47.4% of total revenues. The Company anticipates that, for the foreseeable future, license revenue from these products will continue to account for a significant portion of license and total revenues.

      Mobius' growing customer base has led to continued growth in maintenance revenues, from $27.8 million in fiscal 2000 to $33.2 million last year to $34.8 million this year. Maintenance revenue consists primarily of fees for customer support services and enhancements provided by the Company for its products.

      This year, Mobius dedicated more resources to the development of the Company's professional service business and entered into more professional service arrangements. As a result, professional service and other revenue has increased from $1.4 million in fiscal 2000 and $1.7 million last year to $5.1 million this year. Other revenues in all years were not significant.

      International revenues decreased this year to $10.4 million from $12.8 million last year. International revenues were $9.9 million in fiscal 2000. Mobius believes that the economic recession and the disappointing response of its customers to sales and marketing initiatives contributed to Mobius selling fewer licenses of its products to new and existing international customers. As a group, the Company's international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention, increased revenues and financial resources. The majority of Mobius' current international revenues are derived from the operations of its wholly-owned subsidiaries and through agents. The Company receives a royalty that is a percent of agent or subsidiary sales of software licenses and maintenance contracts to international customers. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius' control.

      Prior to fiscal 2001, losses at Mobius' international subsidiaries had not been consolidated for United States income tax purposes. Consequently, prior to fiscal 2001, the Company has experienced a reduced effective tax benefit versus the U.S. Federal statutory rate, as no tax benefit had been provided for the majority of international losses. During fiscal 2001, the Company made certain U.S. Federal income tax elections which allowed certain of these international tax losses to be included within its U.S. Federal consolidated income tax return. These elections, in part, have caused the Company's effective tax rate to approach the U.S. Federal statutory rate in fiscal 2002. To the extent the Company is successful at bringing its international subsidiaries to profitability, the Company's effective tax rate could again exceed the U.S. Federal statutory rate depending on the availability of operating loss carryforwards in the profitable international jurisdictions and the operation of foreign tax credit limitations.

Critical Accounting Policies and Estimates

      Mobius' discussion and analysis of its financial condition and results of operations are based upon Mobius' consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

      Management believes that its significant judgements and estimates used in the preparation of its consolidated financial statements are influenced by the following critical accounting policies, among others.

Revenue Recognition

      License and maintenance revenue are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenue from software license contracts includes license fees related to long-term licenses, generally 5 or 15 years, and fees for term license contracts, which are generally 3 to 5 years. Revenue from executed software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

      SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amended SOP 97-2 and clarified what is considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement, was adopted by Mobius on July 1, 1999.

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

Software Development Costs

      Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of its software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:

                                                   Years Ended June 30,
                                               2000         2001       2002
                                             --------------------------------
Revenues:
  Software license                             51.5%        53.0%        41.3%
  Maintenance                                  46.2         44.7         51.2
  Professional service and other                2.3          2.3          7.5
                                             ------       ------       ------
          Total revenues                      100.0        100.0        100.0

Costs of revenues:
  Software license                              1.6          1.6          1.7
  Maintenance                                   9.0          7.2          8.7
  Professional service and other                1.1          1.1          7.4
                                             ------       ------       ------

      Total costs of revenues                  11.7          9.9         17.8
                                             ------       ------       ------

Gross profit                                   88.3         90.1         82.2

Operating expenses:
  Sales and marketing                          73.6         60.5         56.2
  Research and development                     24.6         21.9         23.2
  General and administrative                   20.1         14.1         15.3
  Facilities restructuring                      --           --           2.0
                                             ------       ------       ------

   Total operating expenses                   118.3         96.5         96.7
                                             ------       ------       ------

Loss from operations                          (30.0)        (6.4)       (14.5)

License and other interest income               4.9          3.6          2.5
Interest expense                               (0.1)         --           --
Foreign currency transactions                   0.1          0.1          --
Other income                                     --          0.2          0.2
Investment impairments                         (3.7)        (1.0)         --
                                             ------       ------       ------
Loss before income taxes                      (28.8)        (3.5)       (11.8)

Benefit for income taxes                       (9.0)        (0.8)        (4.1)
                                             ------       ------       ------
Net loss                                      (19.8)%       (2.7)%       (7.7)%
                                             ======       ======       ======


Year Ended June 30, 2000 Compared to Year Ended June 30, 2001 Compared to Year Ended June 30, 2002

Revenues

o Total revenues increased 23.3% from $60.2 million in fiscal 2000 to $74.2 million in fiscal 2001 and decreased 8.5% to $67.9 million in fiscal 2002. Domestic revenues increased 22.0% from $50.3 million in fiscal 2000 to $61.4 million in fiscal 2001 and decreased 6.4% to $57.5 million in fiscal 2002. International revenues increased 29.5% from $9.9 million in fiscal 2000 to $12.8 million in fiscal 2001 and decreased 18.4% to $10.4 million in fiscal 2002.

o Software license revenues increased 26.8% from $31.0 million in fiscal 2000 to $39.3 million in fiscal 2001 and decreased 28.7% to $28.0 million in fiscal 2002. During fiscal 2001 the market for Mobius' products appeared to be returning to its pre-Y2K conditions and accordingly, total revenues increased primarily because Mobius sold more licenses for its products to new and existing customers. For fiscal 2002, Mobius believes that the decrease in license revenues was impacted by the recent global economic recession and the disappointing response of its customers to sales and marketing initiatives. In an effort to improve its sales and marketing initiatives, the Company has refocused its sales and marketing team under new leadership and implemented new productivity strategies.

o Maintenance revenues increased 19.4% from $27.8 million in fiscal 2000 to $33.2 million in fiscal 2001 and increased 4.8% to $34.8 million in fiscal 2002. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company.

o Professional service and other revenues increased 22.5% from $1.4 million in fiscal 2000 to $1.7 million in fiscal 2001 and increased 197.7% to $5.1 million in fiscal 2002. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for all years were not significant.

Costs of Revenues.

o Costs of software license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues increased 28.9% from $946,000 in fiscal 2000 to $1.2 million in fiscal 2001 and decreased 7.5% to $1.1 million in fiscal 2002, representing 3.0%, 3.1% and 4.0%, respectively, of software license revenues in those years. The costs of software license revenues are a function of license sales which were subject to royalties.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance revenues decreased 1.3% from $5.4 million in fiscal 2000 to $5.3 million in fiscal 2001 and increased 11.0% to $5.9 million in fiscal 2002, representing 19.4%, 16.1% and 17.0%, respectively, of maintenance revenues in those years. In fiscal 2001, the decrease in the percentage of cost of maintenance revenues in relation to the maintenance revenues was primarily attributable to supporting more maintenance agreements with an insignificant increase in maintenance costs. In fiscal 2002, the increases in costs of maintenance and other revenues was primarily attributable to increased staffing and personnel-related costs associated with post sales assistance.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The costs of professional service and other revenues increased 21.8% from $671,000 in fiscal 2000 to $817,000 in fiscal 2001 and increased 516.3% to $5.0 million in fiscal 2002, representing 47.9%, 47.6% and 98.5% respectively, of professional service and other revenues in those years. The costs of professional service and other revenues increased as the result of Mobius entering into more professional service arrangements. The costs of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating more internal resources and, to a lesser extent, the loss accrued on a long-term contract.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius' products, including salaries, commissions, performance based bonuses, and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 1.3% from $44.3 million in fiscal 2000 to $44.9 million in fiscal 2001 and decreased 15.0% to $38.2 million in fiscal 2002, representing 73.6%, 60.5% and 56.2%, respectively, of total revenues in those years. In fiscal 2001, expenses increased slightly due to more commissions and bonuses paid for selling more software licenses and additional marketing personnel hired, offset by a decrease in sales and marketing expenses related to the consolidation of dedicated Click-n-Done sales and marketing departments into Mobius' primary sales and marketing structures. The decrease in fiscal 2002 was primarily due to decreased commissions and bonus and consolidation of the Click-n-Done sales and marketing departments into Mobius' primary sales and marketing structures. Commissions are a variable expense related to license revenues and the decrease in commissions corresponds with the decrease in license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 9.7% from $14.8 million in fiscal 2000 to $16.3 million in fiscal 2001 and decreased 3.2% to $15.7 million for fiscal 2002, representing 24.6%, 21.9% and 23.2%, respectively, of total revenues in those years. In fiscal 2001, the increase in research and development expenses was attributable to higher personnel-related costs. The decrease in fiscal 2002 was primarily attributable to a decrease in the cost of outside research subcontractors and a reduction in recruiting expenses due to cost savings initiatives offset by an increase in personnel costs. Research and development expenses as a percentage of total revenues fluctuate with the changes in development projects and annual revenues.

o General and administrative expenses consist of personnel costs related to general management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 13.5% from $12.1 million in fiscal 2000 to $10.5 million in fiscal 2001 and decreased 0.8% to $10.4 million in fiscal 2002, representing 20.1%, 14.1% and 15.3%, respectively, of total revenues in those years. The decrease in fiscal 2001 was attributable to the elimination of Click-n-Done's administration department, decreased bonuses, completion of special projects and the implementation of administrative cost savings strategies. These decreases were partially offset by increased depreciation for capitalized infrastructure projects. In fiscal 2002, the decrease was attributable to utilizing fewer professional services offset by an increase in personnel costs. General and administrative expenses as a percentage of total revenues fluctuate with the changes in general and administrative costs and annual revenues.

o Facilities restructuring expenses consist of an accrual for a loss on the Company's lease for one of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in fiscal 2002. As of June 30, 2002, the Company had $1.4 million remaining in the facilities restructuring accrual. The charge reflects estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination was made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination was made.


License and other interest income; interest expense; foreign currency transaction gains (losses).

      License and other interest income was $2.9 million, $2.7 million and $1.7 million in fiscal 2000, 2001, and 2002, respectively. During fiscal 2002, license and other interest income decreased due to a decrease in interest rates and to a lesser extent a decrease in software license installment receivables. During fiscal 2000, 2001 and 2002 interest expense and foreign currency transaction gains were insignificant.

Income Taxes.

      The benefit for income taxes was $5.4 million in fiscal 2000, $605,000 in fiscal 2001 and $2.8 million in fiscal 2002. The Company had effective tax rates of approximately 31.3%, 23.3% and 35.0% in fiscal years 2000, 2001 and 2002, respectively. The effective tax rates reflect the statutory tax benefit for the losses in the United States offset by limitations on the tax benefit which can be taken from losses in Mobius' international subsidiaries.

Investments

      In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius' investment in HAN was a minority ownership position, which was less than 5%.

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares for its investment in HAN. Mobius sold a portion of the shares received and realized a $150,000 gain in fiscal 2002. The carrying value of the remaining Intelidata shares of $146,000 is included in marketable securities at June 30, 2002.

      In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This was an investment in preferred stock, which would convert into common stock if Flooz.com had completed an initial public offering. Mobius held a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. Flooz.com has ceased operations and, in August 2001, filed for bankruptcy liquidation. Accordingly, Mobius recorded an impairment loss of $500,000 in fiscal 2001. Robert H. Levitan, the former Chief Executive Officer of Flooz.com, is currently, and has been since June 2000, a member of the Board of Directors of Mobius.

Selected Quarterly Operating Results

      The following table presents certain consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2002. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.


                                                                                          Quarters Ended
                                           Sept.30,      Dec. 31,       March 31,      June 30,       Sept.30,       Dec. 31,
                                             2000          2000           2001           2001           2001           2001
                                         -----------   -----------    -----------    -----------    -----------     ----------
Revenues:
  Software license revenues              $   10,406     $   10,479     $    7,719     $   10,717     $    5,407     $    7,165
  Maintenance                                 7,735          8,308          8,536          8,595          8,588          8,679
  Professional Services and other               389            317            395            616            583          1,761
                                         ----------     ----------     ----------     ----------     ----------     ----------
Total revenues                               18,530         19,104         16,650         19,928         14,578         17,605
Costs of revenues:
  Software license revenues                     417            326            122            354            234            205
  Maintenance                                 1,284          1,239          1,387          1,421          1,292          1,565
  Professional services and other               277            165            139            236            683          1,569
                                         ----------     ----------     ----------     ----------     ----------     ----------
Total costs of revenues                       1,978          1,730          1,648          2,011          2,209          3,339
                                         ----------     ----------     ----------     ----------     ----------     ----------
Gross profit                                 16,552         17,374         15,002         17,917         12,369         14,266
Operating expenses (1):
  Sales and marketing                        11,682         11,764         10,616         10,824          9,288          9,783
  Research and development                    4,330          3,953          4,109          3,875          3,744          3,745
  General and administrative                  2,582          2,531          2,732          2,615          2,589          2,567
  Facilities restructuring                     --             --             --             --             --             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
Total operating expenses                     18,594         18,248         17,457         17,314         15,621         16,095
                                         ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from operations                (2,042)          (874)        (2,455)           603         (3,252)        (1,829)
License and other interest income               696            748            650            595            539            487
Interest expense                                 (3)          --               (2)            (4)            (5)             1
Foreign currency transactions                     4              2             90              6              2              6
Other income                                   --               67             32             10           --             --
Investment impairments                         (218)          --             (500)          --             --             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes            (1,563)           (57)        (2,185)         1,210         (2,716)        (1,335)
Provision (benefit) for income taxes           (484)           195           (734)           418           (860)          (424)
                                         ----------     ----------     ----------     ----------     ----------     ----------
Net income(loss)available to
  common stock                           $   (1,079)    $     (252)    $   (1,451)    $      792     $   (1,856)    $     (911)
                                         ==========     ==========     ==========     ==========     ==========     ==========

Basic earnings (loss) per share          $    (0.06)    $    (0.01)    $    (0.08)    $     0.04     $    (0.10)    $    (0.05)
                                         ==========     ==========     ==========     ==========     ==========     ==========

Diluted earnings (loss) per share        $    (0.06)    $    (0.01)    $    (0.08)    $     0.04     $    (0.10)    $    (0.05)
                                         ==========     ==========     ==========     ==========     ==========     ==========

As a Percentage of Total Revenues
Revenues:
 Software license revenues                       56.2%          54.9%          46.4%          53.8%          37.1%          40.7%
 Maintenance                                     41.7           43.5           51.3           43.1           58.9           49.3
 Professional service and other                   2.1            1.6            2.3            3.1            4.0           10.0
                                           ----------     ----------     ----------     ----------     ----------     ----------
  Total revenues                                100.0          100.0          100.0          100.0          100.0          100.0
Costs of revenues:
  Software license revenues                       2.3            1.7            0.7            1.8            1.6            1.2
  Maintenance                                     6.9            6.5            8.3            7.1            8.9            8.9
  Professional service and other                  1.5            0.9            0.8            1.2            4.7            8.9
                                           ----------     ----------     ----------     ----------     ----------     ----------
    Total costs of revenues                      10.7            9.1            9.8           10.1           15.2           19.0
                                           ----------     ----------     ----------     ----------     ----------     ----------
Gross profit                                     89.3           90.9           90.2           89.9           84.8           81.0
Operating expenses (1):
  Sales and marketing                            63.0           61.6           63.8           54.3           63.7           55.5
  Research and development                       23.4           20.7           24.7           19.5           25.7           21.3
  General and administrative                     13.9           13.2           16.4           13.1           17.7           14.6
  Facilities restructuring                        0.0            0.0            0.0            0.0            0.0            0.0
                                           ----------     ----------     ----------     ----------     ----------     ----------
Total operating expenses                        100.3           95.5          104.9           86.9          107.1           91.4
                                           ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from operations                   (11.0)          (4.6)         (14.7)           3.0          (22.3)         (10.4)
License and other interest income                 3.8            3.9            3.9            3.0            3.7            2.8
Interest expense                                  0.0            0.0            0.0            0.0            0.0            0.0
Foreign currency transactions                     0.0            0.0            0.5            0.0            0.0            0.0
Other income                                      0.0            0.4            0.2            0.1            0.0            0.0
Investment impairments                           (1.2)           0.0           (3.0)           0.0            0.0            0.0
                                           ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes                (8.4)          (0.3)         (13.1)           6.1          (18.6)          (7.6)
Provision (benefit) for income taxes             (2.6)           1.0           (4.4)           2.1           (5.9)          (2.4)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Net income (loss) available to common
  stock                                          (5.8)%         (1.3)%         (8.7)%          4.0%         (12.7)%         (5.2)%
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                           March 31,      June 30,
                                             2002           2002
                                         -----------    -----------
Revenues:
  Software license revenues               $    5,157     $   10,297
  Maintenance                                  8,732          8,777
  Professional Services and other                908          1,859
                                          ----------     ----------
Total revenues                                14,797         20,933
Costs of revenues:
  Software license revenues                      218            471
  Maintenance                                  1,465          1,597
  Professional services and other                873          1,910
                                          ----------     ----------
Total costs of revenues                        2,556          3,978
                                          ----------     ----------
Gross profit                                  12,241         16,955
Operating expenses (1):
  Sales and marketing                          9,007         10,073
  Research and development                     4,118          4,134
  General and administrative                   2,532          2,692
  Facilities restructuring                      --            1,394
                                          ----------     ----------
Total operating expenses                      15,657         18,293
                                          ----------     ----------
Income (loss) from operations                 (3,416)        (1,338)
License and other interest income                330            318
Interest expense                                 (11)          --
Foreign currency transactions                      4            (17)
Other income                                    --              148
Investment impairments                          --             --
                                          ----------     ----------
Income (loss) before income taxes             (3,093)          (889)
Provision (benefit) for income taxes          (1,216)          (312)
                                          ----------     ----------
Net income(loss)available to
  common stock                            $   (1,877)    $     (577)
                                          ==========     ==========
Basic earnings (loss) per share           $    (0.11)    $    (0.03)
                                          ==========     ==========
Diluted earnings (loss) per share         $    (0.11)    $    (0.03)
                                          ==========     ==========
As a Percentage of Total Revenues
Revenues:
 Software license revenues                        34.9%          49.2%
 Maintenance                                      59.0           41.9
 Professional service and other                    6.1            8.9
                                                 -----          -----
  Total revenues                                 100.0          100.0
Costs of revenues:
  Software license revenues                        1.5            2.3
  Maintenance                                      9.9            7.6
  Professional service and other                   5.9            9.1
                                                 -----           ----
    Total costs of revenues                       17.3           19.0
                                                 -----           ----
Gross profit                                      82.7           81.0
Operating expenses (1):
  Sales and marketing                             60.9           48.1
  Research and development                        27.8           19.7
  General and administrative                      17.1           12.9
  Facilities restructuring                         0.0            6.7
                                                 -----           ----
Total operating expenses                         105.8           87.4
                                                 -----           ----
Income (loss) from operations                    (23.1)          (6.4)
License and other interest income                  2.2            1.5
Interest expense                                   0.0            0.0
Foreign currency transactions                      0.0           (0.1)
Other income                                       0.0            0.7
Investment impairments                             0.0            0.0
                                                 -----           ----
Income (loss) before income taxes                (20.9)          (4.3)
Provision (benefit) for income taxes              (8.2)          (1.5)
Net income (loss) available to common            -----           ----
  stock                                          (12.7)%         (2.8)%
                                                 =====           ====

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO. Such stock compensation expense for the 8 quarters ended June 30, 2002 was $91,000, $91,000, $56,000, $39,000, $40,000, $40,000,
     $27,000 and $18,000, respectively.

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including lengthy product sales cycles, changes in the level of operating expenses, demand for the Company's products, introductions of new products and product enhancements by Mobius or Mobius' competitors, changes in customer budgets, competitive conditions in the industry and general domestic and international economic conditions. License revenues typically peak during the fourth fiscal quarter and to a lesser extent in the second fiscal quarter. These fluctuations are caused primarily by customer purchasing patterns and the Company's sales force incentive programs which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as the factors described above.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of June 30, 2002, Mobius had cash and cash equivalents of $31.1 million, an increase of $7.0 million from $24.1 million held at June 30, 2001. In addition, Mobius had marketable securities of $2.6 million as of June 30, 2002, a decrease of $7.9 million from $10.5 million held as of June 30, 2001.

      In fiscal 2000, net cash used in operating activities was $4.0 million. In fiscal 2001 and 2002, operating activities provided net cash of $8.3 million and $2.2 million, respectively. In fiscal 2000, Mobius' use of cash in operating activities was primarily caused by its net loss and an increase in accounts receivable offset by collections of software license installments and growth in deferred revenues. During fiscal 2001 and 2002, Mobius' depreciation and amortization expense adjustment in operating activities was $4.2 million and $4.1 million, respectively. Depreciation and amortization expense increased during fiscal 2001 due to infrastructure investments. Mobius' sources of cash during fiscal 2001 was collections of software installments and accounts receivable. Mobius' sources of cash during fiscal 2002 was collections of software installments and an increase in deferred revenue, offset by an increase in accounts receivable. Software license installments, which decreased 28.9% from $14.5 million at June 30, 2001 to $10.3 million at June 30, 2002, represent payments due from customers for license fees that are paid over the term of the installment agreement. Since payments are made over multiple reporting periods, software license installments can fluctuate with the amount of license revenue sold on an installment basis. Net accounts receivable increased 24.2% from $12.9 million at June 30, 2001 to $16.0 million at June 30, 2002, largely as a result of slower collections.

      Net cash used in investing activities was $8.6 million and $5.2 million in fiscal 2000 and 2001, respectively. Net cash provided by investing activities was $7.2 million in fiscal 2002. The increase in cash provided by investing activities was primarily attributable to the increase in the net proceeds from the sale of marketable securities and the decrease in capital expenditures.

      For the years ended June 30, 2000, 2001 and 2002, cash of $6.2 million, $4.2 million and $1.1 million, respectively was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements. Marketable securities of $3.5 million, $23.4 million and $8.4 million were purchased and $2.3 million, $23.3 million and $17.0 million marketable securities were sold, in fiscal 2000, 2001, 2002, respectively. Mobius made investments of $1.3 million and $375,000 in Home Account Network and Flooz.com during fiscal 2000 and 2001, respectively. These investments are disclosed in detail in a separate section of Management's Discussion and Analysis and in Note 5 of the Consolidated Financial Statements.

      In fiscal 2000, cash provided by financing activities of $327,000 was primarily due to cash received from the exercise of stock options and sales of Mobius' common stock through the employee stock purchase plan. Net cash provided by financing activities was $147,000 in fiscal 2001, primarily due to the sale of Mobius' common stock through the employee stock purchase plan, offset by the cash used to repurchase Mobius' common stock. In fiscal 2002, net cash used in financing activities was $3.1 million, primarily due to cash used to repurchase Mobius' common stock pursuant to Mobius' stock repurchase program, offset by cash received for employee stock purchases and stock option exercises.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of June 30, 2002, the future minimum lease payments for these operating leases is as follows (in thousands):

                                                Operating
                                                 Leases
                                                --------
Year Ended:
-----------

June 30, 2003                                    $3,136
June 30, 2004                                     2,776
June 30, 2005                                     2,145
June 30, 2006                                     1,549
June 30, 2007                                     1,492
Thereafter                                        3,790
                                                -------
Total minimum lease payments                    $14,888
                                                =======

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

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius' strategic market position.

Bad Debt Reserves

      Accounts receivable reserves are primarily calculated by identifying potentially problem accounts and potential adjustments to maintenance agreements. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies potentially problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2001 and June 30, 2002 approximately 80% and 86%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

      Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances for software license installments tend to be large due to the selling price of Mobius' products. Software license installment and accounts receivable reserves were $1.45 million and $1.5 million at June 30, 2001 and June 30, 2002, respectively.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. The buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. The Company recognized approximately $1.1 million of TapeSaver maintenance revenue through December 31, 1999 for TapeSaver maintenance billings collected prior to the sale, $795,000 of which was recognized in fiscal 1999 and $302,000 of which was recognized in fiscal 2000. No maintenance revenue was recognized in fiscal 2001 and 2002. For the years ended June 30, 2000 and 2001, the Company recognized $673,000 and $450,000 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in fiscal 2002.

      Mobius commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius' favor against the buyer and its president in the amount of $381,750, which represents amounts past due under the sales agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 each month from March 31, 2002 through December 31, 2003 and to pay Mobius' share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court granted that motion and issued an order confirming the award on September 23, 2002.

      During fiscal 2001, Mobius integrated Click-n-Done with Mobius' other products, to provide an integrated architecture that supports electronic statement presentment, electronic bill presentment and payment and electronic invoice presentment and payment. Mobius' segregated expenses for Click-n-Done were approximately $8.2 million and $4.4 million in fiscal 2000 and 2001, respectively. Through June 30, 2000, Mobius had not generated any revenue from the sale of its Click-n-Done products. In fiscal 2001 Mobius recognized $173,000 of license revenue from Click-n-Done products.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company adopted this statement as of July 1, 2001. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial position or results of operations.

      Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested for impairment annually or whenever events or circumstances occur that indicate goodwill could have been impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company adopted this statement on July 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of recorded goodwill or intangible assets associated with any prior business combination.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the obligation arises, and will be amortized to expense over the life of the asset. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Mobius adopted this statement on July 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Mobius adopted this statement on July 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan as prescribed by EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As disclosed in Note 17, in fiscal 2002, Mobius recognized a facilities restructuring charge of $1.4 million. The estimated accrual was recognized in accordance with EITF Issue No. 94-3 based on the estimated fair value of the liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius' investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius' investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. At June 30, 2002, Mobius primarily held debt securities.

      Mobius may be subject to foreign currency fluctuations in relation to accounts receivable and accounts payable that may be denominated in a foreign currency other than the functional currency in certain international jurisdictions. To the extent that such foreign currency transactions are negatively or positively effected by foreign currency fluctuations, foreign currency transaction losses or gains would be recognized. Mobius does not use derivative foreign exchange financial investments.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are currently seven members of the Board of Directors. During fiscal year 2002, Edward Glassmeyer resigned from the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2002, 2003 and 2004 annual meeting of stockholders. Generally, Mobius directors are elected for three-year terms, However, Robert H. Levitan was appointed to fill a vacancy with a remaining term of two years, and Arthur J. Marks was appointed to fill a vacancy with a remaining term of one year. Personal information on each of our directors is given below.

      The Board oversees the management of the Company on the stockholder's behalf. It reviews Mobius' long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius' business day to day, and evaluates his performance.

      Six of Mobius' seven directors are not Mobius employees. Only non-employee directors serve on Mobius' Audit and Compensation committees. The Board met seven times during fiscal 2002. Each director attended all of the meetings of the Board held during their term, except Gary G. Greenfield and Robert H. Levitan who each attended six of the seven meetings of the Board.

 DIRECTORS

      Set forth below are the names, ages, positions and certain other information concerning the current Directors of Mobius.

Mitchell Gross...........  Co-Founder of Mobius. President since 1981 and
Age 52                     Chairman of the Board and Chief Executive Officer
Director since 1981        since 1996.  Mr. Gross was an officer in the U.S.
                           Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and
                           Applied Science and an M.B.A. in finance from The
                           Wharton School at the University of Pennsylvania.

Joseph J. Albracht.......  Co-founder of Mobius. Executive Vice President and
Age 53                     Secretary from 1981 to 1999, Chief Operating
Director since 1981        Officer from 1996 to 1999 and Treasurer from 1981
                           to 1996. Holds a B.S. in operations research and an M.B.A. from Pennsylvania State University.

Gary G. Greenfield.......  Chief Executive Officer of Peregrine Systems,
Age 47                     Inc.(1) Formerly, President and Chief Executive
Director since 1998        Officer of MERANT plc from 1998 to 2001.  Holds a
                           B.S. from the U.S. Naval Academy, an M.S.
                           Administration from George Washington University and an M.B.A from Harvard Business School. Serves as a director of Hyperion Solutions, Peregrine
                           Systems, Inc., and Managed Objects and is Chairman of Intellitactics. Chairman of the Information
                           Technology Association, a special advisor to JMI
                           Equity, and a member of the Norwood School Board of Trustees.

Patrick W. Gross.........  Co-founder of American Management Systems, Inc.
Age 57                     Holds a B.S. in economics from Rensselear
Director Since 2002        Polytechnic Institute, an M.S. in economics from
                           the University of Michigan and an M.B.A from Stanford University. Serves as a director of Capital One Financial Corporation, Landmark Systems
                           Corporation and Baker & Taylor, Inc.

Kenneth P. Kopelman......  Partner of Kramer Levin Naftalis & Frankel LLP(2)
Age 50                     (law firm).  Attended Cornell University (A.B.) and
Director since 1997        the London School of Economics and received his
                           J.D. from Columbia University School of Law.
                           Serves as a director of Liz Claiborne, Inc.

Robert H. Levitan........  New media and technology entrepreneur, most
Age 41                     recently consulting with Pearson PLC. Co-founder
Director since 2000        and Chief Executive Officer of Flooz.com, Inc. from
                           1999 to 2001(3).  Co-founder of iVillage.com, Inc.
                           Holds a B.A. in history and public policy studies from Duke University. Serves as a director of New
                           York Cares.

Arthur J. Marks..........  General Partner of Valhalla Partners and Chairman
Age 57                     of the Mid-Atlantic Venture Association. General
Director since 2002        Partner with New Enterprise Associates, from 1984
                           to 2001. Formerly with General Electric from 1975
                           to 1984 and Baxter-Travenol Laboratories from 1971 to 1975. Holds a B.S. in industrial engineering from the University of Michigan and an M.B.A from the Harvard University Graduate School of Business.
                           Serves as a director of Progress Software, Advanced
                           Switching Communications and Talk America.


(1)  Peregrine Systems, Inc. filed for bankruptcy protection in September 2002.

(2) Kramer Levin has served as legal counsel to Mobius since the Company's founding in 1981.

(3)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.


DIRECTOR COMPENSATION

      Mobius employees receive no extra pay for serving as directors. Effective February 2002: (1) the annual retainer fee for non-employee directors serving on the Board was increased from $10,000 to $15,000, payable quarterly in advance;
(2) Audit Committee members receive an additional annual fee of $2,500; and (3) the fee for each board meeting attended was increased from $1,250 to $2,000. The fee for each telephonic Board meeting attended is $500. Board meeting fees are payable promptly after each meeting. Mr. Kopelman's fees are net of the amounts paid to Kramer Levin for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

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


Name                   Position
----                   --------

Mitchell Gross         Chairman of the Board, Chief Executive Officer and
Age 52                 President.

Michael J. Festa       Vice President, Sales (United States and Latin America)
Age 42                 since 2000.  Joined Mobius in 1991 and served as Area
                       Director from 1998-2000 and Regional Manager from
                       1996-1997. Holds a B.B.A. in management from Iona
                       College.

David J. Gordon        Vice President, Finance and Assistant Treasurer since
Age 46                 2001. Interim Chief Financial Officer from June 2000
                       until January 2002. Joined Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999. Holds a B.A. in Accounting from Queens
                       College N.Y.

Karry D. Kleeman (1)   Vice President, World Sales since 1999.  Joined Mobius in
Age 40                 1990 and served as Vice President, Sales (North and South
                       America) from 1997-1999, National Sales Manager from 1995 to 1997 and Regional Manager from 1992 to 1995. Holds a
                       B.A. in marketing from Elmhurst College.

Robert H. Lawrence     Vice President, Product Engineering since 1992.  Joined
Age 50                 Mobius in 1985.  Holds a B.S. in physics from the
                       University of Massachusetts.

Peter E. Takiff        Senior Vice President, Finance, and Chief Financial
Age 48                 Officer since he joined Mobius in January 2002.  Formerly
                       served as Chief Financial Officer of Flooz.com, Inc.(2) and Tommy Boy Music. Holds a B.S. in Accounting from New
                       York University and is a Certified Public Accountant.

Peter H. Tierney       Vice President, Sales (Europe, Middle East and Africa)
Age 51                 since July 2001.  Joined Mobius in 1993 as Director of
                       International Operations and has served in various international management positions. Before joining
                       Mobius, he held international management positions with SDI (UK) Limited, The European Software Company and SKK
                       Inc. Holds an M.B.A. from the University of Cape Town.

Joseph G. Tinnerello   Senior Vice President, Sales and Marketing since July 1,
Age 45                 2002; previously, Senior Vice President, Marketing since
                       March 2002. Joined Mobius in 1990 and served as Vice
                       President, Sales from 1995 to 1997 and Vice President,
                       Business Development from 1998 to March 2002. Following a personal leave of absence, left Mobius from October 1997 through January 1998. From 1988 to 1989, Mr. Tinnerello served as a Regional Manager with Legent Software.

Hiromasa Yazaki        Vice President, Sales (North Asia) since 1999.  Prior to
Age 46                 joining Mobius, Mr. Yazaki was employed by Kodak Japan
                       Ltd. in 1997 and 1998 as a General Manager/Consumer
                       Imaging Marketing and employed by Informix K.K. in 1996 as Director of Sales. Holds a B.A. from Dokkyo
                       University.

(1)  Commenced six-month sabbatical on July 1, 2002.

(2)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, the Company believes that during the year ended June 30, 2002, there was compliance with all
Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders, except: (1) due to administrative oversight, (A) the following directors did not timely report on Form 5 their annual receipt of 10,000 options automatically granted to them under the Company's stockholder approved 1998 Non-Employee Director Stock Option Plan: one option grant in each of fiscal years 2001 and 2002 - Messrs. Albracht, Greenfield and Kopelman; and one option grant in fiscal year 2002 - Mr. Levitan; and (B) the following officers did not timely report on Form 5 their receipt of options granted to them under the Company's stockholder approved 1996 Stock Incentive Plan: one grant of 5,000 options in fiscal year 2001 - Mr. Tinnerello; one grant of 20,000 options in fiscal 2000 and one grant of 5,000 options in fiscal 2001 - Ms. Becker; one grant of 10,000 options in fiscal 2001 and one grant of 25,000 options in fiscal 2002 - Mr. Gordon; one grant of 20,000 options in fiscal 2002
- Mr. Festa; and one grant of 45,000 options in fiscal 2002 - Mr. Tierney; and
(2) Mr. Lawrence inadvertently filed late one Form 4 in fiscal 2002 covering the sale of 9,400 shares.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by Mobius' Chief Executive Officer and the five other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE


Name and Principal Position                                        Annual Compensation(1)
---------------------------                              ------------------------------------------
                                                                                          All Other Annual      All Other
                                                    Year        Salary         Bonus       Compensation (2)    Compensation
                                                    ----       --------       --------    ----------------     ------------

Mitchell Gross                                      2002       $200,000       $ 50,000           --            $ 74,194(3)
   Chairman of the Board, Chief Executive           2001        200,000        150,264           --              73,904(3)
   Officer and President                            2000        200,000         75,252           --              84,948(3)

Karry D. Kleeman                                    2002        125,000         30,078        260,531             4,324(4)
   Vice President, World Sales                      2001        125,000          4,140        311,818             4,069(4)
                                                    2000        125,000          6,126        310,501                --

Michael J. Festa                                    2002        125,000         30,078        213,405             3,950(4)
Vice President, U.S. and Latin America Sales        2001        125,000          7,016        257,698             3,468(4)
                                                    2000        115,500         46,767        176,796                --

Sandra A. Becker                                    2002        132,513         71,250           --              78,434(6)
   Senior Vice President, Marketing                 2001        190,000        142,665           --               3,889(4)
                                                    2000        190,000        142,658           --              72,943(5)

Joseph G. Tinnerello                                2002        150,000           --          206,250                --
   Senior Vice President, Sales and Marketing       2001        150,000            231        189,750                --
                                                    2000        150,000            252        214,500                --

Robert H. Lawrence                                  2002        210,591         15,749           --               4,840(4)
   Vice President, Project Engineering              2001        201,432         48,438           --                  --
                                                    2000        193,737         43,875           --                  --


(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)  Consists of sales commissions and non-recoverable draws.
(3) Includes premiums on insurance, car premiums, tax preparation fees and sales incentive trip added to compensation. These amounts have been grossed up to include taxes.
(4) Includes sales incentive trip. The value of the trip has been grossed up to include taxes.
(5)  Includes relocation expenses.
(6) Includes sales incentive trip, the value of which has been grossed up to include taxes, as well as compensation paid upon resignation from the Company in February 2002.

BOARD COMMITTEES

      The Board appoints committees to help carry out its duties. Each committee reviews the results of its meetings with the full Board. The Board established its committees in February 1998 in connection with Mobius' initial public offering.

      The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder and Board approval, the Audit Committee chooses the independent public accountants to audit Mobius' financial statements and reviews the scope, results and costs of the audit with such accountants. The Audit Committee also reviews the financial statements and accounting and control practices of Mobius. The Audit Committee consists of Messrs. Greenfield, P. Gross and Levitan. The Audit Committee met five times during fiscal 2002.

      The Compensation Committee oversees compensation for Mobius' executives, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering Mobius' 1996 Stock Incentive Plan, Mobius' 1998 Employee Stock Purchase Plan and Mobius' 1998 Executive Incentive Plan. The Compensation Committee consists of Messrs. Albracht and Levitan. The Compensation Committee met one time during fiscal 2002.

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

      Mobius' executive compensation program is designed to attract, retain, motivate and reward the management talent Mobius needs to achieve its business goals and maintain its leadership in the increasingly competitive environment of enterprise software products.

      The three major components of Mobius' compensation program are salary, annual bonus and stock options.

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

      Stock Options

      We use stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. The stock options are priced at the market price of Mobius' common stock on the date of grant, therefore the options are linked to future performance of our stock because the options do not become valuable to the holder unless the price of our stock increases above the price on the date of grant. The number of stock options granted to an executive as a form of non-cash compensation is determined by the following factors:

     (1)  number of stock options previously granted to an executive;

     (2)  the executive's remaining options exercisable; and

     (3) the value of those remaining stock options, as compared to the anticipated value that an executive will add to Mobius in the future.

      Employee Stock Purchase Plan

      The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire Mobius' common stock with the opportunity to purchase shares with a convenient way of doing so by accumulated payroll deductions. We believe that employee participation in ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

      Executive Incentive Plan

      The Executive Incentive Plan ("Incentive Plan") was established in fiscal 1998 and participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of Mobius. Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. As of September 18, 2002, there were no awards made under the Incentive Plan.

      Compensation of the Chief Executive Officer

      Mr. Gross is one of the founders of Mobius. He beneficially owns approximately 5,550,500 shares of common stock constituting approximately 32.2% of the total amount outstanding. Accordingly, his interest is very much aligned with the interest of all stockholders and Mobius has not considered it sensible to relate Mr. Gross's compensation to Mobius' performance through long-term stock incentives such as restricted stock or stock options. Mr. Gross's compensation package consists primarily of salary and bonus. The members of the Compensation Committee agreed to continue to pay Mr. Gross's $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and granted Mr. Gross a bonus attributable to his success in achieving certain goals during fiscal 2002.

                                                Joseph J. Albracht
                                                Robert H. Levitan

STOCK OPTIONS

      The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan to the Named Officers during fiscal year 2002.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                      % of                              Potential Realizable
                     Number of      Underlying                            Value at Assumed
                     Securities      Options                              Rates of Stock
                     Underlying     Granted to    Exercise                Appreciation for
                      Options      Employees in    Price    Expiration      Option Term
     Name           Granted(#)(1)   Fiscal Year  ($/Share)     Date        5%($)     10%($)
     ----           ------------  -------------  ---------  ----------   --------  --------

Michael J. Festa       20,000          1.92%      $  2.52    11/21/11     $31,696   $80,325

------------------------
      (1) Options were granted on November 21, 2001 and have a maximum term of 10 years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. The vesting of these options is 20% on November 21, 2002 and 5% of the remaining stock options will become exercisable every three months thereafter until November 21,2006.

OPTION EXERCISES AND HOLDINGS

            The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2002 and the unexercised options held by them as of the end of such year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                        Number of Securities            Value of Unexercised
                          Shares                       Underlying Unexercised          in-the Money Options
                         Acquired      Value             Options at Fiscal                  at Fiscal
                            on        Realized               Year-End                     Year-End ($)(1)
      Name               Exercise      ($)(1)      Exercisable     Unexercisable    Exercisable     Unexercisable
      ----               --------     --------     -----------     -------------    -----------     -------------

Mitchell Gross              --          $-              --               --           $   --           $   --
Karry D. Kleeman            --          --           331,528            8,472          340,000             --
Michael J. Festa            --          --            60,250           59,750           21,500           18,100
Sandra A. Becker            --          --              --               --               --               --
Joseph G. Tinnerello        --          --           281,500            3,500              375              875
Robert H. Lawrence          --          --           204,000             --            408,000             --

 ------------------
      (1) Based on the closing sale price on the Nasdaq National Market of the common stock on June 28, 2002 of $3.25.

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

                         June 30,1999  June 30,2000   June 29,2001  June 28,2002
                         ------------  ------------   ------------  ------------

Mobius                      $ 55.00       $ 30.42        $ 22.00       $ 21.67
Goldman Sachs Technology
Composite Index              168.31        265.36         129.51         74.48
Nasdaq Composite             141.77        209.32         114.03         77.22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the number of shares of Mobius common stock each Named Officer, each non-employee director, and certain stockholders known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, owned as of September 18, 2002.

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)     Class
      ------------------------------------                --------   ----------

      Mitchell Gross(2)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ...........................    5,550,500      32.2%

      Joseph J. Albracht (3)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................    3,953,500      22.9%

      Karry D. Kleeman(4)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 .................................     341,000       1.9%

      Robert H. Lawrence (5)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     309,600       1.8%

      Joseph G. Tinnerello(6)
      c/o Mobius Management Systems, Inc.
      600 West Fulton Street
      Chicago, IL 60661..............................     292,600       1.7%

      Michael J. Festa (7)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      76,290         *

      Arthur J. Marks (8)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      52,125         *

      Kenneth P. Kopelman(9)
      c/o Kramer, Levin, Naftalis & Frankel
      919 Third Avenue
      New York, NY 10022.............................      43,850         *

      Gary G. Greenfield (10)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      40,481         *

      Robert H. Levitan(11)
      160 East 88th Street
      New York, NY  10128............................      20,000         *

      Patrick W. Gross (11)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      20,000         *

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)     Class
      ------------------------------------                --------   ----------

      Sandra A. Becker
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      7,429          *

      All Executive Officers and Directors
      As a group (16 persons) .......................    10,843,128     59.0%

      -------------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and generally includes voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2) Includes 3,732,259 shares of Common Stock held by HARMIT, LP, of which Mitchell Gross is the general partner.
(3)  Includes 20,000 shares issuable pursuant to Currently Exercisable Options.
(4)  Includes 340,000 shares issuable pursuant to Currently Exercisable Options.
(5)  Includes 204,000 shares issuable pursuant to Currently Exercisable Options.
(6)  Includes 282,000 shares issuable pursuant to Currently Exercisable Options.
(7)  Includes 67,600 shares issuable pursuant to Currently Exercisable Options.
(8) Includes 11,484 shares of Common Stock held in trust for Mr. Marks' children. Mr. Marks disclaims beneficial ownership to such shares. Also includes 20,000 shares issuable pursuant to Currently Exercisable Options.
(9) Includes 1,500 shares of Common Stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children and 2,350 shares of Common Stock held jointly by Mr. Kopelman and his wife. Mr. Kopelman disclaims beneficial ownership to such shares. Also includes 40,000 shares issuable pursuant to Currently Exercisable Options.
(10) Includes 40,000 shares issuable pursuant to Currently Exercisable Options.
(11) Includes 20,000 shares issuable pursuant to Currently Exercisable Options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Relationship With Kramer Levin Naftalis & Frankel LLP

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius' Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during fiscal 2002 were approximately $635,000. Mobius believes that fees charged by Kramer Levin are at rates and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

      Relationship With Mr. Tinnerello

      Following a personal leave, on September 30, 1997, Mobius entered into a severance agreement with Mr. Joseph G. Tinnerello, presently Mobius' Senior Vice President, Sales and Marketing, pursuant to which Mr. Tinnerello left Mobius' employment on October 1, 1997 and agreed to certain non-competition and non-solicitation restrictions in consideration for (1) the acceleration of 80,000 options to purchase shares of our common stock previously granted to him and (2) the grant of 100,000 new options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares at the time of the grant. Due to his termination and the terms of Mobius' 1996 Employee Stock Incentive Plan, Mr. Tinnerello forfeited 640,000 options to purchase shares of common stock that were previously granted to him in November 1996. On December 26, 1997, Mr. Tinnerello agreed to return to Mobius effective January 15, 1998. On December 28, 1997, Mobius agreed to advance $160,000 to Mr. Tinnerello against future commissions. As of September 18, 2002, the full amount of such advance remains outstanding. Such monies (net of applicable taxes) were used by Mr. Tinnerello to exercise options to purchase 80,000 shares of Common Stock. On January 15, 1998, Mobius granted Mr.

Tinnerello options to purchase 180,000 shares of Common Stock in accordance with and on terms similar to, our standard hiring practices.

      Agreements With Employees

      In February, 1998, Mobius entered into employment agreements with each of Messrs. M. Gross and Albracht providing for the employment of Mr. Gross as our Chairman of the Board, Chief Executive Officer and President and Mr. Albracht as our Executive Vice President and Chief Operating Officer. Each employment agreement provides for a three-year term ending on April 27, 2001, the third anniversary of our initial public offering. In October 1999, Mr. Albracht terminated his employment with the Company. Mr. Gross' employment agreement expired during fiscal 2001.

      Compensation Committee Interlocks And Insider Participation

      The current members of our Board's Compensation Committee are Messrs. Albracht and Levitan. There are no compensation committee interlocks which are required to be disclosed by applicable SEC rules. No member of Mobius' Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of Mobius' Board of Directors or Compensation Committee.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Accountants' Report of PricewaterhouseCoopers LLP
Independent Auditors' Report of KPMG LLP
Consolidated Balance Sheets as of June 30, 2001 and 2002
Consolidated Statements of Operations for the Years Ended June 30, 2000, 2001
  and 2002
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
  Years Ended June 30, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 2001
  and 2002
Notes to Consolidated Financial Statements


(a)(2)  Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts and Reserves

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of
Mobius Management Systems, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries at June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


                                                   PricewaterhouseCoopers LLP

July 27, 2002
Stamford, CT

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobius Management Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Mobius Management Systems, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                  KPMG LLP

July 25, 2001
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
             (in thousands, except share data and per share data)


                                                                                           June 30,
                                                                                  ---------------------------
                                                                                     2001              2002
                                                                                  ---------          --------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $ 24,099          $ 31,099
   Marketable securities, at market value                                            10,508             2,635
   Accounts receivable, net of allowance for doubtful
      accounts of $899 and $1,043, respectively                                      12,852            15,959
   Software license installments, current portion                                     9,317             6,862
   Other current assets                                                               2,304             2,846
                                                                                   --------          --------
         Total current assets                                                        59,080            59,401

Software license installments, non-current portion,
   net of allowance for doubtful accounts of $551
   and $453, respectively                                                             5,216             3,467
Property and equipment, net                                                           9,231             6,435
Deferred income taxes                                                                 1,242             1,423
Other assets                                                                            746               666
                                                                                   --------          --------

         Total assets                                                              $ 75,515          $ 71,392
                                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                           $ 15,498          $ 17,446
   Deferred revenue                                                                  16,950            19,182
   Deferred income taxes                                                              3,199             2,238
                                                                                   --------          --------
         Total current liabilities                                                   35,647            38,866

Deferred revenue                                                                      1,398             1,406
                                                                                   --------          --------
         Total liabilities                                                           37,045            40,272
                                                                                   --------          --------

Stockholders' equity:
   Common stock $.0001 par value; authorized 40,000,000 shares;
     issued 22,468,125 and 22,568,198 shares, respectively;
     outstanding 18,193,102 and 17,213,975 shares, respectively                           2                 2
   Additional paid-in capital                                                        49,624            49,827
   Retained earnings (deficit)                                                        2,611            (2,610)
   Deferred stock compensation                                                         (168)              (43)
   Accumulated other comprehensive income                                              (878)              (74)
   Treasury stock, at cost, 4,275,023
   and 5,354,223 shares, respectively                                               (12,721)          (15,982)
                                                                                   --------          --------
         Total stockholders' equity                                                  38,470            31,120
                                                                                   --------          --------

Total liabilities and stockholders' equity                                         $ 75,515          $ 71,392
                                                                                   ========          ========

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                             Years Ended June 30,
                                                              --------------------------------------------------
                                                                2000                2001                  2002
                                                              --------            ---------             --------

Revenues:
   Software license                                           $ 31,018             $ 39,321             $ 28,026
   Maintenance                                                  27,785               33,174               34,776
   Professional service and other                                1,402                1,717                5,111
                                                              --------             --------             --------
      Total revenues                                            60,205               74,212               67,913
                                                              --------             --------             --------
Costs of revenues:
   Software license                                                946                1,219                1,128
   Maintenance                                                   5,399                5,331                5,919
   Professional service and other                                  671                  817                5,035
                                                              --------             --------             --------
      Total costs of revenues                                    7,016                7,367               12,082
                                                              --------             --------             --------

Gross profit                                                    53,189               66,845               55,831
                                                              --------             --------             --------

Operating expenses:
   Sales and marketing                                          44,289               44,886               38,151
   Research and development                                     14,823               16,267               15,741
   General and administrative                                   12,086               10,460               10,380
   Facilities restructuring                                       --                   --                  1,394
                                                              --------             --------             --------
      Total operating expenses                                  71,198               71,613               65,666
                                                              --------             --------             --------

Loss from operations                                           (18,009)              (4,768)              (9,835)

License and other interest income                                2,930                2,689                1,674
Interest expense                                                   (58)                  (9)                 (15)
Foreign currency transactions                                       44                  102                   (5)
Other income                                                      --                    109                  148
Investment impairments                                          (2,220)                (718)                --
                                                              --------             --------             --------
Loss before income taxes                                       (17,313)              (2,595)              (8,033)

Benefit for income taxes                                        (5,417)                (605)              (2,812)
                                                              --------             --------             --------
Net loss                                                      $(11,896)            $ (1,990)            $ (5,221)
                                                              ========             ========             ========

Basic and diluted loss per share                              $  (0.66)            $  (0.11)            $  (0.30)
Basic and diluted weighted average shares
   outstanding                                                  17,988               18,225               17,459


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (in thousands)


                                                                                               Accumulated
                                                           Additional  Retained                   Other
                                        Common Stock        Paid-in    Earnings     Deferred  Comprehensive  Treasury Stock
                                      Shares     Amount     Capital    (Deficit)  Compensation     Loss      Shares   Amount
                                      ------     ------     -------    ---------  ------------     ----      ------   ------

Balance at June 30, 1999              17,905    $      2   $ 48,409   $ 16,497    $   (982)   $   (398)      4,091   $(12,000)

Net loss                                --          --         --      (11,896)       --          --          --         --

Change in other comprehensive
  income, net of tax                    --          --         --         --          --          85          --         --

   Comprehensive loss                   --          --         --         --          --          --          --         --

Stock options exercised                  142        --          252       --          --          --            13        (85)

Stock purchase plan shares
  issued                                  54        --          170       --          --          --          --         --

Change in deferred compensation         --          --         --         --           537        --          --         --
                                      ------    --------   --------    -------     -------     -------     -------    -------
Balance at June 30, 2000              18,101           2     48,831      4,601        (445)       (313)      4,104    (12,085)

Net loss                                --          --         --       (1,990)       --          --          --         --

Change in other comprehensive
  income, net of tax                    --          --         --         --          --          (565)       --         --

   Comprehensive loss                   --          --         --         --          --          --          --         --

Stock options exercised                   25        --           38       --          --          --          --         --

Stock purchase plan shares
  issued                                 238        --          755       --          --          --          --         --

Stock repurchase program                (171)       --         --         --          --          --           171       (636)

Change in deferred compensation         --          --         --         --           277        --          --         --
                                      ------    --------   --------    -------     -------     -------     -------    -------
Balance at June 30, 2001              18,193           2     49,624      2,611        (168)       (878)      4,275    (12,721)

Net loss                                --          --         --       (5,221)       --          --          --         --

Change in other comprehensive
  loss, net of tax                      --          --         --         --          --           804        --         --

   Comprehensive loss                   --          --         --         --          --          --          --         --

Stock options exercised                   15        --           25       --          --          --          --         --

Stock purchase plan shares issued         85        --          178       --          --          --          --         --

Stock repurchase program              (1,079)       --         --         --          --          --         1,079     (3,261)

Change in deferred compensation         --          --         --         --           125        --          --         --

                                      ------    --------   --------   --------    --------    --------     -------   --------
Balance at June 30, 2002              17,214    $      2   $ 49,827   $ (2,610)   $    (43)   $    (74)      5,354   $(15,982)
                                      ======    ========   ========   ========    ========    ========     =======   ========


                                          Total
                                      Stockholders'
                                         Equity
                                      -------------

Balance at June 30, 1999                 $ 51,528

Net loss                                  (11,896)

Change in other comprehensive
  income, net of tax                           85
                                         --------
   Comprehensive loss                     (11,811)

Stock options exercised                       167

Stock purchase plan shares
  issued                                      170

Change in deferred compensation               537
                                         --------
Balance at June 30, 2000                   40,591

Net loss                                   (1,990)

Change in other comprehensive
  income, net of tax                         (565)
                                         --------
   Comprehensive loss                      (2,555)

Stock options exercised                        38

Stock purchase plan shares
  issued                                      755

Stock repurchase program                     (636)

Change in deferred compensation               277
                                         --------
Balance at June 30, 2001                   38,470

Net loss                                   (5,221)

Change in other comprehensive
  loss, net of tax                            804
                                         --------
   Comprehensive loss                      (4,417)

Stock options exercised                        25

Stock purchase plan shares issued             178

Stock repurchase program                   (3,261)

Change in deferred compensation               125
                                         --------
Balance at June 30, 2002                 $ 31,120
                                         ========


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            Years Ended June 30,
                                                                                 ------------------------------------------
                                                                                   2000            2001              2002
                                                                                 --------        --------          --------

Cash flows provided by (used in) operating activities:
  Net loss                                                                       $(11,896)       $ (1,990)         $(5,221)
                                                                                 --------        ---------         --------
Adjustments to reconcile net loss to net cash provided
  by (used in)operating  activities:
   Deferred income taxes                                                           (3,200)         (1,937)          (1,142)
   Depreciation and amortization                                                    3,029           4,163            4,106
   Stock compensation expense                                                         537             277              125
   Impairment of investment                                                         2,220             718               --
   Loss on disposal of fixed assets                                                    22             114               --
   Other                                                                               --             (18)             120
Change in operating assets and liabilities:
      Accounts receivable, net                                                     (2,226)          2,005           (3,107)
      Software license installments                                                 5,553           3,295            4,204
      Other assets                                                                 (1,430)          1,778           (1,121)
      Accounts payable and accrued expenses                                         1,921             452            1,954
      Deferred revenue                                                              1,503            (514)           2,240
                                                                                  -------         -------           ------
          Total adjustments                                                         7,929          10,333            7,379
                                                                                  -------         -------           ------
          Net cash provided by (used in) operating activities                      (3,967)          8,343            2,158
                                                                                  -------         -------           ------

Cash flows used in investing activities:
   Purchase of marketable securities                                               (3,535)        (23,430)          (8,418)
   Purchase of investments                                                         (1,250)           (375)              --
   Sale of marketable securities                                                    2,330          23,270           16,958
   Sale of fixed assets                                                                --              62                8
   Capital expenditures                                                            (6,152)         (4,245)          (1,141)
   Other investment                                                                    --            (445)            (212)
                                                                                   ------         -------           ------
          Net cash provided by (used in) investing activities                      (8,607)         (5,163)           7,195
                                                                                   ------         -------           ------

Cash flows provided by financing activities:
   Cash received from exercise of stock options                                       193              35               19
   Cash received from employee stock purchase                                         170             748              178
   Cash used for stock repurchase program                                              --            (636)          (3,261)
   Payments on capital lease obligations                                              (36)             --               --
                                                                                  -------         -------           ------
          Net cash provided by (used in) financing activities                         327             147           (3,064)
                                                                                  -------         -------           ------
Effect of exchange rate changes on
   cash and cash equivalents                                                           81            (608)             711
                                                                                  -------         -------           ------
Net change in cash and cash equivalents                                           (12,166)          2,719            7,000
Cash and cash equivalents at beginning of year                                     33,546          21,380           24,099
                                                                                  -------     -----------          -------
Cash and cash equivalents at end of year                                          $21,380         $24,099          $31,099
                                                                                  =======         =======          =======
Supplemental disclosure of cash flow
   information:
   Cash paid during the period for:
      Interest                                                                    $    58          $    9              $15
      Income taxes (refunds), net                                                  (3,119)         (1,690)              21



          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

      Mobius Management Systems, Inc., together with its consolidated subsidiaries (the "Company"), is a leading provider of innovative technology that provides for storage and access to mission-critical documents, reports and images. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux.

(2)  Significant Accounting Policies

      Principles of Consolidation

      The Company and its subsidiaries are consolidated for financial statement purposes after the elimination of all significant intercompany accounts and transactions.

      Revenue Recognition

      License and maintenance revenue are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenue from software license contracts includes license fees related to long-term licenses, typically 5 or 15 years, and fees for term license contracts, which are generally 3 to 5 years. Revenue from executed software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

      SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amended SOP 97-2 and clarified what is considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement was adopted by Mobius on July 1, 1999.

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

      Software Development Costs

      Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of its software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

      Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from two to fifteen years. Assets acquired under capital leases are depreciated on a straight-line basis over the asset's estimated life. Repairs and maintenance are expensed as incurred.

      Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

      Foreign Currency Translation

      Balance sheet accounts of the Company's international subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the year. Gains or losses that result from translation are shown as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss.

      Cash Equivalents

      The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2001 and 2002, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

      Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at market value. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 2000, 2001 and 2002 are insignificant. As of June 30, 2001 and 2002, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

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

      Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, marketable securities, accounts receivable, software license installments, non current investments, accounts payable, accrued expenses and deferred maintenance amounts approximate their carrying value.

      Earnings Per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

      Outstanding stock options, representing an aggregate of 2,684,150, 3,061,150 and 3,764,350 shares of Common Stock equivalents, are antidilutive for the year ended June 30, 2000, 2001 and 2002, respectively. Stock options would be the only dilutive instruments for the years ended June 30, 2000, 2001 and 2002.

      Stock Based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

      FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," provides guidance for applying APB Opinion No.
25. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000.

      Reclassifications

      Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

      Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company adopted this statement as of July 1, 2001. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial position or results of operations.

      Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested for impairment annually or whenever events or circumstances occur that indicate goodwill could have been impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. The Company adopted this statement on July 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of recorded goodwill or intangible assets associated with any prior business combination.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the obligation arises, and will be amortized to expense over the life of the asset. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. Mobius adopted this statement on July 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Mobius adopted this statement on July 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan as prescribed by EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As disclosed in Note 18, in fiscal 2002, Mobius recognized a facilities restructuring charge of $1.4 million.

 (3)  Software License Installments

      The Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the related term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. At June 30, 2001 and 2002 the effective weighted average discount rate used for software license installments was 7.4% in both fiscal years. The discount is amortized to interest income using the interest method over the term of the financing.

      The present values of software license installments to be received after June 30, 2002 are as follows (in thousands):

      Year Ended:

      June 30, 2003                                                      $7,620
      June 30, 2004                                                       2,346
      June 30, 2005                                                       1,452
      June 30, 2006                                                         568
      June 30, 2007                                                          --
                                                                         ------
      Total minimum payments to be received                              11,986
      Less unearned interest income                                      (1,204)
      Less allowance for doubtful accounts                                 (453)
                                                                         ------
      Present value of software license installments, net                10,329
      Less current portion, net                                          (6,862)
                                                                         -------
      Non-current portion, net                                           $3,467
                                                                         ======

(4)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                                      June 30,
                                                   Useful              -------
                                                    Life           2001       2002
                                                    ----           ----       ----

      Computer equipment                         2 - 5 years     $12,689    $13,788
      Furniture, fixtures and office equipment     5 years         1,650      1,701
      Leasehold improvements                    5 - 15 years       4,665      4,653
                                                                 -------    -------
                                                                  19,004     20,142
      Less accumulated depreciation and amortization              (9,773)   (13,707)
                                                                   ------   -------
      Property and equipment, net                                $ 9,231    $ 6,435
                                                                 =======    =======

     Depreciation and amortization expense on property and equipment, including capital leases, was $2,874,000, $4,133,000 and $3,929,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

(5)  Investments

      In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In fiscal 2001, Mobius provided an additional $375,000 as a short term loan to HAN. Mobius' investment in HAN was a minority ownership position, which was less than 5%.

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Accordingly, impairment losses were recorded in connection with this investment aggregating $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares for its investment in HAN. Mobius sold a portion of the shares received and realized a

$150,000 gain in fiscal 2002. The carrying value of the remaining Intelidata shares of $146,000 is included in marketable securities at June 30, 2002.

      In January 2000, Mobius made an investment of $500,000 in Flooz.com, a startup Internet company. This was an investment in preferred stock, which would convert into common stock if Flooz.com had completed an initial public offering. Mobius held a minority ownership position, which, if the preferred shares converted to common stock, would be less than 5%. Flooz.com has ceased operations and, in August 2001, filed for bankruptcy liquidation. Accordingly, Mobius recorded an impairment loss of $500,000 in fiscal 2001. Robert H. Levitan, the former Chief Executive Officer of Flooz.com, is currently, and has been since June 2000, a member of the Board of Directors of Mobius.

(6)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                                  June 30,
                                                                  --------
                                                              2001       2002
                                                              ----       ----

      Accounts payable                                      $ 2,101     $3,531
      Compensation and related benefits                       6,728      6,746
      Facilities restructuring                                   --      1,394
      Royalties payable                                       1,143      1,305
      Other                                                   5,526      4,470
                                                            -------    -------
                                                            $15,498    $17,446
                                                            =======    =======

(7)  Income Taxes

      Income(loss)before provision (benefit) for income taxes is as follows (in thousands):

                                                    Years Ended June 30,
                                                    --------------------
                                                2000         2001      2002
                                                ----         ----      ----

      Domestic income (loss)                  $(15,575)    $ 1,216   $(3,015)
      Foreign losses                            (1,738)     (3,811)   (5,018)
                                              --------     -------   -------
                                              $(17,313)    $(2,595)  $(8,033)
                                              ========     =======   =======

      The components of the provision (benefit) for income taxes for the years ended June 30, 2000, 2001 and 2002 are as follows (in thousands):


                                                               Years Ended June 30,
                         -------------------------------------------------------------------------------------------------------
                                      2000                                2001                                2002
                         -------------------------------------------------------------------------------------------------------

                         Current     Deferred     Total      Current     Deferred     Total      Current     Deferred     Total
                         -------     --------     -----      -------     --------     -----      -------     --------     -----

Federal                  $(1,734)    $(2,768)    $(4,502)    $ 1,000     $(1,592)    $  (592)    $(1,613)    $  (777)    $(2,390)
State                       (532)       (432)       (964)        219        (345)       (126)       (103)       (365)       (468)
Foreign                       49        --            49         113        --           113          46        --            46
                         -------     -------     -------     -------     -------     -------     -------     -------     -------

                         $(2,217)    $(3,200)    $(5,417)    $ 1,332     $(1,937)    $  (605)    $(1,670)    $(1,142)    $(2,812)
                         =======     =======     =======     =======     =======     =======     =======     =======     =======


      The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 2000, 2001 and 2002 (in thousands):

                                                    Years Ended June 30,
                                             ---------------------------------
                                               2000         2001        2002
                                             --------     --------    --------

Expected federal statutory corporate rate    $ (5,887)    $   (882)   $ (2,731)
State income taxes, net of Federal benefit       (693)         (78)       (309)
Losses of  international  subsidiaries
  for which no benefit has been recognized        866          208         304
Other                                             297          147         (76)
                                             --------     --------    --------
Total income tax benefit                     $ (5,417)    $   (605)   $ (2,812)
                                             ========     ========    ========


Pre-Tax Loss                                 $(17,313)    $ (2,595)   $ (8,033)
                                             ========     ========    ========

Effective Tax Rate                              (31.3)%      (23.3)%     (35.0)%
                                             ========     ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                   June 30,
                                                              -----------------
                                                               2001       2002
                                                              -------    ------

Deferred tax assets:
  Accounts receivable, principally due
    to allowance for doubtful accounts                        $   551    $  571
  Domestic net operating loss carryforwards                       835       253
  Foreign net operating loss carryforwards                      3,289     4,679
  Depreciation and amortization                                   103       473
  Restructuring charge                                             --       538
  AMT tax credit                                                  309       309
  Research and development credit carryforwards                   541       741
  Unrealized loss on investments                                  942        --
  Capital loss carryforwards                                      193     1,077
  Other                                                            71        53
                                                               ------     -----
                                                                6,834     8,694
Valuation allowance                                            (3,289)   (5,756)
                                                               ------    ------
  Net deferred tax assets                                       3,545     2,938
Deferred tax liabilities:
  Software license installments                                 5,464     3,701
  Other                                                            38        52
                                                               ------     -----
Net deferred tax liability                                     $1,957    $  815
                                                               ======    ======

     The valuation allowances increased by $1.1 million and $2.5 million for the years ended June 30, 2001 and 2002, respectively, due to the uncertainty regarding the realization of net operating losses incurred by certain international subsidiaries and limitations imposed by the tax laws on the Company's ability to realize the benefit of the capital loss carryforwards. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized.

     As of June 30, 2002 the Company had net operating loss carryforwards, for federal income tax purposes, of approximately $656,000 which expire, if unused, in the year 2022. The Company also has $14.3 million in foreign net operating loss carryforwards as of June 30, 2002. The carryforward period of these losses varies by jurisdictions; some begin to expire in fiscal 2004 and others extend indefinitely.

     As of June 30, 2001 and 2002, the Company had capital loss carryforwards of approximately $500,000 and $2.8 million, respectively. These capital loss carryforwards will expire, if unused, in fiscal 2006 and 2007, respectively.

(8)   Preferred Stock

      The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2001 and 2002.

(9)   Treasury Stock

      In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius' outstanding common stock. Since the inception of the program in December 2000, the entire 1,250,000 shares were repurchased at a cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

(10)  Stock Option Plans

      1996 Stock Incentive Plan

      In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 4,902,400 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

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

      Total stock option activity during the periods indicated was as follows:

                                                                   Weighted
                                                                    Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------

Balance at June 30, 1999                            2,481,850       $ 6.20
  Granted                                             609,750         4.67
  Exercised                                          (154,950)        1.25
  Forfeited                                          (252,500)        5.60
  Expired                                                  --          --
                                                    ---------

Balance at June 30, 2000                            2,684,150         6.19

  Granted                                             826,750         3.04
  Exercised                                           (24,650)        1.29
  Forfeited                                          (403,600)        6.82
  Expired                                                  --          --
                                                    ---------
Balance at June 30, 2001                            3,082,650         5.31
  Granted                                           1,041,500         2.72
  Exercised                                           (15,500)        1.25
  Forfeited                                          (344,300)        8.48
  Expired                                                  --          --
                                                    ---------
Balance at June 30, 2002                            3,764,350        $4.32
                                                    =========

      The following table summarizes information about the stock option plans:


                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
 --------------------------------------------------------   -------------------------
                      Number       Weighted      Weighted       Number      Weighted
                   Outstanding      Average      Average     Exercisable     Average
    Range of          as of       Contractual    Exercise       as of       Exercise
 Exercise Prices   June 30,2002      Life         Price     June 30, 2002     Price
 ---------------   ------------      ----         -----     -------------     -----

  $1.25 - $1.25      626,750         4.16         $1.25        626,750        $1.25

  $1.95 - $2.61      377,000         9.12         $2.21         66,100        $2.30

  $2.65 - $2.75       13,500         9.65         $2.66             --          --

  $2.80 - $2.80      437,500         9.49         $2.80             --          --

  $2.81 - $2.98       10,000         9.21         $2.86             --          --

  $3.00 - $3.00      640,250         8.63         $3.00        141,075        $3.00

  $3.10 - $4.00      505,850         8.13         $3.71        239,775        $3.76

  $4.13 - $6.94      502,500         5.81         $6.03        421,178        $6.10

 $7.00 - $11.00      596,000         5.98         $9.83        519,300        $9.91

$11.25 - $15.00       55,000         6.41        $11.82         41,250       $11.85
                    --------                                  --------

 $1.25 - $15.00    3,764,350         7.14         $4.32      2,055,428        $5.09
                   =========                                 =========

      At June 30, 2002, there were 737,800 shares available for grant under the Plan and 50,000 shares available for grant under the Directors' Plan. At June 30, 2001 and 2002, there were 1,722,550 and 2,055,428 options exercisable, respectively.

      In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $537,000, $277,000 and $125,000 for the years ended June 30, 2000, 2001 and 2002, respectively. Such compensation expense is included within Sales and marketing of $397,000, $193,000 and $80,000, Research and development of $112,000, $67,000 and $36,000 and General and administrative expenses of $28,000, $17,000 and $9,000 for the years ended June 30, 2000, 2001 and 2002, respectively. There is approximately $43,000 of expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal 2003, subject to adjustment for option holders' terminations.

      If the Company had determined compensation cost based on the fair value of the option on the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been as indicated below.


                                                              Year Ended June 30,
                                                              -------------------
                                                          2000       2001       2002
                                                        --------    -------   --------
Proforma net loss and loss per share as would be
  reported under SFAS No. 123:
   Net loss                                             $(14,449)   $(4,431)  $(7,065)
   Basic and diluted loss per share                       $(0.80)   $ (0.24)  $ (0.40)

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 2000, 2001 and 2002 was $4.54, $2.95 and $2.60 on the date of grant, respectively. Grants during the year ended June 30, 2000, 2001 and 2002 assumed 412%, 343% and 116% of volatility, expected dividend yield of 0.0% and an expected life of 3.1 years, 3.2 years and 3.2 years, respectively. The assumed risk free interest rate on the date of grants was 6.2%, 5.0% and 4.1% in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

(11)  1998 Employee Stock Purchase Plan ("ESPP")

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,150,000 shares. During fiscal 2000, 2001 and 2002; 53,812, 238,563 and 84,573 shares were issued under the ESPP, respectively. As of June 30, 2002, 184,491 shares are reserved for issuance and there were 588,561 remaining shares available to purchase under this plan.

(12)  Employee Savings Plan and Executive Incentive Plan

      In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 2000, 2001 and 2002.

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the Mobius Management Systems, Inc. Executive Incentive Plan (the "Incentive Plan"). The Incentive Plan is administered by the Compensation Committee of the Board. Participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of the Company.

      Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. For the years ended June 30, 2000, 2001 and 2002, no awards were made under the Incentive Plan.

(13)  Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the years ended June 30, 2000, 2001 and 2002 is as follows:


                                                            Year ended June 30,
                                                            -------------------
                                                         2000       2001       2002
                                                       --------    -------   -------

Net loss                                               $(11,896)   $(1,990)  $(5,221)
Unrealized marketable securities gain (loss)                  4         43        94
Unrealized translation gain (loss)                           81       (608)      710
                                                       ---------    -------   -------
Comprehensive loss, net of tax                          $(11,811)   $(2,555)  $(4,417)
                                                       =========    =======   =======

(14)  Related Party Transactions

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius' Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during fiscal 2002 were approximately $635,000.

(15)  Lease Commitments

      The Company has operating leases for its office facilities which expire on various dates through fiscal 2010 and provide for escalation and additional payments relating to operating expenses.

      The following is a schedule of future minimum lease payments for operating leases as of June 30, 2002 (in thousands):

                                                            Operating
                                                             Leases
                                                             ------
Year Ended:

June 30, 2003                                                $3,136
June 30, 2004                                                 2,776
June 30, 2005                                                 2,145
June 30, 2006                                                 1,549
June 30, 2007                                                 1,492
Thereafter                                                    3,790
                                                            -------
Total minimum lease payments                                $14,888
                                                            =======


      Rental expense for all operating leases was approximately $3.3 million, $3.5 million and $3.5 million for the years ended June 30, 2000, 2001 and 2002, respectively.

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


                                                    United
                                                    States         International(a)    Eliminations            Total
                                                    ------         ----------------    ------------            -----

Year Ended June 30, 2000:
Revenue:
    From external customers(b)                      $50,321            $ 9,884            $  --               $60,205
    Between geographic areas(c)                       1,233               --               (1,233)               --
                                                    -------            -------            -------             -------
Total revenue                                       $51,554            $ 9,884            $(1,233)            $60,205
                                                    =======            =======            =======             =======

Long-lived assets                                   $16,422            $ 1,807            $  --               $18,299
                                                    =======            =======            =======             =======

Year Ended June 30, 2001:
Revenue:
    From external customers(b)                      $61,415            $12,797            $  --               $74,212
    Between geographic areas(c)                       3,133               --               (3,133)               --
                                                    --------           -------            -------             -------
 Total revenue                                      $64,548            $12,797            $(3,133)            $74,212
                                                    =======            =======            =======             =======

Long-lived assets                                   $14,589            $ 1,846            $  --               $16,435
                                                    =======            =======            =======             =======

Year Ended June 30, 2002:
Revenue:
    From external customers(b)                      $57,474            $10,439            $  --               $67,913
    Between geographic areas(c)                       2,848               --               (2,848)               --
                                                    -------            -------            -------             -------
Total revenue                                       $60,322            $10,439            $(2,848)            $67,913
                                                    =======            =======            =======             =======

Long-lived assets                                   $10,416            $ 1,575            $  --               $11,991
                                                    =======            =======            =======             =======


(a) The Company operates wholly-owned subsidiaries in the United Kingdom, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux. Includes international agent sales.

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents royalties from international subsidiaries. Royalties from international subsidiaries are a percentage of the license and maintenance fees paid by customers to such international subsidiaries.


(17) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. The buyer assumed responsibility for maintenance support for all existing TapeSaver licenses. The Company recognized approximately $1.1 million of TapeSaver maintenance revenue through December 31, 1999 for TapeSaver maintenance billings collected prior to the sale, $795,000 of which was recognized in fiscal 1999 and $302,000 of which was recognized in fiscal 2000. No maintenance revenue was recognized in fiscal 2001 and 2002. For the years ended June 30, 2000 and 2001, the Company recognized $673,000 and $450,000 of TapeSaver license revenue, respectively. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in fiscal 2002.

      Mobius commenced arbitration proceedings with the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius' favor against the buyer and its president in the amount of $381,750, which represents amounts past due under the sales agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 each month from March 31, 2002 through December 31, 2003 and to pay Mobius' share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court granted that motion and issued an order confirming the award on September 23, 2002.

(18) Facilities Restructuring

     In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in fiscal 2002. As of June 30, 2002, the Company had $1.4 million remaining in the facilities restructuring accrual. The charge reflects estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination was made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination was made.

       Report of Independent Accountants on Financial Statement Schedules

To the Board of Directors of
Mobius Management Systems, Inc.:

Our audit of the consolidated financial statements referred to in our report dated July 27, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended June 30, 2002 listed in Item 14(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Stamford, CT
July 27, 2002





                                                                     SCHEDULE II


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                                               Additions
                                                                      --------------------------
                                                    Balance at        Charged to        Charges                       Balance
                                                    beginning         costs and         to other                      at end
Description                                         of period         expenses          accounts      Deductions     of period
-----------                                         ---------         --------          --------      ----------     ---------

Year ended June 30, 2000:
Deductions from asset account:
  Allowance for doubtful accounts                      $1,672           470                --            (415)        $1,727
Year ended June 30, 2001:
Deductions from asset account:
  Allowance for doubtful accounts                      $1,727           316                --            (593)        $1,450
Year ended June 30, 2002:
Deductions from asset account:
  Allowance for doubtful accounts                      $1,450           330                --            (284)        $1,496


      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits
---------------

Exhibit No.      Description
-----------      -----------

3.1(1)      --  Form of Second Amended and Restated Certificate of Incorporation
                of the Registrant.

3.2(1)      --  Form of Restated By-Laws of the Registrant.

4.1(1)      --  Specimen certificate representing the Common Stock.

10.1(1)     --  Mobius Management Systems, Inc. 1996 Stock Incentive Plan.

10.2(1)     --  Amendment No. 1 to Mobius Management Systems,  Inc. 1996 Stock
                Incentive Plan.

10.3(1)     --  Mobius Management Systems, Inc. 1998 Employee Stock Purchase
                Plan.

10.4(1)     --  Mobius Management Systems, Inc. 1998 Non-Employee Director Stock
                Option Plan.

10.4A(2)    --  Amendment No. 1 to Mobius Management Systems, Inc. 1998
                Non-Employee Director Stock Option Plan.

10.5(1)     --  Mobius Management System, Inc. 1998 Executive Incentive Plan.

10.6(1)     --  Form of Grantee Option Agreement.

10.7(1)     --  Lease dated December 4, 1997 by and between Old Boston Post Road
                Associates LLC and the Registrant.

10.8(1)     --  Lease dated February 14, 1983 by and between American National
                Bank and Trust Company of Chicago and the Registrant.

10.9(3)     --  Sublease dated January 5, 1999 by and between Fluor Daniel, Inc.
                and the Registrant

10.10(1)    --  Stock Purchase Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.

10.11(1)    --  Stockholders' Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.

10.12(1)    --  Registration Rights Agreement dated May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.

10.13(1)    --  Employment Agreement between the Registrant and Mitchell Gross, dated February 26, 1998.

10.14(1)    --  Employment Agreement between the Registrant and Joseph Albracht, dated February 26, 1998.

10.15(1)    --  Severance Agreement dated as of September 30, 1997 between the
                Registrant and Joseph Tinnerello.

10.16(1)    --  Option Agreement dated as of September 30, 1997 between the
                Registrant and Joseph Tinnerello.

10.17(1)    --  Letter Agreement, dated as of December 28, 1997 between the
                Registrant and Joseph Tinnerello.

10.18(1)    --  Stockholder Agreement, dated as of December 30, 1997 between the
                Registrant and Joseph Tinnerello.

10.19(1)    --  Software Assets Purchase Agreement dated as of December 10, 1990 among the Registrant, Compucept of Nevada and Software Assist
                Corporation.

10.20(1)    --  OEM Agreement  between the Registrant and CDP  Communications,
                Inc. dated as of October 15, 1993.

10.21(1)    --  Source Code License and Amendment to OEM Agreement between the
                Registrant and CDP Communications Inc. dated as of August 12,
                1997.

10.22(1)    --  Amendment #1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc. dated November 21,
                1997.

10.23(4)    --  Lease Modification Agreement dated July 12, 1999 by and between
                Old Boston Post Road Associates LLC and the Registrant.

10.24(5)    --  Amendment #1 to Mobius Management Systems, Inc. 1998 Employee
                Stock Purchase Plan.

10.25(6)    --  Amendment #2 to Mobius Management Systems, Inc. 1998 Employee
                Stock Purchase Plan.

21.1(3)     --  Subsidiaries of the Registrant.

23.1        --  Consent of Independent Accountants.

23.2        --  Consent of KPMG LLP.

99.1        --  CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

99.2        --  CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

(1) Filed as an exhibit to Mobius' Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(2) Filed as Exhibit No. 10.4A to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(3) Filed as an exhibit to Mobius Management Systems, Inc.'s Annual Report filed on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

(4) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.

(5) Filed as Exhibit No. 10.24 to Mobius Management Systems, Inc.'s Annual Report filed on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(6) Filed as Exhibit No. 10.25 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBIUS MANAGEMENT SYSTEMS, INC.


                                          By: /s/ Mitchell Gross
                                              ------------------------------
                                                Mitchell Gross
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                (Principal Executive Officer)

                                          Date: September 27, 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signatures                   Title(s)                      Date
      ----------                   --------                      ----

 /s/ Mitchell Gross           Chairman of the Board, Chief    September 27, 2002
 ------------------------     Executive Officer, President
     Mitchell Gross           and Director (Principal
                              Executive Officer)


 /s/ Peter E. Takiff          Chief Financial Officer         September 27, 2002
 -------------------------    (Principal Financial
     Peter E. Takiff           and Accounting Officer)


 /s/ Joseph J. Albracht        Director                       September 27, 2002
 -------------------------
     Joseph J. Albracht


 /s/ Robert H. Levitan         Director                       September 27, 2002
 -------------------------
     Robert H. Levitan


  /s/ Arthur J. Marks          Director                       September 27, 2002
  ------------------------
      Arthur J. Marks


 /s/ Kenneth P. Kopelman       Director                       September 27, 2002
 -------------------------
     Kenneth P. Kopelman


 /s/ Gary G. Greenfield        Director                       September 27, 2002
 -------------------------
     Gary G. Greenfield


/s/ Patrick W. Gross           Director                       September 27, 2002
--------------------------
     Patrick W. Gross

                                CERTIFICATIONS OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Mitchell Gross, certify that:

1. I have reviewed this annual report on Form 10-K of Mobius Management Systems, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

/s/ Mitchell Gross
----------------------
Mitchell Gross
Chief Executive Officer
September 27, 2002


I, Peter E. Takiff, certify that:

1. I have reviewed this annual report on Form 10-K of Mobius Management Systems, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

/s/ Peter E. Takiff
------------------------
Peter E. Takiff
Chief Financial Officer
September 27, 2002