Form 10-K/A
period 2002-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2002-10-28
CIK 1025148

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A

                |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2002
           |_|Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                         Commission file number 0-24077

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

 Securities of the Registrant registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

                                     NASDAQ
                     (Name of Exchange on Which Registered)

  Securities of the Registrant registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on September 18, 2002 as reported on NASDAQ, was approximately $16.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 18, 2002, Registrant had 17,216,475 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

------------------------------------------------------------------------------

                                    PART III


      Pursuant to General Instruction G(3) to Form 10-K, the following Item 12(d) is hereby incorporated by reference into the Form 10-K filed by Mobius Management Systems, Inc. on September 30, 2002.

Item 12(d). Equity Compensation Plan Information

        The following table provides information as of June 30, 2002 with respect to the shares of Mobius' common stock that may be issued under Mobius' existing equity compensation plans.

--------------------------------------------------------------------------------
                            (a)                  (b)                 (c)
                                                                   Number of
                                                                   securities
                                                                   remaining
                                                                  available for
                         Number of                              future issuance
                      securities to be                           under equity
                        issued upon        Weighted-average   compensation plans
                        exercise of       exercise price of       (excluding
                        outstanding          outstanding          securities
                     options, warrants    options, warrants      reflected in
Plan category            and rights           and rights          column (a))
--------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders (1)      3,764,350              $4.32              787,800
--------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders             -                     -                   -
--------------------------------------------------------------------------------
Total                     3,764,350              $4.32              787,800
--------------------------------------------------------------------------------

(1) Consists of the 1996 Stock Incentive Plan and the Non-Employee Directors' 1998 Stock Option Plan.


                                     PART IV


Item 14(c). Exhibits

     99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOBIUS MANAGEMENT SYSTEMS, INC.


                                       By: /s/ Mitchell Gross
                                          ---------------------------------
                                          Mitchell Gross
                                          Chairman of the Board, Chief
                                          Executive Officer and President
                                          (Principal Executive Officer)

                                       Date:  October 28, 2002

                                CERTIFICATIONS OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Mitchell Gross, certify that:

1. I have reviewed this Amendment No.1 on Form 10-K/A to the annual report on Form 10-K, as so amended, (the "annual report") of Mobius Management Systems, Inc. (the "Company");

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

/s/ Mitchell Gross
------------------------
Mitchell Gross
Chief Executive Officer
October 28, 2002


I, Peter E. Takiff, certify that:

1. I have reviewed this Amendment No.1 on Form 10-K/A to the annual report on Form 10-K, as so amended, (the "annual report") of Mobius Management Systems, Inc. (the "Company");

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

/s/ Peter E. Takiff
------------------------
Peter E. Takiff
Chief Financial Officer
October 28, 2002