Form 10-Q
period 2002-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2002-11-14
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark one)
                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarter ended September 30, 2002

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


Number of shares  outstanding  of the  issuer's  common stock as of November 11,
2002

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               17,416,219

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2002 and September 30, 2002

               Consolidated Statements of Operations
                Three months ended September 30, 2001 and 2002

               Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 2002

               Consolidated Statements of Cash Flows
                Three months ended September 30, 2001 and 2002

               Notes to Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Item 4.  Controls and Procedures

PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)

                                                             June 30,   September 30,
                                                               2002         2002
                                                             --------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 31,099     $ 37,867
   Marketable securities, at market value                       2,635          498
   Accounts receivable, net of allowance for doubtful
      accounts of $1,043 and $980, respectively                15,959       10,026
   Software license installments, current portion               6,862        7,582
   Other current assets                                         2,846        2,600
                                                             --------     --------
         Total current assets                                  59,401       58,573

Software license installments, non-current portion,
   net of allowance for doubtful accounts of $453
   and $459, respectively                                       3,467        5,897
Property and equipment, net                                     6,435        5,942
Deferred income taxes                                           1,423        1,507
Other assets                                                      666          620
                                                             --------     --------
         Total assets                                        $ 71,392     $ 72,539
                                                             --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $ 17,446     $ 14,655
   Deferred revenue                                            19,182       21,524
   Deferred income taxes                                        2,238        2,550
                                                             --------     --------
         Total current liabilities                             38,866       38,729

Deferred revenue                                                1,406        2,298
                                                             --------     --------
         Total liabilities                                     40,272       41,027
                                                             --------     --------

Stockholders' equity:
   Common stock $.0001 par value; authorized 40,000,000
      shares; issued 22,568,198 and 22,610,698 shares,
      respectively; outstanding 17,213,975 and 17,256,475
      shares, respectively                                          2            2
   Additional paid-in capital                                  49,827       49,880
   Accumulated deficit                                         (2,610)      (2,226)
   Deferred stock compensation                                    (43)         (25)
   Accumulated other comprehensive income                         (74)        (137)
   Treasury stock, at cost, 5,354,223
   and 5,354,223 shares, respectively                         (15,982)     (15,982)
                                                             --------     --------
         Total stockholders' equity                            31,120       31,512
                                                             --------     --------

Total liabilities and stockholders' equity                   $ 71,392     $ 72,539
                                                             --------     --------


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                        Three Months Ended
                                                           September 30,
                                                        2001         2002
                                                      --------     --------
Revenues:
   Software license                                   $  5,407     $  7,756
   Maintenance                                           8,588        9,190
   Professional services and other                         583        1,968
                                                      --------     --------
      Total revenues                                    14,578       18,914
                                                      --------     --------
Costs of revenues:
   Software license                                        234           88
   Maintenance                                           1,292        1,482
   Professional services and other                         683        1,985
                                                      --------     --------
      Total costs of revenues                            2,209        3,555
                                                      --------     --------
Gross profit                                            12,369       15,359
                                                      --------     --------

Operating expenses:
   Sales and marketing                                   9,288        8,573
   Research and development                              3,744        4,067
   General and administrative                            2,589        2,430
                                                      --------     --------
         Total operating expenses                       15,621       15,070
                                                      --------     --------

Income (loss) from operations                           (3,252)         289

Interest income                                            539          326
Interest expense                                            (5)          (3)
Foreign currency transaction gains                           2           13
Gain on investment                                          --          113
                                                      --------     --------
Income (loss) before income taxes                       (2,716)         738

Provision for (benefit from) income taxes                 (860)         354
                                                      --------     --------
Net income (loss)                                     $ (1,856)    $    384
                                                      ========     ========

Basic earnings (loss) per share                       $  (0.10)    $   0.02
Basic weighted average shares outstanding               18,143       17,220
Diluted earnings (loss)per share                      $  (0.10)    $   0.02
Diluted weighted average shares outstanding             18,143       17,534




     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                                    Accumulated
                                  Common Stock    Additional                           Other        Treasury Stock     Total
                                -----------------  Paid-in  Accumulated  Deferred  Comprehensive  ----------------  Stockholders'
                                Shares    Amount   Capital    Deficit  Compensation    Loss       Shares   Amount     Equity
                                ------   -------  --------   --------    ------       ------      -----   --------   --------
Balance at June 30, 2002        17,214     $ 2    $ 49,827   $ (2,610)   $  (43)      $  (74)     5,354   $(15,982)  $ 31,120
Net income                          --      --          --        384        --           --         --         --        384
Change in other comprehensive
  income, net of tax                --      --          --         --        --          (63)        --         --        (63)
                                                                                                                     --------
      Comprehensive income                                                                                                321

Stock options exercised             42      --          53         --        --           --         --         --         53
Change in deferred compensation     --      --          --         --        18           --         --         --         18
                                ---------------------------------------------------------------------------------------------
Balance at September 30, 2002   17,256     $ 2    $ 49,880   $ (2,226)   $  (25)      $ (137)     5,354   $(15,982)  $ 31,512
                                =============================================================================================


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                            Three Months Ended
                                                                September 30,
                                                             2001        2002
                                                           --------    --------

Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $ (1,856)   $    384
                                                           --------    --------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Deferred income taxes                                        (945)        228
  Depreciation and amortization                               1,092         799
  Stock compensation expense                                     40          18
  Other                                                          12          --
Change in operating assets and liabilities:
    Accounts receivable, net                                  1,828       5,933
    Software license installments                              (319)     (3,151)
    Other assets                                                (82)        245
    Accounts payable and accrued expenses                    (1,094)     (2,791)
    Deferred revenue                                          2,984       3,234
                                                           --------    --------
      Total adjustments                                       3,516       4,515
                                                           --------    --------
      Net cash provided by operating activities               1,660       4,899
                                                           --------    --------

Cash flows provided by (used in) investing activities:
  Purchase of marketable securities                          (3,146)         --
  Sale of marketable securities                               5,975       2,042
  Capital expenditures                                          (75)       (259)
                                                           --------    --------
      Net cash provided by investing activities               2,754       1,783
                                                           --------    --------

Cash flows provided by (used in) financing activities:
  Cash used for stock repurchase program                     (1,298)         --
  Cash received from exercise of stock options                   --          53
                                                           --------    --------
      Net cash provided by (used in) financing activities    (1,298)         53
                                                           --------    --------
Effect of exchange rate changes on
  cash and cash equivalents                                     166          33
                                                           --------    --------
Net change in cash and cash equivalents                       3,282       6,768
Cash and cash equivalents at beginning of year               24,099      31,099
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 27,381    $ 37,867
                                                           ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                               $      5    $      3
    Income taxes, net                                      $      8    $   (514)



     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying consolidated financial statements at June 30, 2002 and September 30, 2002 and for the three month periods ended September 30, 2001 and 2002, have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted.

Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions. Actual results, however, may differ.

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

(2)  Earnings Per Share

      Earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                             Three Months Ended September 30,
                                       2001                                   2002
                      ------------------------------------   ------------------------------------
                      Net Income      Shares     Per Share    Net Income     Shares     Per Share
                      (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                      -----------  ------------- ---------   -----------  ------------- ---------
Basic EPS:
Net income (loss)      $(1,856)                                $384
                       =======                                 ====
Weighted average
shares outstanding                    18,143                                17,220
Basic  earnings
(loss) per share                                  $(0.10)                                 $0.02
                                                  ======                                  =====
Diluted earnings
(loss) per share:
Net income (loss)      $(1,856)                                $384
                       =======                                 ====
Dilutive effect of
 stock options                            --                                   314
                                       ------                               ------
Weighted average
shares outstanding                     18,143                               17,534
                                       ======                               ======
Diluted earnings
(loss) per share                                  $(0.10)                                 $0.02
                                                  ======                                  =====


      Outstanding stock options, representing an aggregate of 2,930,175 and 2,767,880 shares of Common Stock for the three months ended September 30, 2001 and 2002, respectively, were excluded from the calculation of diluted earnings
(loss) per share because the effect would be antidilutive. Stock options would be the only dilutive instruments for the three months ended September 30, 2001 and 2002.

(3)  Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the three months ended September 30, 2001 were insignificant. Realized gains for the three months ended September 30, 2002 were $113,000. As of June 30, 2002 and September 30, 2002, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

(4)  Software License Installments Receivable

      The Company provides payment terms in excess of one year to some of its customers. For software license contracts with license terms of 15 years, the related payment term is generally 5 years. For software license contracts with license terms of 3 to 5 years, generally the payments are due annually over the term. Software license installments receivable are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the payment term. Using the interest method, interest income is periodically accrued so that as an installment becomes due the installment receivable and the interest receivable is equal to the payment.

(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                 Useful      June 30,   September 30,
                                                  Life         2002        2002
                                                ----------   -------   -------------
      Computer equipment                         2-5 years   $13,788    $13,943
      Furniture, fixtures and office equipment    5 years      1,701      1,694
      Leasehold improvements                    5-15 years     4,653      4,658
                                                             -------    -------
                                                              20,142     20,295
      Less accumulated depreciation and amortization         (13,707)   (14,353)
                                                             -------    -------
      Property and equipment, net                            $ 6,435    $ 5,942
                                                             =======    =======

      Depreciation and amortization expense on property and equipment was $1,017,000 and $751,000 for the three months ended September 30, 2001 and 2002, respectively.

(6)   Non-Current Investments

      In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN") a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. In the first quarter of fiscal 2001, Mobius provided an additional $281,000 as a short term loan to HAN. Mobius's investment in HAN represented an ownership position of less than 5%.

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. Impairment losses of $2.4 million were recorded through September 30,2000.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares for its investment in HAN. Mobius sold a portion of the shares received and realized a $150,000 gain in fiscal 2002. During the quarter ended September 30, 2002, the remaining shares of Intelidata were sold resulting in a realized gain of $113,000.

(7)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                   June 30,        September 30,
                                                     2002              2002
                                                   -------         -------------
      Accounts payable                             $ 3,531            $ 2,145
      Compensation and related benefits              6,746              6,306
      Facilities restructuring                       1,394              1,252
      Royalties payable                              1,305                719
      Other                                          4,470              4,233
                                                   -------           --------
                                                   $17,446           $ 14,655
                                                   =======           ========

(8)  Treasury Stock

      In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the program's inception in December 2000 through October 2001, the entire 1,250,000 shares were repurchased at an approximate cost of $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions, the market price and trading volume of Mobius shares.

(9)  Stock Incentive Plan

      In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Initial Public Offering in April 1998. As a result, the Company recognized stock compensation expense of $40,000 and $18,000 for the three months ended September 30, 2001 and 2002, respectively. Such compensation expense is included within Sales and marketing of $26,000 and $12,000, Research and development of $11,000 and $5,000,and General and administrative expenses of $3,000 and $1,000 for the three months ended September 30, 2001 and 2002, respectively. There is approximately $25,000 of stock compensation expense relating to these 1998 option grants to be recognized as stock compensation expense in fiscal 2003, subject to adjustment for option holders' terminations.

(10)  Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the quarters ended September 30, 2001 and 2002 is as follows (in thousands):

                                                          Three Months ended
                                                            September 30,
                                                            2001         2002
                                                            ----         ----
Net income (loss)                                        $(1,856)        $ 384
Unrealized marketable securities gain (loss)                   5           (95)
Unrealized translation gain                                  165            32
                                                       -------------------------
Comprehensive income (loss)                              $(1,686)         $321
                                                       =========================

(11)  Commitments and Contingencies

      In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit with Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three months ended September 30, 2001 and 2002.

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

(13) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflects estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. However, if the real estate market continues to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination was made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination was made.

      The balance of the facilities restructuring accrual and the transactions for the three months ended September 30, 2002 are as follows (in thousands):

                                             June 30,      Cash    September 30,
                                               2002      Payments      2002
                                             -------     --------  -------------
      Rent and related operating expenses    $ 1,066      $ 122       $  944
      Other                                      328         20          308
                                             -------      -----       ------
                                             $ 1,394      $ 142       $1,252
                                             =======      =====       ======

(14) Subsequent Event - Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of Cytura Corp. ("Cytura"). Mobius paid Cytura, a privately held company, $2.2 million in cash for the acquired assets. No later than 60 days following the first anniversary of the Closing Date, Mobius may be obligated to pay Cytura up to an additional $800,000, if the average closing price of the common stock of Mobius achieves appreciation levels defined in the agreement during any 30-day period during the thirteen months following the Closing Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended September 30, 2001 and 2002, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius's goods and services, including budget allocations for new software products especially within larger corporate environments which have traditionally licensed Mobius's products, technological advances and competitive factors in the markets in which Mobius competes, including price competition from products providing similar functionality to Mobius's products as well as competition for experienced, seasoned employees (including retention) to support Mobius's key business operations, ongoing product development and growth, and acceptance and or adoption of Mobius's new products or services. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

Overview

      Mobius is a leading provider of integrated solutions for total content management. For over two decades, Mobius has delivered innovative technology that provides for storage and access to mission-critical documents, reports and images. Mobius solutions have achieved industry-wide recognition for their ability to support high-volume, high-performance, simultaneous-access requirements in distributed environments that range from the desktop to the mainframe. Mobius's packaged software products support a broad range of content-intensive e-business requirements, including Web content management, workflow and imaging, Internet presentment and payment, and enterprise report distribution.

Critical Accounting Policies and Estimates

      Mobius's discussion and analysis of its financial condition and results of operations are based upon Mobius's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

      Management believes that its significant judgments and estimates used in the preparation of its consolidated financial statements are influenced by the following critical accounting policies, among others.

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

      SOP 97-2 generally requires revenue earned on multiple element software arrangements, such as additional software products, upgrades or enhancements, rights to exchange or return software, maintenance or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale is deferred until such time as sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain
Transactions,"   which  amended  SOP  97-2  and  clarified  what  is  considered vendor-specific evidence of fair value for the various elements in a multiple element arrangement, was adopted by Mobius on July 1, 1999. Generally, Mobius's contracts include a software license and an obligation to provide maintenance.

      According to the SOP 97-2 guidelines, when the Company enters into a contract that includes both a software license and an obligation to provide maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. We determine the portion of the contract price attributable to maintenance (which, as per SOP 97-2, may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from our pricing structure. The unbundled portion of such maintenance revenue is classified as deferred revenue with amounts extending beyond one-year reported as non-current.

      Revenue on maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

      Professional service revenue is recognized using the percentage of completion method of accounting. In accordance with this method, revenue from professional service contracts is recognized based on the percentage of costs incurred to date to total estimated costs of the project. The financial reporting for these contracts depends on estimates, which are continually assessed and subject to revision as the contract progresses to completion. When the current estimate of total contract costs indicates that a contract will result in a loss, a provision for the full loss is recognized.

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


Results of Operations

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statement of Income as a percentage of total revenues for the fiscal periods indicated:

                                                 Three Months Ended
                                                    September 30,
                                                    2001    2002
                                                   -----    -----
                                                     (Unaudited)
Revenues:
  Software license                                  37.1%    41.0%
  Maintenance                                       58.9     48.6
  Professional service and other                     4.0     10.4
                                                   -----    -----
      Total revenues                               100.0    100.0
                                                   -----    -----
Costs of revenues:
  Software license                                   1.6      0.5
  Maintenance                                        8.9      7.8
  Professional service and other                     4.7     10.5
                                                   -----    -----
      Total costs of revenues                       15.2     18.8
                                                   -----    -----
Gross profit                                        84.8     81.2

Operating expenses:
  Sales and marketing                               63.7     45.3
  Research and development                          25.7     21.5
  General and administrative                        17.7     12.9
                                                   -----    -----
      Total operating expenses                     107.1     79.7
                                                   -----    -----
Income (loss) from operations                      (22.3)     1.5
                                                   -----    -----

Interest income                                      3.7      1.7
Interest expense                                      --       --
Foreign currency transaction gains                    --      0.1
Gain on investment                                    --      0.6
                                                   -----    -----
Income (loss) before income taxes                  (18.6)     3.9
Provision (benefit) from income taxes               (5.9)     1.9
                                                   -----    -----
Net income (loss)                                  (12.7)%    2.0%
                                                   =====    =====

      Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

Revenues.

o Total revenues increased 29.7% from $14.6 million in last year's quarter to $18.9 million this quarter. Domestic revenues increased 38.8% from $11.6 million in last year's quarter to $16.1 million this quarter. International revenues decreased 4.8% from $3.0 million in last year's quarter to $2.8 million this quarter. The increase in total revenues is due to increases in software license revenues, maintenance, professional service and other revenues.

o Software license revenues increased 43.4% from $5.4 million in last year's quarter to $7.8 million this quarter. For the quarter ended September 30, 2002, license revenues increased due to increased spending for Mobius products by new and existing Mobius customers. Mobius believes that the quarter ended September 30, 2001 was severely impacted by geopolitical events surrounding the terrorist attacks of September 11, 2001, which caused customers to defer information technology spending.

o Maintenance revenues increased 7.0% from $8.6 million in last year's quarter to $9.2 million this quarter. The increase in maintenance revenue was primarily attributable to the growth in the amount of licensed software covered by maintenance agreements.

o Professional service and other revenues increased 237.6% from $583,000 in last year's quarter to $2.0 million this quarter. Professional service revenues have significantly increased as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for both quarters were not significant.

Costs of Revenues.

o Costs of license revenues consist primarily of the cost of royalties and sublicense fees. The costs of software license revenues decreased 62.4% from $234,000 in last year's quarter to $88,000 this quarter, representing 4.3% and 1.1%, respectively, of software license revenues in those quarters. The decrease from last year's quarter to this quarter was primarily due to negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense.

o Costs of maintenance revenues consist primarily of customer support staff costs. The costs of maintenance revenues increased 14.7% from $1.3 million in last year's quarter to $1.5 million this quarter, representing 15.0% and 16.1%, respectively, of maintenance revenues in those quarters. The increase in this quarter's costs as a percentage of maintenance revenues was primarily attributable to an increase in the cost of support staff. The increase was offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense.

o Costs of professional service and other revenues consist primarily of personnel and subcontractor costs associated with providing professional services. The costs of professional service and other revenues increased 190.6% from $683,000 in last year's quarter to $2.0 million this quarter, representing 117.2% and 100.9% respectively, of professional service and other revenues in those quarters. The costs of professional service and other revenues increased as the result of Mobius entering into more professional service arrangements and dedicating more internal resources to developing this business.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 7.7% from $9.3 million in last year's quarter to $8.6 million this quarter, representing 63.7% and 45.3%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to lower personnel costs (reflecting lower headcount), lower lease costs due to the facilities restructuring charge related to the Chicago sales office, and lower professional fees, offset by increased commission and bonus costs as a result of increased license revenues, and an increase in bad debt expense.

o    Research and  development  expenses  consist  primarily of personnel  costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 8.6% from $3.7 million in last year's quarter to $4.1 million this quarter, representing 25.7% and 21.5%, respectively, of total revenues in those quarters. The increase in research and development expenses was primarily due to increased subcontractor fees and personnel costs to work on development projects.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 6.1% from $2.6 million in last year's quarter to $2.4 million this quarter, representing 17.7% and 12.9%, respectively, of total revenues in those quarters. The decrease in general and administrative expenses was primarily attributable to lower depreciation and telecommunications costs, offset by higher personnel costs.

Interest income; interest expense; foreign currency transaction gains; gain on investment.

      Interest income was $539,000 and $326,000 in last year's quarter and this quarter, respectively. The decrease in interest income is due to decreased returns on investments, as well as lower interest income from installment sale receivables during the current quarter. Gain on investments of $113,000 during the quarter ended September 30, 2002 was the result of the sale of the remaining investment in Intelidata stock. During both quarters interest expense and foreign currency transaction gains were insignificant.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of September 30, 2002, Mobius had cash and cash equivalents of $37.9 million, an increase of $6.8 million from the $31.1 million held at June 30, 2002. In addition, Mobius had marketable securities of $498,000 as of September 30, 2002, a decrease of $2.1 million from $2.6 million held as of June 30, 2002.

      Net cash provided by operating activities was $1.7 million in last year's quarter and $4.9 million this quarter. Mobius's primary sources of cash during this quarter were from decreased accounts receivable, increased deferred revenue and improved results of operations. These sources were offset by an increase in software license installment receivables and a decrease in accounts payable. Mobius's depreciation and amortization expense adjustment in operating activities decreased 26.8% from $1.1 million in last year's quarter to $800,000 in this quarter. Deferred revenue increased 15.7% from $20.6 million at June 30, 2002 to $23.8 million at September 30, 2002. Net software license installments increased 30.5% from $10.3 million at June 30, 2002 to $13.5 million at September 30, 2002. Net accounts receivable decreased 37.2% from $16.0 million at June 30, 2002 to $10.0 million at September 30, 2002.

      Cash provided by investing activities was $2.8 million in last year's quarter and $1.8 million in this quarter. During the quarter ending September 30, 2001 and 2002, the Company sold marketable securities of $6.0 million and $2.0 million, respectively, and purchased marketable securities of $3.1 million during the quarter ended September 30, 2001.

      Cash used by financing activities was $1.3 million in last year's quarter versus cash provided by financing activities of $53,000 in this quarter. In last year's quarter, the cash was used to repurchase Mobius's common stock. In this quarter, the cash was provided by the exercise of stock options by employees.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of September 30, 2002, the future minimum lease payments for these operating leases is as follows (in thousands):

                                                                  Operating
                                                                   Leases
                                                                  ---------
Year Ended:
-----------
September 30, 2003                                                $ 3,113
September 30, 2004                                                  2,800
September 30, 2005                                                  2,171
September 30, 2006                                                  1,549
September 30, 2007                                                  1,461
Thereafter                                                          3,454
                                                                  -------
Total minimum lease payments                                      $14,548
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

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of Cytura Corp. ("Cytura"). Mobius paid Cytura, a privately held company, $2.2 million in cash for the acquired assets. No later than 60 days following the first anniversary of the Closing Date, Mobius may be obligated to pay Cytura up to an additional $800,000, if the average closing price of the common stock of Mobius achieves appreciation levels defined in the agreement during any 30-day period during the thirteen months following the Closing Date.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Bad Debt Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius sales representatives. Based on that information, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. At September 30, 2001 and September 30, 2002 approximately 87% and 93% of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

      Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million and $1.4 million at June 30, 2002 and September 2002, respectively.


Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five year period. As the buyer is delinquent on these payments since June 2001, no TapeSaver license revenue was recognized in the three months ended September 2001 and 2002.

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


Recent Accounting Pronouncements

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

Technological Change

      The market for Mobius's software, in general, and its internet products, in particular, is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, to develop and introduce new products to meet diverse and evolving customer requirements, and to keep pace with technological developments and emerging industry standards such as web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

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

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will successfully be able to market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business internationally, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for international countries, lack of acceptance of localized products in international countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of international laws and economic instability. There can be no assurance that such factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results or financial condition.

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

Expansion of Indirect Channels

      To date, sales through indirect sales channels have not been significant although Mobius continues to invest resources to develop these channels.
Mobius's revenue growth in the future may be affected by its success in expanding existing and establishing additional relationships with strategic partners.

Increased Investment in Professional Services

      In recent periods, we have committed greater resources to grow our professional services business relating to the implementation of and training on Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding the professional services business will not be greater than revenues generated therefrom.

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

If Widespread Internet Usage Does Not Continue, or if the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed.

      Acceptance of Mobius's Internet-based products depends upon continued use of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for e-commerce enabling products and services is subject to a high level of uncertainty. To the extent that businesses or consumers do not consider the Internet a viable commercial medium, Mobius's customer base for its Internet-based products may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies and consumers may be reluctant or slow to adopt a new, Internet-based bill payment system that may render existing practices obsolete. If the use of the Internet fails to develop or develops more slowly than expected, Mobius's business may be harmed.

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

Concerns about Transaction Security on the Internet May Hinder Mobius's Internet Product Sales.

      A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Mobius's products for the Internet rely on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Mobius's Internet products use to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Mobius's Internet products, which could undermine future Internet product sales.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities that Mobius has invested in may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. At September 30, 2002, Mobius primarily held debt securities.

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

Item 4. - CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing date of this report, Mobius's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, these officers concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in Mobius's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

      From time to time, Mobius is involved in litigation relating to claims arising out of its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition.

Item 2. - Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d)  Not applicable

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

      During the quarterly period covered by this filing, the audit committee of the Board of Directors of Mobius approved the engagement of PricewaterhouseCoopers LLP, the Company's external auditor, for tax related services. These services are not in connection with PricewaterhouseCoopers' audit or review of the Company's financial statements.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.   Description
      ----------    -----------
      3.1(1)     Form of Second Amended and Restated Certificate of
                 Incorporation of the Registrant
      3.2(1)     Form of Restated By-Laws of the Registrant
      4.1(1)     Specimen certificate representing the Common Stock
      99.1       CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002
      99.2       CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

      (1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)   Reports on Form 8-K

      Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2002

                                   MOBIUS MANAGEMENT SYSTEMS, INC.

                                   By: /s/ Peter E. Takiff
                                       ---------------------------------------
                                           Peter E. Takiff
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

                                       CERTIFICATIONS


I, Mitchell Gross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mobius Management Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mitchell Gross
-----------------------
Mitchell Gross
Chief Executive Officer
November 11, 2002

I, Peter E. Takiff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mobius Management Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Takiff
-----------------------
Peter E. Takiff
Chief Financial Officer
November 11, 2002