Form 10-Q
period 2002-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2003-02-13
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
            [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2002

                                       OR

            [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_________ to_________

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


Number of shares outstanding of the issuer's common stock as of February 7,
2003

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               17,416,219

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2002 and December 31, 2002

               Consolidated Statements of Operations
                Three months and six months ended December 31, 2001 and 2002

               Consolidated Statements of Stockholders' Equity
                Six months ended December 31, 2002

               Consolidated Statements of Cash Flows
                Six months ended December 31, 2001 and 2002

               Notes to Unaudited Consolidated Financial Statements

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                                  June 30,        December 31,
                                                                    2002             2002
                                                                 ----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 31,099         $ 37,073
  Marketable securities, at market value                             2,635             --
  Accounts receivable, net of allowances of $1,043 and
    $1,024, respectively                                            15,959           11,051
  Software license installments, current portion                     6,862            8,028
  Other current assets                                               2,846            2,748
                                                                  --------         --------
        Total current assets                                        59,401           58,900

Software license installments, net of allowance for
  doubtful accounts of $453 and $561, respectively                   3,467            9,226
Property and equipment, net                                          6,435            5,590
Deferred income taxes, non-current                                   1,423            1,516
Other non-current assets                                               666            1,919
                                                                  --------         --------
        Total assets                                              $ 71,392         $ 77,151
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $ 17,446         $ 15,319
  Deferred revenues                                                 19,182           23,127
  Deferred income taxes                                              2,238            2,709
                                                                  --------         --------
        Total current liabilities                                   38,866           41,155

Deferred revenues                                                    1,406            3,250
                                                                  --------         --------
        Total liabilities                                           40,272           44,405
                                                                  --------         --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    22,568,198 and 22,770,442 shares,
    respectively; outstanding 17,213,975 and
    17,416,219 shares, respectively                                      2                2
Additional paid-in capital                                          49,827           50,211
Accumulated deficit                                                 (2,610)          (1,504)
Deferred stock compensation                                            (43)              (7)
Accumulated other comprehensive income                                 (74)              26
Treasury stock, at cost, 5,354,223 shares                          (15,982)         (15,982)
                                                                  --------         --------
        Total stockholders' equity                                  31,120           32,746
                                                                  --------         --------

Total liabilities and stockholders' equity                        $ 71,392         $ 77,151
                                                                  ========         ========

     See accompanying notes to unaudited consolidated financial statements.


                                           MOBIUS MANAGEMENT SYSTEMS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited, in thousands, except per share data)

                                                                Three months ended                   Six months ended
                                                                    December 31,                        December 31,
                                                               2001              2002              2001              2002
                                                             ---------         --------          --------          --------
Revenues:

  Software license                                           $  7,165          $ 10,168          $ 12,572          $ 17,924
  Maintenance                                                   8,679             9,461            17,267            18,651
  Professional service and other                                1,761             1,701             2,344             3,669
                                                             --------          --------          --------          --------
    Total revenues                                             17,605            21,330            32,183            40,244

Cost of revenues:
  Software license                                                205               334               439               422
  Maintenance                                                   1,565             1,515             2,857             2,997
  Professional service and other                                1,569             1,595             2,252             3,580
                                                             --------          --------          --------          --------
    Total cost of revenues                                      3,339             3,444             5,548             6,999

Gross profit                                                   14,266            17,886            26,635            33,245

Operating expenses:
  Sales and marketing                                           9,783             8,820            19,071            17,393
  Research and development                                      3,745             4,470             7,489             8,537
  General and administrative                                    2,567             2,665             5,156             5,095
  Acquired in-process research
    and development                                              --                 910              --                 910
  Facilities restructuring                                       --                 194              --                 194
                                                             --------          --------          --------          --------
    Total operating expenses                                   16,095            17,059            31,716            32,129

Income (loss) from operations                                  (1,829)              827            (5,081)            1,116

Interest income                                                   487               391             1,028               717
Interest expense                                                    1              --                  (4)               (3)
Foreign currency transactions                                       6               (16)                8                (3)
Other income (expense)                                           --                --                  (2)              113
                                                             --------          --------          --------          --------

Income (loss) before income taxes                              (1,335)            1,202            (4,051)            1,940

Provision for (benefit from) income taxes                        (424)              480            (1,284)              834
                                                             --------          --------          --------          --------

Net income (loss)                                            $   (911)         $    722          $ (2,767)         $  1,106
                                                             ========          ========          ========          ========

Basic earnings (loss) per share                              $  (0.05)         $   0.04          $  (0.16)         $   0.06
Basic weighted average shares outstanding                      17,236            17,364            17,690            17,292
Diluted earnings (loss) per share                            $  (0.05)         $   0.04          $  (0.16)         $   0.06
Diluted weighted average shares
  outstanding                                                  17,236            17,636            17,690            17,588


                         See accompanying notes to unaudited consolidated financial statements.



                                        MOBIUS MANAGEMENT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         (Unaudited, in thousands)

                                                                                        Accumulated
                                   Common Stock     Additional                            Other       Treasury Stock     Total
                                 ----------------    Paid-in   Accumulated  Deferred   Comprehensive  --------------- Stockholders'
                                 Shares    Amount    Capital    Deficit    Compensation    Loss       Shares   Amount    Equity
                                 ------    ------   ---------  ----------  ------------ -----------   ------   ------ ------------

Balance at June 30, 2002         17,214   $      2   $ 49,827   $ (2,610)   $    (43)   $    (74)      5,354   $(15,982)  $ 31,120
Net income                         --         --         --        1,106        --          --          --         --        1,106
Change in other comprehensive
  income, net of tax
  Comprehensive income             --         --         --         --          --           100        --         --          100
                                                                                                                          --------
                                                                                                                             1,206

Stock options exercised              42       --           53       --          --          --          --         --           53
Stock purchase plan shares
  issued                            160       --          331       --          --          --          --         --          331
Change in deferred
  compensation                     --         --         --         --            36        --          --         --           36
                               --------   --------   --------   --------    --------    --------    --------   --------   --------
Balance at December 31, 2002     17,416   $      2   $ 50,211   $ (1,504)   $     (7)   $     26       5,354   $(15,982)  $ 32,746
                               ========   ========   ========   ========    ========    ========    ========   ========   ========


                         See accompanying notes to unaudited consolidated financial statements.



                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                        Six Months Ended
                                                                          December 31,
                                                                     2001              2002
                                                                   --------          ---------

Cash flows provided by operating activities:
Net income (loss)                                                  $ (2,767)         $  1,106
                                                                   --------          --------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Deferred income taxes                                              (1,322)              378
  Depreciation and amortization                                       2,125             1,628
  Stock compensation expense                                             80                36
  Other                                                                   6               (17)
Change in operating assets and liabilities:
  Accounts receivable, net                                            2,089             4,908
  Software license installments                                       1,984            (6,925)
  Other assets                                                          212            (1,244)
  Accounts payable and accrued expenses                                (157)           (2,127)
  Deferred revenue                                                    2,437             5,789
                                                                   --------          --------
  Total adjustments                                                   7,454             2,426
                                                                   --------          --------
Net cash provided by operating activities                             4,687             3,532
                                                                   --------          --------

Cash flows (used in) provided by investing activities:
  Purchase of marketable securities                                  (6,925)             --
  Sale of marketable securities                                      10,790             2,536
  Capital expenditures                                                 (797)             (677)
  Other                                                                 (11)             --
                                                                   --------          --------
Net cash provided by investing activities                             3,057             1,859
                                                                   --------          --------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                           19                53
  Cash received from employee stock purchase plan                       178               331
  Cash used for stock repurchase program                             (3,261)             --
                                                                   --------          --------
Net cash provided by (used in) financing activities                  (3,064)              384
                                                                   --------          --------

Effect of exchange rate changes on cash and cash
equivalents                                                             (18)              199
                                                                   --------          --------

Net change in cash and cash equivalents                               4,662             5,974
Cash and cash equivalents at beginning of period                     24,099            31,099
                                                                   --------          --------
Cash and cash equivalents at end of period                         $ 28,761          $ 37,073
                                                                   ========          ========

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest                                                         $      4          $      3
  Income taxes, net of refunds                                     $      7          $   (507)

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2002 and December 31, 2002 and for the three and six month periods ended December 31, 2001 and 2002 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

      Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has used its best efforts in establishing good faith estimates and assumptions. Actual results, however, may differ.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                               Three Months Ended December 31,
                                                               -------------------------------
                                                    2001                                                  2002
                               ---------------------------------------------           -----------------------------------------
                                Net Income                            Per              Net Income                         Per
                                  (Loss)           Shares             Share             (Loss)            Shares          Share
                                (Numerator)      (Denominator)        Amount           (Numerator)     (Denominator)      Amount
                                -----------      -------------        ------           -----------     -------------      ------

Basic EPS:
Net income (loss)                 $(911)                                                 $722
                                  ======                                                 ====
Weighted average shares
 outstanding                                         17,236                                               17,364
Basic earnings (loss)
  per share                                                          $(0.05)                                              $0.04
                                                                     =======                                              =====
Diluted earnings
  (loss) per share:
Net income (loss)                 $(911)                                                 $722
                                  ======                                                 ====
Dilutive effect of
 stock options                                            -                                                  272
                                                     ------                                               ------
Weighted average shares
 outstanding                                         17,236                                               17,636
                                                     ======                                               ======
Diluted earnings (loss)
per share                                                            $(0.05)                                              $0.04
                                                                     =======                                              =====



                                                                   Six Months Ended December 31,
                                                                   -----------------------------
                                                 2001                                                  2002
                               ---------------------------------------------           -----------------------------------------
                                Net Income                            Per              Net Income                          Per
                                  (Loss)           Shares             Share             (Loss)            Shares          Share
                                (Numerator)      (Denominator)        Amount           (Numerator)     (Denominator)      Amount
                                -----------      -------------        ------           -----------     -------------      ------

Basic EPS:
Net income (loss)                $(2,767)                                               $1,106
                                 ========                                               ======
Weighted average shares
 outstanding                                         17,690                                               17,292
Basic earnings (loss)
  per share                                                          $(0.16)                                              $0.06
                                                                     =======                                              =====
Diluted earnings (loss)
  per share:
Net income (loss)                $(2,767)                                               $1,106
                                 ========                                               ======
Dilutive effect of
 stock options                                            -                                                  296
                                                     ------                                               ------
Weighted average shares
 outstanding                                         17,690                                               17,588
                                                     ======                                               ======
Diluted earnings (loss)
  per share                                                          $(0.16)                                              $0.06
                                                                     =======                                              =====

      All outstanding stock options for the three and six months ended December 31, 2001, representing an aggregate of 3,580,450 shares of common stock, and certain outstanding stock options for the three and six months ended December 31, 2002, representing an aggregate of 2,767,193 and 2,784,500 shares of common stock, respectively, were excluded from the calculation of diluted earnings
(loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and six months ended December 31, 2001 and 2002.

(3)  Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the three and six months ended December 31, 2001 were insignificant. Realized gains for the six months ended December 31, 2002 were $113,000, recognized in the first quarter of fiscal 2003. As of June 30, 2002 and December 31, 2002, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

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

(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                     Useful          June 30,       December 31,
                                                      Life             2002            2002
                                                     ------          -------        -----------

Computer equipment                                  2-5 years        $ 13,788        $ 13,415
Furniture, fixtures and office equipment            5 years             1,701           1,733
Leasehold improvements                              5-15 years          4,653           4,686
                                                                     --------        --------
                                                                       20,142          19,834
Less accumulated depreciation and amortization                        (13,707)        (14,244)
                                                                     --------        --------
Property and equipment, net                                          $  6,435        $  5,590
                                                                     ========        ========

      Depreciation and amortization expense on property and equipment was $1.0 million and $770,000 for the three months ended December 31, 2001 and 2002, respectively, and $2.1 million and $1.5 million for the six months ended December 31, 2001 and 2002, respectively.

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

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. As a result, impairment losses of $2.4 million were recorded through December 31, 2000.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares in exchange for its investment in HAN. Mobius sold a portion of the shares received and realized a $150,000 gain in fiscal 2002. During the first quarter of fiscal 2003, Mobius sold the remaining shares of Intelidata, resulting in a realized gain of $113,000.

(7)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                     June 30,     December 31,
                                                       2002          2002
                                                     -------      -----------

Accounts payable                                     $ 3,531        $ 2,125
Compensation and related benefits                      6,746          7,192
Facilities restructuring                               1,394            656
Royalties payable                                      1,305            625
Other                                                  4,470          4,721
                                                     -------        -------

                                                     $17,446        $15,319
                                                     =======        =======

(8)  Treasury Stock

      In September 2001, the Board of Directors expanded the Company's stock repurchase program to allow repurchases of up to 1,250,000 shares of Mobius's outstanding common stock. Since the program's inception in December 2000 through October 2001, the entire 1,250,000 shares were repurchased at an approximate cost of $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions and the market price and trading volume of Mobius's common stock.

(9)  Stock Incentive Plan

      In January, February and March 1998 the Company granted an aggregate of 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering in April 1998. As a result, the Company recognized stock compensation expense as follows (in thousands):


                                        Three Months ended   Six Months ended
                                            December 31,       December 31,
                                         2001      2002       2001     2002
                                         ----      ----       ----     ----

Sales and marketing                       $26       $11       $52       $23
Research and development                   11         5        23        10
General and administrative                  3         2         5         3
                                          --------------     --------------
Total                                     $40       $18       $80       $36
                                          ==============     ===============


      Approximately $7,000 of additional stock compensation expense relating to these 1998 option grants will be recognized as stock compensation expense in the second half of fiscal 2003, to be adjusted for option holders' terminations.

(10)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and six months ended December 31, 2001 and 2002 is as follows (in thousands):


                                               Three Months ended     Six Months ended
                                                   December 31,          December 31,
                                                 2001      2002        2001       2002
                                                 ----      ----        ----       ----

Net income (loss)                              $  (911)   $   722    $(2,767)   $ 1,106
Unrealized marketable securities gain (loss)        (4)        (4)         1        (99)
Unrealized translation gain(loss)                    7        167        172        199
                                               ------------------    ------------------
Comprehensive income (loss)                    $  (908)   $   885    $(2,594)   $ 1,206
                                               ==================    ==================


(11)  Commitments and Contingencies

      In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in the three and six months ended December 31, 2001 and 2002.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represents amounts past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company is currently determining the appropriate course of action to be taken in this matter.

(13) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement which releases Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, during the quarter, the Company recorded additional expenses of $78,000 associated with this new agreement.

      The Company recorded a facilities restructuring charge of $116,000 in the second quarter of fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned such space during the second quarter of fiscal 2003 and the Company believes that it is highly unlikely that it will be able to sublease this space for the remainder of the lease term.

      The balance of the facilities restructuring accrual and the transactions for the six months ended December 31, 2002 are as follows (in thousands):

                                            Additions
                               June 30,     Charged to    Cash      December 31,
                                 2002        Expense     Payments      2002
                                 ----       ----------   --------   -----------
Rent and related
  facilities expenses           $1,066       $  194       $  891(1)   $  369
Other                              328         --             41         287
                                ------       ------       ------      ------
                                $1,394       $  194       $  932      $  656
                                ======       ======       ======      ======

(1) Includes a cash payment of $647,000 in connection with the release described above.

(14) Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.236 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company may be obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. If the additional purchase price is paid, such amount will be recorded as additional goodwill.

      The purchase price for the Contenuity Software and the other Cytura assets has been allocated to assets acquired and liabilities assumed based on their fair values at the Closing Date, as follows (in thousands):


Property and equipment                                             $   249
Other current assets                                                    27
Other non-current assets                                             1,336
Acquired in-process research and
  development                                                          910
                                                                   -------
Purchase price                                                     $ 2,522
                                                                   =======

      Other non-current assets consist of completed technology of $900,000 and goodwill of $436,000. Property and equipment is being amortized on a comparable basis for similar property and equipment. Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. The Company utilized the discounted net cash flow method to value the acquired in-process research and development which had not reached the working model stage and had no alternative future use. Accordingly, an operating expense of $910,000 was taken in the second quarter of fiscal 2003.

      The following table reflects the unaudited pro forma combined results of operation of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the fiscal year for both periods presented (in thousands):

                                    Six Months ended December 31,
                                        2001          2002
                                      -------       --------
Revenues                              $33,024       $40,538
Net income (loss)                     $(4,422)      $   735
Basic and diluted earnings (loss)
  per share                           $ (0.25)      $  0.04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended December 31, 2001 and 2002, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, overall economic and business conditions, the demand for Mobius's goods and services, including budget allocations for new software products especially within larger corporate environments which have traditionally licensed Mobius's products, technological advances and competitive factors in the markets in which Mobius competes, including price competition from products providing similar functionality to Mobius's products as well as competition for experienced, seasoned employees (including retention) to support Mobius's key business operations, ongoing product development and growth, and acceptance and/or adoption of Mobius's new products or services. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

Overview

      Mobius is a leading provider of total content management (TCM) software solutions that help enterprises manage and deliver enterprise content via the Web to employees, customers and partners. The highly scalable ViewDirect TCM repository is the foundation of an integrated suite of packaged software products that includes Web site management, workflow and imaging, document archiving, records management, transaction and document audit and balancing, Internet presentment and payment, and enterprise report distribution. Since 1981, Mobius solutions have achieved industry-wide recognition for breadth of functionality, scalability and performance in high-demand environments that range from the desktop to the mainframe.

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

      Management believes that its significant judgments and estimates used in the preparation of its consolidated financial statements are influenced by the following critical accounting policies, among others:

Revenue Recognition

      License and maintenance revenue are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenue from software license contracts includes license fees related to licenses with terms generally of 5 or 15 years. Revenue from software license contracts is recognized upon delivery of the software to the customer if no significant vendor obligations remain and collection of the resulting receivable is probable. Software license revenue includes the present value of future payments under non-cancelable license arrangements which provide for payment in installments generally over periods from 3 to 5 years. A portion of the discount is recognized as interest income over the term of the arrangement.

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

      According to the SOP 97-2 guidelines, when the Company enters into a contract that includes both a software license and an obligation to provide maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. We determine the portion of the contract price attributable to maintenance (which, as per SOP 97-2, may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from our pricing structure. The unbundled portion of such maintenance revenue is classified as deferred revenue with amounts extending beyond one-year reported as non-current revenue.

      Revenue on maintenance contracts is recognized on a straight-line basis over the term of the maintenance contract, generally twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

      Professional service revenue is recognized using the percentage of completion method of accounting. In accordance with this method, revenue from professional service contracts is recognized based on the percentage of costs incurred to date to total estimated costs of the project. The financial reporting for these contracts depends on estimates, which are regularly assessed and subject to revision as the contract progresses to completion. When the current estimate of total contract costs indicates that a contract will result in a loss, a provision for the full loss is recognized.

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

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of Mobius's software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                               Three months ended           Six months ended
                                                                  December 31,                 December 31,
                                                              2001           2002          2001          2002
                                                              ----           ----          ----          ----

Revenues:
  Software license                                            40.7%          47.7%         39.1%         44.5%
  Maintenance                                                 49.3           44.3          53.6          46.4
  Professional service and other                              10.0            8.0           7.3           9.1
                                                             -----          -----         -----         -----
    Total revenues                                           100.0          100.0         100.0         100.0

Cost of revenues:
  Software license                                             1.2            1.5           1.3           1.0
  Maintenance                                                  8.9            7.1           8.9           7.5
  Professional service and other                               8.9            7.5           7.0           8.9
                                                             -----          -----         -----         -----
    Total costs of revenues                                   19.0           16.1          17.2          17.4

Gross profit                                                  81.0           83.9          82.8          82.6

Operating expenses:
  Sales and marketing                                         55.5           41.3          59.3          43.2
  Research and development                                    21.3           21.0          23.3          21.2
  General and administrative                                  14.6           12.5          16.0          12.7
  Acquired in-process research
    and development                                           --              4.3          --             2.2
  Facilities restructuring                                    --              0.9          --             0.5
                                                             -----          -----         -----         -----
    Total operating expenses                                  91.4           80.0          98.6          79.8

Income (loss) from operations                                (10.4)           3.9         (15.8)          2.8

Interest income                                                2.8            1.8           3.2           1.8
Foreign currency transactions                                 --             (0.1)         --             0.2
                                                             -----          -----         -----         -----
Income (loss) before income taxes                             (7.6)           5.6         (12.6)          4.8

Provision for (benefit from) income taxes                     (2.4)           2.2          (4.0)          2.1
                                                             -----          -----         -----         -----

Net income (loss)                                             (5.2)%          3.4%         (8.6)%         2.7%
                                                             =====          =====         =====         =====

         Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2002

Revenues.

o Total revenues increased 21.2% from $17.6 million in last year's quarter to $21.3 million this quarter. Domestic revenues increased 20.1% from $15.1 million in last year's quarter to $18.1 million this quarter. International revenues increased 27.6% from $2.5 million in last year's quarter to $3.2 million this quarter. The increase in total revenues is primarily attributable to increases in software license and maintenance revenues.

o Software license revenues increased 41.9% from $7.2 million in last year's quarter to $10.2 million this quarter. This increase is attributable to increased spending for Mobius products by new and existing Mobius customers. Mobius believes that the quarter ended December 31, 2001 was impacted by geopolitical events surrounding the terrorist attacks of September 11, 2001, which caused customers to defer information technology spending.

o Maintenance revenues increased 9.0% from $8.7 million in last year's quarter to $9.4 million this quarter. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements.

o Professional service and other revenues decreased 3.4% from $1.8 million in last year's quarter to $1.7 million this quarter. Professional service revenues increased 3% from last year's quarter, offset by a decrease in other revenues.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 62.9% from $205,000 in last year's quarter to $334,000 this quarter, representing 2.9% and 3.3%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties. The increase in cost of software license revenues is consistent with the increase in license revenues.

o Cost of maintenance revenues consists primarily of personnel costs. The cost of maintenance revenues decreased 3.2% from $1.6 million in last year's quarter to $1.5 million this quarter, representing 18.0% and 16.0%, respectively, of maintenance revenues in those quarters. The decrease in cost of maintenance revenues is attributable to reductions in operating costs offset by increases in personnel costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues was $1.6 million for both last year's quarter and this quarter. These costs as a percentage of professional service and other revenues increased from 89.1% in last year's quarter to 93.8% in this quarter due to a decrease in other revenues.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 9.8% from $9.8 million in last year's quarter to $8.8 million this quarter, representing 55.5% and 41.3%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to lower professional fees, lower personnel costs (reflecting lower headcount), lower tradeshow costs, and lower lease costs, offset by increased commission and bonus costs as a result of increased license revenues, and an increase in bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 19.4% from $3.7 million in last year's quarter to $4.5 million this quarter, representing 21.3% and 21.0%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the Cytura Corp.("Cytura") asset acquisition and increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses increased 3.8% from $2.6 million in last year's quarter to $2.7 million this quarter, representing 14.6% and 12.5%, respectively, of total revenues in those quarters. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

o Acquired in-process research and development expenses relate to the acquisition of the technology and certain other assets of Cytura, in which a portion of the purchase price was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects has not yet been achieved and Mobius believes such projects have no alternative future use, the acquired in-process research and development was expensed immediately. As a result, the Company recorded a charge of $910,000 in the second quarter of fiscal 2003.

o Facilities restructuring expenses of $194,000 in the second quarter of fiscal 2003 consist of an accrual for a loss on the Company's leases for two of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement which releases Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000.

     The Company recorded a facilities restructuring charge of $116,000 in the second quarter of fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned such space during the second quarter of fiscal 2003 and the Company believes that it is highly unlikely that it will be able to sublease this space for the remainder of the lease term.

     As of December 31, 2002, the Company had $656,000 remaining in the facilities restructuring accrual.

Interest income; interest expense; foreign currency transactions.

      Interest income was $487,000 in last year's quarter and $391,000 this quarter. The decrease in interest income is attributable to decreased returns on investments. During both quarters, interest expense and foreign currency transactions were insignificant.

Provision for (benefit from) income taxes.

      The tax benefit for income taxes was $(424,000) in last year's quarter compared to a tax provision of $480,000 this quarter. The provision (benefit) for taxes as a percentage of income (loss) before taxes was (31.8)% and 39.9% for last year's quarter and this quarter, respectively. The effective tax rates for these quarters reflect the statutory tax provision (benefit) for the income
(loss) in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses.

      Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2002

Revenues.

o Total revenues increased 25.0% from $32.2 million in the first six months of fiscal 2002 to $40.2 million in the first six months of fiscal 2003. Domestic revenues increased 28.2% from $26.7 million in the first six months of fiscal 2002 to $34.1 million in the first six months of fiscal 2003. International revenues increased 10.1% from $5.5 million in the first six months of fiscal 2002 to $6.1 million in the first six months of fiscal 2003. The increase in total revenues is attributable to increases in software license revenues, maintenance, professional service and other revenues.

o Software license revenues increased 42.6% from $12.6 million in the first six months of fiscal 2002 to $17.9 million in the first six months of fiscal 2003. The increase in software license revenues is attributable to increased spending for Mobius products by new and existing Mobius customers. Mobius believes that the six months ended December 31, 2001 was impacted by geopolitical events surrounding the terrorist attacks of September 11, 2001, which caused customers to defer information technology spending.

o Maintenance revenues increased 8.0% from $17.3 million in the first six months of fiscal 2002 to $18.7 million in the first six months of fiscal 2003. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements.

o Professional service and other revenues increased 56.5% from $2.3 million in the first six months of fiscal 2002 to $3.7 million in the first six months of fiscal 2003. Professional service revenues increased 64.4% from the first six months of fiscal 2002 to the first six months of fiscal 2003 as a result of Mobius dedicating additional resources to the development of the professional service business and Mobius entering into more professional service arrangements.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 3.9% from $439,000 in the first six months of fiscal 2002 to $422,000 in the first six months of fiscal 2003, representing 3.5% and 2.4%, respectively, of software license revenues in those periods. The decrease is primarily attributable to negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense. This was partially offset by higher royalties related to increased software license revenues that were subject to third-party royalties.

o Cost of maintenance revenues consists primarily of personnel costs. The cost of maintenance revenues increased 4.9% from $2.9 million in the first six months of fiscal 2002 to $3.0 million in the first six months of fiscal 2003, representing 16.5% and 16.1%, respectively, of maintenance revenues in those periods. The increase in cost is primarily attributable to an increase in the cost of support staff. The increase was offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense, and lower depreciation and printing costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 59.0% from $2.3 million in the first six months of fiscal 2002 to $3.6 million in the first six months of fiscal 2003, representing 96.1% and 97.6%, respectively, of professional service and other revenues in those quarters. The cost of professional service and other revenues increased as the result of Mobius entering into more professional service arrangements and dedicating more internal resources to developing this business.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance-based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 8.8% from $19.1 million in the first six months of fiscal 2002 to $17.4 million in the first six months of fiscal 2003, representing 59.3% and 43.2%, respectively, of total revenues in those periods. The decrease in sales and marketing expenses is primarily attributable to lower personnel costs (reflecting lower headcount), lower professional fees, lower lease costs, and lower tradeshow costs, offset by increased commission and bonus costs as a result of increased license revenues, and an increase in bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 14.0% from $7.5 million in the first six months of fiscal 2002 to $8.5 million in the first six months of fiscal 2003, representing 23.3% and 21.2%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the Cytura asset acquisition and increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services. General and administrative expenses decreased 1.2% from $5.2 million in the first six months of fiscal 2002 to $5.1 million in the first six months of fiscal 2003, representing 16.0% and 12.7%, respectively, of total revenues in those periods. The decrease in general and administrative expenses is primarily attributable to lower depreciation and telecommunications costs, offset by higher personnel costs and professional fees.

o Acquired in-process research and development expenses relate to the acquisition of the technology and certain other assets of Cytura, in which a portion of the purchase price was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects has not yet been achieved and Mobius believes such projects have no alternative future use, the acquired in-process research and development was expensed immediately. As a result, the Company recorded a charge of $910,000 in the second quarter of fiscal 2003.

o Facilities restructuring expenses of $194,000 in the second quarter of fiscal 2003 consist of an accrual for a loss on the Company's leases for two of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement which releases Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000.

     The Company recorded a facilities restructuring charge of $116,000 in the second quarter of fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned such space during the second quarter of fiscal 2003 and the Company believes that it is highly unlikely that it will be able to sublease this space for the remainder of the lease term.

     As of December 31, 2002, the Company had $656,000 remaining in the facilities restructuring accrual.

Interest income; interest expense; foreign currency transactions; gain on investment.

      Interest income was $1.0 million in the first six months of fiscal 2002 and $717,000 in the first six months of fiscal 2003. The decrease in interest income is primarily attributable to decreased returns on investments. Gain on investments of $113,000 during the first six months of fiscal 2003 was the result of the sale of Mobius's remaining investment in Intelidata stock in the first quarter of fiscal 2003. During both six month periods, interest expense and foreign currency transactions were insignificant.

Provision for (benefit from) income taxes.

      The tax benefit for income taxes was $(1.3) million in the first six months of fiscal 2002 compared to a tax provision of $834,000 in the first six months of fiscal 2003. The provision (benefit) for taxes as a percentage of income (loss) before taxes was (31.7)% and 43.0% for the first six months of fiscal 2002 and the first six months of fiscal 2003, respectively. The effective tax rates for the first six months of fiscal 2002 and the first six months of fiscal 2003 reflect the statutory tax provision (benefit) for the income (loss) in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of December 31, 2002, Mobius had cash and cash equivalents of $37.1 million, an increase of $6.0 million from the $31.1 million held at June 30, 2002. In addition, Mobius held no marketable securities as of December 31, 2002, and $2.6 million of marketable securities as of June 30, 2002.

      Net cash provided by operating activities was $4.7 million in the first six months of fiscal 2002 and $3.5 million in the first six months of fiscal 2003. Mobius's primary sources of cash during the first six months of fiscal 2003 were from decreased accounts receivable as a result of cash collections, increased deferred revenue and improved results of operations. These sources were offset by increased software license installment receivables and decreased accounts payable. Mobius's depreciation and amortization expense adjustment in operating activities decreased 23.4% from $2.1 million in the first six months of fiscal 2002 to $1.6 million in the first six months of fiscal 2003. Deferred revenue increased 28.1% from $20.6 million at June 30, 2002 to $26.4 million at December 31, 2002. Net software license installments increased 67.0% from $10.3 million at June 30, 2002 to $17.3 million at December 31, 2002. Net accounts receivable decreased 30.8% from $16.0 million at June 30, 2002 to $11.1 million at December 31, 2002.

      Cash provided by investing activities was $3.1 million in the first six months of fiscal 2002 and $1.9 million in the first six months of fiscal 2003. During the first six months of fiscal 2002 and the first six months of fiscal 2003, the Company sold marketable securities of $10.8 million and $2.5 million, respectively, and during the first six months of fiscal 2002, the Company purchased marketable securities of $6.9 million.

      Cash used by financing activities was $3.1 million in the first six months of fiscal 2002 versus cash provided by financing activities of $384,000 in the first six months of fiscal 2003. In the first six months of fiscal 2002, the cash was used to repurchase Mobius's common stock, offset by cash received for employee stock purchases and stock option exercises. In the first six months of fiscal 2003, the cash was provided by employee stock purchases and stock option exercises.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of December 31, 2002, the future minimum lease payments for these operating leases are as follows (in thousands):


                                                          Operating
Year Ended:                                                 Leases
-----------                                               ---------

December 31, 2003                                          $ 2,462
December 31, 2004                                            1,987
December 31, 2005                                            1,611
December 31, 2006                                            1,548
December 31, 2007                                            1,458
Thereafter                                                   3,354
                                                           -------
Total minimum lease payments                               $12,420
                                                           =======

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months.

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura, a privately held company, for an aggregate of approximately $2.236 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company may be obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. If the additional purchase price is paid, such amount will be recorded as additional goodwill.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also has a small reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts by the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of December 31, 2001 and December 31, 2002, approximately 90% and 87%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

      Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million and $1.6 million as of June 30, 2002 and December 31, 2002, respectively.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance billings, unbundled maintenance and license contracts. Total deferred revenues increased 28.1% from $20.6 million at June 30, 2002 to $26.4 million at December 31, 2002. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. Current deferred revenues totaled $23.1 million as of December 31, 2002.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this agreement was recognized in the first six months of fiscal 2002 or the first six months of fiscal 2003.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represents amounts past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company is currently determining the appropriate course of action to be taken in this matter.

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent and frequent disclosures about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

      Mobius continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25," and accordingly no compensation expense has been recorded for stock-based compensation plans. The Company's adoption of SFAS No. 148 requires additional interim disclosures effective for the Company's third quarter fiscal 2003.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. There were no disclosures required during the second quarter of fiscal 2003 and the Company does not expect the adoption of the measurement and recognition provisions of this interpretation to have a material impact on its financial position or results of operations.

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

Technological Change

      The market for Mobius's software, in general, and its Internet products, in particular, is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, develop and introduce new products to meet diverse and evolving customer requirements, and keep pace with technological developments and emerging industry standards such as web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

      To date, a substantial portion of Mobius's revenues has been attributable to the licensing and related maintenance service of its ViewDirect and DocumentDirect suite of products. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on Mobius's business, operating results or financial condition.

Competition

      The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for storage, retrieval and presentation software are scalability, breadth of supported operating systems and document formats, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including Computer Associates International Inc., BMC Software, Inc., FileNet Corporation, International Business Machines Corp., and Quest Software Inc. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers than Mobius. Some of such competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on Mobius's business, operating results or financial condition. There can be no assurance that Mobius will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Mobius's business, operating results or financial condition.

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

Protection of Intellectual Property

      Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Although Mobius does not have any issued patents covering any aspect of its software products, it has two patent applications pending in the U.S. with corresponding international filings. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some international countries do not protect Mobius's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Mobius's means of attempting to protect its proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

      Mobius's products are generally provided to customers in object code format only. However, Mobius enters into arrangements with its customers that provide for the release of the source code to the customer upon the occurrence of certain events, such as bankruptcy or insolvency of Mobius or certain material breaches of the license agreement by Mobius. In the event of any release of the source code pursuant to these arrangements, the customer's license is generally limited to use of the source code to maintain, support and configure Mobius's software products. Notwithstanding such provision, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse of Mobius's intellectual property.

      Mobius is not aware that any of its products infringes on the proprietary rights of third parties. From time to time, however, third parties may claim infringement by Mobius with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Mobius to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Mobius or at all, which could have a material adverse effect on its business, operating results or financial condition.

Dependence on Licensed Technology

      Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on Mobius's sales unless and until Mobius can replace the functionality provided by these products. In addition, Mobius is to a certain extent dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on Mobius's business, operating results or financial condition.

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

      Mobius's license agreements with its customers typically contain provisions designed to limit Mobius's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in its license agreements may not be effective under the laws of certain jurisdictions. Although Mobius has not experienced any product liability claims to date, the sale and support of products by Mobius may entail the risk of such claims, and there can be no assurance that Mobius will not be subject to such claims in the future. A successful product liability claim brought against Mobius could have a material adverse effect on its business, operating results or financial condition.

Management of Growth; Dependence on Senior Management and Other Key Employees

      Mobius's ability to effectively manage its future growth, if any, will require Mobius to continue to improve its operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. If Mobius is unable to manage growth effectively, its business, operating results or financial condition would be materially adversely affected.

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

If Widespread Internet Usage Does Not Continue, or if the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed

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

      To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in or insufficient availability of telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively or efficiently support any growth in Internet usage that may occur, our business may be harmed.

Concerns about Transaction Security on the Internet May Hinder Mobius's Internet Product Sales

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities in which Mobius has invested may be subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. As of December 31, 2002, Mobius held no marketable securities.

      Mobius may be subject to foreign currency fluctuations in relation to accounts receivable and accounts payable that may be denominated in a foreign currency other than the functional currency in certain international jurisdictions. To the extent that such foreign currency transactions are negatively or positively affected by foreign currency fluctuations, foreign currency transaction losses or gains would be recognized. Mobius does not use derivative foreign exchange financial investments.

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

(d) Not applicable

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.       Description
            -----------       -----------

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

          (1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)   Reports on Form 8-K

      On October 17, 2002, Mobius filed a Form 8-K (as updated on December 23, 2002 on a Form 8-K/A) to report that on October 11, 2002, MMS Acquisition I LLC, a wholly-owned subsidiary of Mobius, acquired technology and certain other assets of Cytura Corp.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 2003

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Peter E. Takiff
                                              -------------------------
                                              Peter E. Takiff
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

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


/s/ Mitchell Gross
---------------------------
Mitchell Gross
Chief Executive Officer
February 13, 2003

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

/s/ Peter E. Takiff
----------------------------
Peter E. Takiff
Chief Financial Officer
February 13, 2003