Form 10-Q
period 2003-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2003-05-14
CIK 1025148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to________

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


Number of shares outstanding of the issuer's common stock as of May 9, 2003

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               17,420,719

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2002 and March 31, 2003

               Consolidated Statements of Operations
                Three months and nine months ended March 31, 2002 and 2003

               Consolidated Statements of Stockholders' Equity
                Nine months ended March 31, 2003

               Consolidated Statements of Cash Flows
                Nine months ended March 31, 2002 and 2003

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                              June 30,           March 31,
                                                                2002               2003
                                                             --------           ---------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 31,099           $ 37,472
  Marketable securities, at market value                        2,635               --
  Accounts receivable, net of allowances of $1,043
    and $888, respectively                                     15,959             10,524
  Software license installments, current portion                6,862              6,972
  Other current assets                                          2,846              2,155
                                                             --------           --------
        Total current assets                                   59,401             57,123

Software license installments, net of allowance for
  doubtful accounts of $453 and $686, respectively              3,467             11,382
Property and equipment, net                                     6,435              4,855
Deferred income taxes, non-current                              1,423              1,158
Other non-current assets                                          666              1,969
                                                             --------           --------
        Total assets                                         $ 71,392           $ 76,487
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $ 17,446           $ 15,232
  Deferred revenues                                            19,182             21,243
  Deferred income taxes                                         2,238              2,343
                                                             --------           --------
        Total current liabilities                              38,866             38,818

Deferred revenues                                               1,406              3,632
                                                             --------           --------
        Total liabilities                                      40,272             42,450
                                                             --------           --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    22,568,198 and 22,770,442 shares,
    respectively; outstanding 17,213,975 and
    17,416,219 shares, respectively                                 2                  2
  Additional paid-in capital                                   49,827             50,211
  Accumulated deficit                                          (2,610)              (178)
  Deferred stock compensation                                     (43)              --
  Accumulated other comprehensive income                          (74)               (16)
  Treasury stock, at cost, 5,354,223 shares                   (15,982)           (15,982)
                                                             --------           --------
        Total stockholders' equity                             31,120             34,037
                                                             --------           --------

Total liabilities and stockholders' equity                   $ 71,392           $ 76,487
                                                             ========           ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                   Three months ended               Nine months ended
                                                       March 31,                        March 31,
                                                 2002            2003              2002            2003
                                                 ----            ----              ----            ----
Revenues:
  Software license                             $  5,157        $  9,443          $ 17,728        $ 27,367
  Maintenance                                     8,732           9,890            26,000          28,541
  Professional service and other                    908           1,204             3,252           4,873
                                               --------        --------          --------        --------
    Total revenues                               14,797          20,537            46,980          60,781
                                               --------        --------          --------        --------

Cost of revenues:
  Software license                                  218             431               657             853
  Maintenance                                     1,465           1,775             4,322           4,772
  Professional service and other                    873           1,184             3,125           4,764
                                               --------        --------          --------        --------
    Total cost of revenues                        2,556           3,390             8,104          10,389
                                               --------        --------          --------        --------

Gross profit                                     12,241          17,147            38,876          50,392
                                               --------        --------          --------        --------

Operating expenses:
  Sales and marketing                             9,007           8,954            28,078          26,347
  Research and development                        4,118           4,795            11,608          13,332
  General and administrative                      2,532           2,772             7,688           7,867
  Acquired in-process research
    and development                                --              --                --               910
  Facilities restructuring                         --              --                --               194
                                               --------        --------          --------        --------
    Total operating expenses                     15,657          16,521            47,374          48,650
                                               --------        --------          --------        --------

Income (loss) from operations                    (3,416)            626            (8,498)          1,742

Interest income                                     330             426             1,359           1,143
Interest expense                                    (11)             (4)              (15)             (7)
Foreign currency transactions                         4             112                12             109
Other income (expense)                             --              --                  (2)            113
                                               --------        --------          --------        --------
Income (loss) before income taxes                (3,093)          1,160            (7,144)          3,100

Provision for (benefit from) income taxes        (1,216)           (166)           (2,501)            668
                                               --------        --------          --------        --------

Net income (loss)                              $ (1,877)       $  1,326          $ (4,643)       $  2,432
                                               ========        ========          ========        ========

Basic earnings (loss) per share                $  (0.11)       $   0.08          $  (0.26)       $   0.14
Basic weighted average shares outstanding        17,227          17,416            17,535          17,333
Diluted earnings (loss) per share              $  (0.11)       $   0.07          $  (0.26)       $   0.14
Diluted weighted average shares
  outstanding                                    17,227          17,930            17,535          17,685


     See accompanying notes to unaudited consolidated financial statements.


                                       MOBIUS MANAGEMENT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     NINE MONTHS ENDED MARCH 31, 2003
                                        (Unaudited, in thousands)

                                                                                        Accumulated
                                Common Stock        Additional                            Other       Treasury Stock     Total
                                ------------        Paid-in   Accumulated   Deferred   Comprehensive  --------------  Stockholders'
                                Shares    Amount    Capital     Deficit    Compensation    Loss       Shares   Amount    Equity
                                ------    ------    --------  -----------  ------------ ------------  ------   ------ ------------

Balance at June 30, 2002        17,214   $      2   $ 49,827   $ (2,610)   $    (43)   $    (74)      5,354   $(15,982)  $ 31,120
Net income                        --         --         --        2,432        --          --          --         --        2,432
Change in other comprehensive
  income, net of tax              --         --         --         --          --            58        --         --           58
                                                                                                                         --------
      Comprehensive income                                                                                                  2,490

Stock options exercised             42       --           53       --          --          --          --         --           53
Stock purchase plan shares
  issued                           160       --          331       --          --          --          --         --          331
Change in deferred
  compensation                    --         --         --         --            43        --          --         --           43
                               -------   --------   --------   --------    --------    --------    --------   --------   --------
Balance at March 31, 2003       17,416   $      2   $ 50,211   $   (178)   $   --      $    (16)      5,354   $(15,982)  $ 34,037
                               =======   ========   ========   ========    ========    ========    ========   ========   ========

                               See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                           2002              2003
                                                                         --------          --------
Cash flows provided by operating activities:
Net income (loss)                                                        $ (4,643)         $  2,432
                                                                         --------          --------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Deferred income taxes                                                    (2,466)              370
  Depreciation and amortization                                             3,173             2,405
  Stock compensation expense                                                  107                43
  Other                                                                       160               255
Change in operating assets and liabilities:
  Accounts receivable, net                                                  3,106             5,435
  Software license installments                                             3,501            (8,025)
  Other assets                                                                 58              (748)
  Accounts payable and accrued expenses                                      (881)           (2,214)
  Deferred revenue                                                          1,023             4,287
                                                                         --------          --------
  Total adjustments                                                         7,781             1,808
                                                                         --------          --------
Net cash provided by operating activities                                   3,138             4,240
                                                                         --------          --------

Cash flows (used in) provided by investing activities:
  Purchase of marketable securities                                        (7,921)             --
  Sale of marketable securities                                            14,705             2,536
  Capital expenditures                                                       (915)             (944)
  Other                                                                       (72)             --
                                                                         --------          --------
Net cash provided by investing activities                                   5,797             1,592
                                                                         --------          --------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                                 19                53
  Cash received from employee stock purchase plan                             178               331
  Cash used for stock repurchase program                                   (3,261)             --
                                                                         --------          --------
Net cash provided by (used in) financing activities                        (3,064)              384
                                                                         --------          --------

Effect of exchange rate changes on cash and cash
equivalents                                                                    82               157
                                                                         --------          --------

Net change in cash and cash equivalents                                     5,953             6,373
Cash and cash equivalents at beginning of period                           24,099            31,099
                                                                         --------          --------
Cash and cash equivalents at end of period                               $ 30,052          $ 37,472
                                                                         ========          ========

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest                                                               $     15          $      5
  Income taxes, net of refunds                                           $     12          $   (500)

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2002 and March 31, 2003 and for the three and nine month periods ended March 31, 2002 and 2003 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                    2002                                                  2003
                             -------------------------------------------------      ---------------------------------------------
                               Net Income                                             Net Income
                                 (Loss)             Shares          Per Share           (Loss)            Shares        Per Share
                               (Numerator)       (Denominator)       Amount           (Numerator)      (Denominator)      Amount
                               -----------       -------------     ----------         -----------      -------------    ---------
Basic EPS:
Net income (loss)                $(1,877)                                               $1,326
                                 ========                                               ======
Weighted average shares
 outstanding                                         17,227                                               17,416
Basic earnings (loss) per
  share                                                              $(0.11)                                              $0.08
                                                                     =======                                              =====
Diluted EPS:
Net income (loss)                $(1,877)                                               $1,326
                                 ========                                               ======
Dilutive effect of
 stock options                                         --                                                    514
                                                    -------                                              -------
Weighted average shares
 outstanding                                         17,227                                                17,930
                                                     ======                                                ======
Diluted earnings (loss) per
  share                                                              $(0.11)                                              $0.07
                                                                     =======                                              =====




                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                    2002                                                  2003
                             -------------------------------------------------      ----------------------------------------------
                               Net Income                                             Net Income
                                 (Loss)             Shares          Per Share           (Loss)            Shares       Per Share
                               (Numerator)       (Denominator)       Amount           (Numerator)      (Denominator)     Amount
                               -----------       -------------     ----------         -----------      -------------   ---------

Basic EPS:
Net income (loss)                $(4,643)                                               $2,432
                                 ========                                               ======
Weighted average shares
 outstanding                                         17,535                                               17,333
Basic earnings (loss) per
  share                                                              $(0.26)                                              $0.14
                                                                     =======                                              =====
Diluted EPS:
Net income (loss)                $(4,643)                                               $2,432
                                 ========                                               ======
Dilutive effect of
 stock options                                           --                                                 352
                                                     -------                                              -----
Weighted average shares
 outstanding                                         17,535                                                17,685
                                                     ======                                                ======
Diluted earnings (loss) per
  share                                                              $(0.26)                                              $0.14
                                                                     =======                                              =====


      All outstanding stock options for the three and nine months ended March 31, 2002, representing an aggregate of 3,802,350 shares of common stock, and certain outstanding stock options for the three and nine months ended March 31, 2003, representing an aggregate of 2,561,972 and 2,807,427 shares of common stock, respectively, were excluded from the calculation of diluted earnings
(loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and nine months ended March 31, 2002 and 2003.

(3)  Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the three and nine months ended March 31, 2002 were insignificant. Realized gains for the nine months ended March 31, 2003 were $113,000, recognized in the first quarter of fiscal 2003. As of June 30, 2002 and March 31, 2003, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

(4)  Software License Installments Receivable

      The Company provides payment terms in excess of one year to some of its customers. For software license contracts with license terms of 15 years, the related payment term is generally 5 years. For software license contracts with license terms of 3 to 5 years, generally the related payments are due annually over the term. Software license installments receivable is discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the payment term. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer.

(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                    Useful             June 30,          March 31,
                                                     Life                2002              2003
                                                     ----                ----              ----

Computer equipment                                  2-5 years          $ 13,788          $ 12,069
Furniture, fixtures and office
  equipment                                         5 years               1,701             1,410
Leasehold improvements                              5-15 years            4,653             4,049
                                                                       --------          --------
                                                                         20,142            17,528
Less accumulated depreciation and
  amortization                                                          (13,707)          (12,673)
                                                                       --------          --------
Property and equipment, net                                            $  6,435          $  4,855
                                                                       ========          ========

      Depreciation and amortization expense on property and equipment was $1.0 million and $730,000 for the three months ended March 31, 2002 and 2003, respectively, and $3.0 million and $2.2 million for the nine months ended March 31, 2002 and 2003, respectively.

(6)   Non-Current Investments

      In June 1999, the Company invested $1,501,000 in Home Account Network ("HAN"), a privately-held, information technology company providing processing and Internet outsourcing to financial services companies. During fiscal 2000, Mobius provided an additional $750,000 to HAN in short term loans that were converted to preferred stock in May 2000. Mobius's total investment in HAN represented an ownership position of less than 5%. In the first quarter of fiscal 2001, Mobius provided an additional $281,000 as a short term loan to HAN.

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses had occurred. As a result, Mobius recorded impairment losses of $2.4 million through December 31, 2000.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares in exchange for its investment in HAN. Mobius sold a portion of these shares and realized a $150,000 gain in fiscal 2002. During the first quarter of fiscal 2003, Mobius sold its remaining shares of Intelidata, resulting in a realized gain of $113,000.

(7)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,      March 31,
                                                          2002          2003
                                                          ----          ----

      Accounts payable                                  $ 3,531       $ 1,668
      Compensation and related benefits                   6,746         8,222
      Facilities restructuring                            1,394           113
      Royalties payable                                   1,305           870
      Other                                               4,470         4,359
                                                        -------       -------

                                                        $17,446      $ 15,232
                                                        =======      ========

(8)  Treasury Stock

      Since the inception of the Company's stock repurchase program in December 2000 through October 2001, Mobius repurchased the entire 1,250,000 shares of its common stock authorized under the program for an aggregate cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions and the market price and trading volume of Mobius's common stock.

(9)  Stock Incentive Plan

      In January, February and March 1998, the Company granted an aggregate of 350,000, 370,000 and 53,000 stock options, respectively, to purchase Mobius's common stock under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on the dates of grant. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the Company's initial public offering in April 1998. As a result, the Company recognized stock compensation expense as follows (in thousands):


                                     Three Months ended         Nine Months ended
                                          March 31,                  March 31,
                                      2002         2003          2002          2003
                                      ----         ----          ----          ----

Sales and marketing                   $ 16         $  4           $ 68         $ 27
Research and development                 8            3             31           13
General and administrative               3          --               8            3
                                      ----         ----           ----         ----
Total                                 $ 27         $  7           $107         $ 43
                                      ====         ====           ====         ====


      Since the Company has recognized the entire adjustment, there will be no additional stock compensation expense relating to these 1998 option grants.

      The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The following table presents the effect on the Company's net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):


                                                          Three Months ended                 Nine Months ended
                                                               March 31,                         March 31,
                                                         2002            2003             2002             2003
                                                         ----            ----             ----             ----

Net income (loss), as reported                        $  (1,877)       $   1,326        $  (4,643)       $   2,432
Add: Stock-based compensation
       expense included in reported net
       income (loss), net of tax                             27                7              107               43

Less: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of tax                                         (284)            (341)          (1,112)            (946)
                                                      ---------        ---------        ---------        ---------

Pro forma net income (loss)                           $  (2,134)       $     992        $  (5,648)       $   1,529
                                                      =========        =========        =========        =========
Basic net income(loss) per share-
  as reported                                         $   (0.11)       $    0.08        $   (0.26)       $    0.14
Basic net income (loss) per share-
  pro forma                                           $   (0.12)       $    0.06        $   (0.32)       $    0.09
Diluted net income (loss) per share-
  as reported                                         $   (0.11)       $    0.07        $   (0.26)       $    0.14
Diluted net income (loss) per share-
  pro forma                                           $   (0.12)       $    0.06        $   (0.32)       $    0.09


 (10)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended March 31, 2002 and 2003 is as follows (in thousands):


                                                      Three Months ended             Nine Months ended
                                                          March 31,                       March 31,
                                                   2002             2003             2002            2003
                                                   ----             ----             ----            ----

Net income (loss)                                $(1,877)         $ 1,326          $(4,643)         $ 2,432
Unrealized marketable securities gain (loss)          (4)            --                 (3)             (99)
Unrealized translation gain(loss)                    (90)             (42)              81              157
                                                 -------          -------          -------          -------
Comprehensive income (loss)                      $(1,971)         $ 1,284          $(4,565)         $ 2,490
                                                 =======          =======          =======          =======


(11)  Commitments and Contingencies

      In compliance with the lease of the corporate headquarters, the Company's landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

(12) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in the three and nine months ended March 31, 2002 and 2003. Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California and is currently pursuing actions to enforce the judgment.

(13) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, during the second quarter of fiscal 2003, the Company recorded additional expenses of $78,000 associated with this new agreement.

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

      The balance of the facilities restructuring accrual and the transactions for the nine months ended March 31, 2003 are as follows (in thousands):

                                                Additions
                                                 Charged
                                      June 30,     to        Cash      March 31,
                                       2002      Expense    Payments     2003
                                       ----     --------    --------   --------

Rent and related
  facilities expenses                 $1,066      $  194     $1,147(1)   $  113
Other                                    328        --          328        --
                                      ------      ------     ------      ------
                                      $1,394      $  194     $1,475      $  113
                                      ======      ======     ======      ======

     (1) Includes a cash payment of $647,000 in connection with the release described above.

(14) Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.236 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company is obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. During the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. The Company will record such additional payment as goodwill.

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

  The following table reflects the unaudited pro forma combined results of operation of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the fiscal year for both periods presented (in thousands):

                                    Nine Months ended March 31,
                                        2002          2003
                                        ----          ----
Revenues                              $48,157        $61,075
Net income (loss)                     $(7,160)       $ 2,061
Basic and diluted earnings (loss)
  per share                           $ (0.41)       $  0.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended March 31, 2002 and 2003, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

      Mobius is a leading provider of total content management (TCM) software solutions that help enterprises manage and deliver enterprise content via the Web to employees, customers and partners. The highly scalable ViewDirect TCM repository is the foundation of an integrated suite of packaged software products that includes Web site, document and digital asset management; workflow and imaging; records management; cross-application audit and balancing; Internet presentment and payment; and enterprise report distribution. Since 1981, Mobius solutions have achieved industry-wide recognition for breadth of functionality, scalability and performance in high-demand environments that range from the desktop to the mainframe.

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

      Management believes that its significant judgments and estimates used in the preparation of Mobius's consolidated financial statements are influenced by the following critical accounting policies, among others:

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

      According to the SOP 97-2 guidelines, when the Company enters into a contract that includes both a software license and an obligation to provide maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determines the portion of the contract price attributable to maintenance (which, as per SOP 97-2, may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue is classified as deferred revenue with amounts extending beyond one-year reported as non-current deferred revenue.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                 Three months ended                Nine months ended
                                                      March 31,                         March 31,
                                                2002            2003              2002             2003
                                                ----            ----              ----             ----

Revenues:
  Software license                               34.9%          46.0%             37.8%            45.0%
  Maintenance                                    59.0           48.1              55.3             47.0
  Professional service and other                  6.1            5.9               6.9              8.0
                                              -------          -----             -----            -----
    Total revenues                              100.0          100.0             100.0            100.0

Cost of revenues:
  Software license                                1.5            2.1               1.4              1.4
  Maintenance                                     9.9            8.6               9.2              7.9
  Professional service and other                  5.9            5.8               6.6              7.8
                                              -------          -----             -----            -----
    Total costs of revenues                      17.3           16.5              17.2             17.1

Gross profit                                     82.7           83.5              82.8             82.9

Operating expenses:
  Sales and marketing                            60.9           43.6              59.8             43.4
  Research and development                       27.8           23.3              24.7             21.9
  General and administrative                     17.1           13.5              16.4             12.9
  Acquired in-process research
    and development                                --             --                --              1.5
  Facilities restructuring                         --             --                --              0.3
                                              -------          -----             -----            -----
    Total operating expenses                    105.8           80.4             100.9             80.0

Income (loss) from operations                   (23.1)           3.1             (18.1)             2.9

Interest income                                   2.2            2.1               2.9              1.9
Foreign currency transactions                      --            0.5                --              0.1
Other income (expense)                             --             --                --              0.2
                                              -------          -----             -----            -----
Income (loss) before income taxes               (20.9)           5.7             (15.2)             5.1

Provision for (benefit from) income
  taxes                                          (8.2)          (0.8)             (5.3)             1.1
                                              -------          -----             -----            -----

Net income (loss)                               (12.7)%          6.5%             (9.9)%            4.0%
                                              =======          =====             =====            =====


      Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Revenues.

o Total revenues increased 38.8% from $14.8 million in last year's quarter to $20.5 million in this quarter. Domestic revenues increased 44.8% from $12.7 million in last year's quarter to $18.4 million in this quarter. The increase in total revenues is primarily attributable to increases in software license and maintenance revenues. International revenues were $2.1 million in last year's quarter and in this quarter.

o Software license revenues increased 83.1% from $5.2 million in last year's quarter to $9.4 million in this quarter. Mobius believes this increase is attributable to factors including increased spending for Mobius products by existing and new Mobius customers, and that the quarter ended March 31, 2002 was negatively impacted by the difficult economic environment, which caused customers to defer information technology spending.

o Maintenance revenues increased 13.3% from $8.7 million in last year's quarter to $9.9 million in this quarter. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements.

o Professional service and other revenues increased 32.6% from $0.9 million in last year's quarter to $1.2 million in this quarter. The increase in professional service revenues resulted from Mobius dedicating additional resources to the development of the professional service business and Mobius entering into more professional service arrangements.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 97.7% from $218,000 in last year's quarter to $431,000 in this quarter, representing 4.2% and 4.6%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties. The increase in cost of software license revenues is consistent with the increase in license revenues.

o Cost of maintenance revenues consists primarily of personnel costs. The cost of maintenance revenues increased 21.2% from $1.5 million in last year's quarter to $1.8 million in this quarter, representing 16.8% and 17.9%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is attributable to higher personnel costs offset by reductions in certain operating costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 35.6% from $0.9 million in last year's quarter to $1.2 million in this quarter, representing 96.2% and 98.3%, respectively, of professional service and other revenues in those quarters. The cost of professional service and other revenues increased as the result of Mobius entering into additional professional service arrangements.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 0.6% from $9.0 million in last year's quarter to $8.9 million in this quarter, representing 60.9% and 43.6%, respectively, of total revenues in those quarters. Sales and marketing expenses decreased primarily due to lower personnel costs (reflecting lower headcount), lower rent costs, and lower professional fees, offset by increased commission and bonus costs as a result of increased license revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 16.4% from $4.1 million in last year's quarter to $4.8 million in this quarter, representing 27.8% and 23.3%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the Cytura Corp.("Cytura") asset acquisition and increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 9.5% from $2.5 million in last year's quarter to $2.8 million in this quarter, representing 17.1% and 13.5%, respectively, of total revenues in those quarters. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

Interest income; foreign currency transactions; interest expense.

      Interest income was $330,000 in last year's quarter and $426,000 in this quarter. The increase in interest income is attributable to higher interest from installment receivables offset by lower returns on investments. Foreign currency gains were $4,000 in last year's quarter and $112,000 in this quarter. During both quarters, interest expense was insignificant.

Benefit from income taxes.

      The benefit from income taxes was $1.2 million in last year's quarter compared with $166,000 in this quarter. This year's quarter included a $700,000 benefit resulting from the completion of prior years' tax audits. The benefit from taxes as a percentage of income/loss before taxes was 39.3% and (14.3)% for last year's quarter and this quarter, respectively. Excluding the $700,000 tax benefit, the provision for taxes as a percentage of income before taxes was 46.0% this quarter. The effective tax rates for the third quarter of fiscal 2002 and the third quarter of fiscal 2003 (excluding the $700,000 tax benefit) reflect the statutory tax provision (benefit) for the income (loss) in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses.

      Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2003

Revenues.

o Total revenues increased 29.4% from $47.0 million in the first nine months of fiscal 2002 to $60.8 million in the first nine months of fiscal 2003. Domestic revenues increased 33.5% from $39.4 million in the first nine months of fiscal 2002 to $52.6 million in the first nine months of fiscal 2003. International revenues increased 7.9% from $7.6 million in the first nine months of fiscal 2002 to $8.2 million in the first nine months of fiscal 2003. The increase in total revenues is attributable to increases in software license revenues, maintenance, professional service and other revenues.

o Software license revenues increased 54.4% from $17.7 million in the first nine months of fiscal 2002 to $27.4 million in the first nine months of fiscal 2003. Mobius believes this increase is attributable to factors including increased spending for Mobius products by existing and new Mobius customers, and that the nine months ended March 31, 2002 was negatively impacted by the difficult economic environment, which caused customers to defer information technology spending.

o Maintenance revenues increased 9.8% from $26.0 million in the first nine months of fiscal 2002 to $28.5 million in the first nine months of fiscal 2003. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements.

o Professional service and other revenues increased 49.8% from $3.3 million in the first nine months of fiscal 2002 to $4.9 million in the first nine months of fiscal 2003. The increase in professional service revenues resulted from Mobius dedicating additional resources to the development of the professional service business and Mobius entering into more professional service arrangements.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 29.8% from $657,000 in the first nine months of fiscal 2002 to $853,000 in the first nine months of fiscal 2003, representing 3.7% and 3.1%, respectively, of software license revenues in those periods. The increase is primarily attributable to higher royalties related to increased software license revenues that were subject to third-party royalties. This was partially offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense.

o Cost of maintenance revenues consists primarily of personnel costs. The cost of maintenance revenues increased 10.4% from $4.3 million in the first nine months of fiscal 2002 to $4.8 million in the first nine months of fiscal 2003, representing 16.6% and 16.7%, respectively, of maintenance revenues in those periods. The increase in cost is primarily attributable to higher personnel costs. The increase was offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense, and lower depreciation and printing costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 52.4% from $3.1 million in the first nine months of fiscal 2002 to $4.8 million in the first nine months of fiscal 2003, representing 96.1% and 97.8%, respectively, of professional service and other revenues in those periods. The cost of professional service and other revenues increased as the result of Mobius entering into additional professional service arrangements and dedicating more internal resources to developing this business.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance-based bonuses and travel and entertainment costs. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 6.2% from $28.1 million in the first nine months of fiscal 2002 to $26.3 million in the first nine months of fiscal 2003, representing 59.8% and 43.4%, respectively, of total revenues in those periods. The decrease in sales and marketing expenses is primarily attributable to lower personnel costs (reflecting lower headcount), lower professional fees, lower rent costs, and lower tradeshow costs, offset by increased commission and bonus costs as a result of increased license revenues, and an increase in bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. Research and development expenses increased 14.9% from $11.6 million in the first nine months of fiscal 2002 to $13.3 million in the first nine months of fiscal 2003, representing 24.7% and 21.9%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the Cytura asset acquisition and increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, network services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 2.3% from $7.7 million in the first nine months of fiscal 2002 to $7.9 million in the first nine months of fiscal 2003, representing 16.4% and 12.9%, respectively, of total revenues in those periods. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation.

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

o Facilities restructuring expenses of $194,000 in the second quarter of fiscal 2003 consist of an accrual for a loss on the Company's leases for two of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000 in the second quarter of fiscal 2003.

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

     As of March 31, 2003, the Company had $113,000 remaining in the facilities restructuring accrual.

Interest income; gain on investments; foreign currency transactions; interest expense.

      Interest income was $1.4 million in the first nine months of fiscal 2002 and $1.1 million in the first nine months of fiscal 2003. The decrease in interest income is primarily attributable to decreased returns on investments. Gain on investments of $113,000 during the first nine months of fiscal 2003 was the result of the sale of Mobius's remaining investment in Intelidata stock in the first quarter of fiscal 2003. Foreign currency gains were $12,000 in the first nine months of fiscal 2002 and $109,000 in the first nine months of fiscal 2003. During both nine month periods, interest expense was insignificant.

Provision for (benefit from) income taxes.

      The tax benefit for income taxes was $2.5 million in the first nine months of fiscal 2002 compared to a tax provision of $668,000 in the first nine months of fiscal 2003. The tax provision for the first nine months of fiscal 2003 includes a third-quarter tax benefit of $700,000 resulting from the completion of prior years' tax audits. The provision (benefit) for taxes as a percentage of income (loss) before taxes was (35.0)% and 21.5% for the first nine months of fiscal 2002 and the first nine months of fiscal 2003, respectively. Excluding the $700,000 tax benefit, the provision for taxes as a percentage of income before taxes was 44.1% for the first nine months of fiscal 2003. The effective tax rates for the first nine months of fiscal 2002 and the first nine months of fiscal 2003 (excluding the $700,000 tax benefit) reflect the statutory tax provision (benefit) for the income (loss) in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of March 31, 2003, Mobius had cash and cash equivalents of $37.5 million, an increase of $6.4 million from the $31.1 million held at June 30, 2002. In addition, Mobius held no marketable securities as of March 31, 2003, and $2.6 million of marketable securities as of June 30, 2002.

      Net cash provided by operating activities was $3.1 million in the first nine months of fiscal 2002 and $4.2 million in the first nine months of fiscal 2003. Mobius's primary sources of cash during the first nine months of fiscal 2003 were from decreased accounts receivable as a result of cash collections, increased deferred revenue and improved results of operations. These sources were offset by increased software license installment receivables and decreased accounts payable. Mobius's depreciation and amortization expense adjustment in operating activities decreased 24.2% from $3.2 million in the first nine months of fiscal 2002 to $2.4 million in the first nine months of fiscal 2003. Deferred revenue increased 20.8% from $20.6 million at June 30, 2002 to $24.9 million at March 31, 2003. Net accounts receivable decreased 34.1% from $16.0 million at June 30, 2002 to $10.5 million at March 31, 2003.

      Net short-term and long-term software license installments increased 77.7% from $10.3 million at June 30, 2002 to $18.4 million at March 31, 2003. This increase was due to a proportionately greater amount of current license revenues being financed by the Company.

      Cash provided by investing activities was $5.8 million in the first nine months of fiscal 2002 and $1.6 million in the first nine months of fiscal 2003. During the first nine months of fiscal 2002 and the first nine months of fiscal 2003, the Company sold marketable securities of $14.7 million and $2.5 million, respectively, and during the first nine months of fiscal 2002, the Company purchased marketable securities of $7.9 million.

      Cash used by financing activities was $3.1 million in the first nine months of fiscal 2002 versus cash provided by financing activities of $384,000 in the first nine months of fiscal 2003. In the first nine months of fiscal 2002, the cash was used to repurchase Mobius's common stock, offset by cash received for employee stock purchases and stock option exercises. In the first nine months of fiscal 2003, the cash was provided by employee stock purchases and stock option exercises.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of March 31, 2003, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                       Operating
Year Ended:                                             Leases
-----------                                            ---------

March 31, 2004                                          $2,624
March 31, 2005                                           2,142
March 31, 2006                                           2,023
March 31, 2007                                           1,718
March 31, 2008                                           1,554
Thereafter                                               1,862
                                                       -------
Total minimum lease payments                           $11,923
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

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura, a privately held company, for an aggregate of approximately $2.236 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company is obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. During the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. The Company will record such additional payment as goodwill.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also maintains a reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of March 31, 2002 and March 31, 2003, approximately 87% and 82%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection.

      Software license installment reserves have consistently been determined as a percentage of software license installments to provide for potential bankruptcies and contractual disputes. Customer balances for software license installments tend to be large due to the selling price of Mobius's products. Software license installment and accounts receivable reserves were $1.5 million and $1.4 million as of June 30, 2002 and March 31, 2003, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance billings, unbundled maintenance and license contracts. Total deferred revenues increased 20.8% from $20.6 million at June 30, 2002 to $24.9 million at March 31, 2003. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. Current deferred revenues totaled $21.2 million as of March 31, 2003.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this agreement was recognized in the three and nine months ended March 31, 2002 and 2003.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California and is currently pursuing actions to enforce the judgment.

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

      Mobius continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25," and accordingly no compensation expense has been recorded for stock-based compensation plans. Mobius has adopted the interim disclosure requirements of SFAS No. 148 in its third quarter fiscal 2003 interim financial statements, as disclosed in Note 9, Stock Incentive Plan.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. There were no disclosures required during the third quarter of fiscal 2003 and the Company does not expect the adoption of the measurement and recognition provisions of this interpretation to have a material impact on its financial position or results of operations.

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

      Mobius expects that the difficult global economy, as well as delays in information technology spending, may continue to impact future quarterly operating results and have an adverse effect on Mobius.

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

      Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for storage, retrieval and presentation software continues to develop and expand. Some of these companies are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers than Mobius. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have been unprofitable to date, and Mobius expects that achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will be able to successfully market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business internationally, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties of localizing products for international countries, lack of acceptance of localized products in international countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of international laws and economic instability. The recent outbreak of Severe Acute Respiratory Syndrome, or SARS, which has had particular impact in the Asia-Pacific region, could have a negative effect on the Company's sales activity. There can be no assurance that any or all of the foregoing factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results or financial condition.

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

Increased Investment in Professional Services

      In recent periods, Mobius has committed greater resources to grow its professional services business relating to the implementation of and training related to Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding the professional services business will not be greater than revenues generated therefrom.

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

Protection of Intellectual Property

      Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Although Mobius does not have any issued patents covering any aspect of its software products, it has two patent applications pending in the U.S. with corresponding international filings. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite Mobius's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that Mobius regards as proprietary. In addition, the laws of some countries do not protect Mobius's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Mobius's means of attempting to protect its proprietary rights will be adequate or that its competitors will not independently develop similar or competitive technology.

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

Dependence on Licensed Technology

      Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third party software could have a material adverse impact on Mobius's sales unless and until Mobius can replace the functionality provided by these products. In addition, to a certain extent, Mobius is dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on Mobius's business, operating results or financial condition.

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

      Mobius's success depends to a significant extent upon its senior management and certain other key employees of Mobius. The loss of the service of senior management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success also will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results or financial condition.

If the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed

      To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in or insufficient availability of telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively or efficiently support any growth in Internet usage that may occur, the Company's business may be harmed.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities in which Mobius invested in the past may have been subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. As of March 31, 2003, Mobius held no marketable securities.

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

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

      From time to time, Mobius is involved in litigation relating to claims arising from its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition.

Item 2. - Changes in Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

      Mobius held its Fiscal 2002 Annual Meeting of Stockholders on January 27, 2003. The matters submitted to a vote of stockholders were the election of three members of the Board of Directors to the class of directors whose terms expire at the Fiscal 2005 Annual Meeting of Stockholders (the "2005 Annual Meeting"), approval of an amendment to the Non-Employee Directors' 1998 Stock Option Plan (the "Plan") and the ratification of the appointment of Mobius's independent auditors.

      Mobius's stockholders elected Joseph J. Albracht, Robert H. Levitan and Arthur J. Marks to the Board of Directors, to hold office until the 2005 Annual Meeting and until their respective successors are duly elected and qualified. The results of the voting were as follows:

            Joseph J. Albracht
            ------------------

            Voted for         16,429,609
            Withheld             634,991

            Robert H. Levitan
            -----------------

            Voted for         16,429,609
            Withheld             634,991

            Arthur J. Marks
            ---------------

            Voted for         16,429,609
            Withheld             634,991


      Mobius's stockholders approved an amendment to the Plan to increase the maximum number of shares of Mobius's common stock available for issuance under the Plan from 250,000 to 500,000. The results of the voting were as follows:

            Voted for         15,731,550
            Against            1,319,319
            Abstained             13,731

      Mobius's stockholders ratified the appointment of PricewaterhouseCoopers LLP as Mobius's independent auditors for the fiscal year ending June 30, 2003. The results of the voting were as follows:

            Voted for         17,034,802
            Against               25,198
            Abstained              4,600


Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.    Description
            -----------    -----------

            3.1(1)         Form of Second Amended and Restated Certificate of
                           Incorporation of the Registrant
            3.2(1)         Form of Restated By-Laws of the Registrant
            4.1(1)         Specimen certificate representing the Common Stock
            10.4B          Amendment No. 2 to Mobius Management Systems, Inc.
                           Non-Employee Directors' 1998 Stock Option Plan
            99.1           CEO Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
            99.2           CFO Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

               (1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2003

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Peter E. Takiff
                                              --------------------------------
                                                  Peter E. Takiff
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

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


/s/ Mitchell Gross
--------------------------
Mitchell Gross
Chief Executive Officer
May 14, 2003

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

/s/ Peter E. Takiff
-------------------------
Peter E. Takiff
Chief Financial Officer
May 14, 2003

                                                                   Exhibit 10.4B



                               AMENDMENT NO. 2 TO
                         Mobius Management Systems, Inc.
                 Non-Employee Directors' 1998 Stock Option Plan


            Pursuant to Section 10 of the Mobius Management Systems, Inc. Non-Employee Directors' 1998 Stock Option Plan (the "Plan"), and in accordance with the resolutions of the Board of Directors of Mobius Management Systems, Inc. (the "Company") adopted as of December 6, 2002 and approved by the Company's stockholders on January 27, 2003, the first sentence of Section 3 of the Plan is amended to read as follows:


      "The total number of shares of common stock of the Company, par value $0.0001 per share ("Common Stock"), which may be transferred upon the exercise of options granted under the Plan shall not exceed 500,000 shares."