Form 10-K
period 2003-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2003-09-09
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark one)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes|x|   No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ||

      Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934: Yes | |
No |x|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, as reported on NASDAQ, was approximately $18.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 20, 2003, the Registrant had 17,555,328 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.

ITEM 1.     Business
ITEM 2.     Properties
ITEM 3.     Legal Proceedings
ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II.

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters
ITEM 6.     Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.     Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.    Controls and Procedures

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant
ITEM 11.    Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.    Certain Relationships and Related Transactions
ITEM 14     Principal Accountant Fees and Services

PART IV.

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

FORWARD-LOOKING STATEMENTS

      Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, technological change, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, extended payment risk, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, whether the Internet can accommodate continued growth and concerns about transaction security on the Internet. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" in Item 1 - Business. Forward-looking statements included in this annual report are based on information known to Mobius as of the date of this annual report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

      Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of integrated solutions for total content management ("TCM"). Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, Australia, Switzerland, Japan and the Benelux. Mobius's company headquarters are located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers mission- and business-critical content -- documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      The Company's ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both "human-created" content -- generated by desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content repositories, as well as products that support content-intensive applications including:

o     Web site, digital asset and document management;
o     business process management;
o     imaging;
o     Internet presentment and payment;
o     records management;
o     enterprise report distribution;

o     check image archive; and
o an audit and balancing facility that monitors the accuracy and consistency of enterprise data.

Industry Background

      It is estimated that there are billions of pages of content available on the Web alone, in addition to vast quantities of mission- and business-critical documents, reports, images and transactions that support internal operations. Organizations struggle to gather and deliver disparate content and deliver it in the necessary form for the appropriate audience. The challenge is compounded by the variety of documents and formats now used in day-to-day business operations. These include bills, statements, check images, report output, scanned forms, e-mail, transactions, policies, correspondence, Web elements, audio, video and more.

      This broad diversity of content is dispersed throughout the global enterprise in diverse content management applications, databases, e-mail applications, and file systems. As a result of mergers and acquisitions, departmental solutions, and home-grown applications, a typical global enterprise today has many separate applications that generate content for storage in multiple, dedicated repositories. When an employee needs all the information about a transaction or when a customer wants access to all the information about her account, this complex infrastructure makes retrieval difficult and time consuming.

      Mobius's ViewDirect(R) TCM suite of products for total content management addresses the critical, strategic imperative to integrate and manage this diverse content and make it available to employees, customers, partners and suppliers in support of e-business initiatives and internal operations. ViewDirect TCM comprises the following components:

o Content integration: via a single integrated repository or by direct access to multiple, disparate repositories;
o Web site management: enabling the creation, reviewing, staging, approval and publishing of content for Web sites as well as personalization;
o Document management and Web publishing: securely managing and organizing electronic documents, routing them, automating tasks and distributing them over the Web;
o Digital asset management: storing and retrieving rich media -- text, graphics, photos, video and audio;
o Imaging: support for high-volume image capture, storage, access and delivery;
o Business process management: a comprehensive solution for automating business processes that support both outward-facing e-business applications and internal operations;
o E-presentment and payment: facilities that support B2C and B2B bill, statement or invoice presentment and payment application;
o Enterprise report management: distributing reports from enterprise resource planning (ERP), customer relationship management (CRM) and other enterprise applications to users around the globe, each with different requirements and access authorizations;
o Check image archive: a complete repository-based system for managing and delivering check images and associated documents;
o Records management: a full life-cycle management capability for all electronic and non-electronic records, certified for U.S. Department of Defense ("DoD") 5015.2 standard, a set of basic requirements that recordkeeping systems must meet to be used by the military and other government organizations. DoD5015.2 is a widely accepted benchmark within the United States and is being adopted as a guideline for recordkeeping standards and policies throughout the world;
o Audit and balancing: monitoring data within and across business applications and platforms to ensure correctness and consistency.

            The ViewDirect(R) TCM architecture is scalable and open, supporting a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.

      Products

      Mobius's ViewDirect TCM suite manages enterprise content in its many forms and makes it available for many purposes. The suite includes products for storing, integrating, viewing and delivering content as well as specialized tools for automating business processes, accessing content across disparate repositories, building and maintaining Internet/intranet sites, and monitoring data for accuracy.

o The ViewDirect TCM repository is market-leading software for high-volume storage, high-speed indexed access and electronic distribution of enterprise information.
o ViewDirect(R) Total Content Integrator provides integrated access to multiple disparate repositories.
o ViewDirect(R) Contenuity(TM) is a comprehensive platform for Web site implementation and management, document and digital asset management and content publishing.
o WorkflowDirect(TM) is a Java-based business process platform for designing and building workflow applications that connect the enterprise with customers, partners and suppliers.
o ViewDirect-ABS is an audit and balancing system that reconciles data across applications and platforms, providing data integrity and quality control.
o Click-n-Done provides statement, bill and invoice e-presentment and payment.
o A set of viewing clients for Web browser-based searching and viewing (DocumentDirect(R) for the Internet, e-Search & View(TM)), as well as Windows-based tools (DocumentDirect(R), DocuAnalyzer(TM)) with powerful features for customized display and analyzing the data in documents.
o Options, interfaces and connectors provide integration interfaces to ERP and CRM systems, interfaces to scanning software and storage hardware, APIs and options for migrating and viewing stored content directly from different storage media.

Sales and Marketing

      The Company sells and markets its products primarily through a direct sales force located in 21 offices worldwide. These sales offices are located in the United States, Canada, the United Kingdom, France, Germany, Italy, Switzerland, Sweden, Belgium, the Netherlands, Australia, Japan and Singapore.

Customer Satisfaction

      Mobius provides twenty-four hour, seven-day-a-week customer support and product support services for all its products through support centers in the United States, the United Kingdom and Australia.

Research and Development

      The Company intends to continue to make substantial investments in research and development to maintain and enhance its product lines. The Company employs developers in Rye, NY and Orlando, FL, and utilizes subcontractors in India and the Ukraine. Mobius believes that its future success will, in large part, depend on its ability to maintain and improve current products and develop and acquire new products that meet the emerging needs of the marketplace. The Company's research and development efforts focus on designing and developing reliable and easy-to-use products. Mobius's product development cycle (from funding a product development project until the new product is shipped to the marketplace) is generally less than six months, which enables the Company to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. The Company divides its development team into groups delineated by product functionality and employs development tools to facilitate short development cycles for functional enhancements while maintaining product reliability.

Employees

      As of June 30, 2003, Mobius employed 417 people: 137 in Sales and Marketing; 38 in Professional Services; 59 in Customer Satisfaction; 120 in Research and Development; and 63 in General and Administrative. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

      No single customer accounted for 10% or more of consolidated revenues in fiscal years 2001, 2002 or 2003.

Competition

      The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. A description of the competitive environment in which the Company does business is set forth below under the heading "Factors Affecting Future Performance."

Intellectual Property

      Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius relies primarily on a combination of confidentiality agreements, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. A description of the risks involved in the protection of the Company's intellectual property is set forth below under the heading "Factors Affecting Future Performance."

Available Information

      The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our web site at www.mobius.com, by clicking on Investor Relations, then SEC Filings. These documents are provided as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission ("SEC"). Alternatively, you may access these reports at the SEC's Internet web site at www.sec.gov.

                      FACTORS AFFECTING FUTURE PERFORMANCE


Fluctuations in Period to Period Results; Seasonality; Uncertainty of Future Operating Results

      Mobius's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including mix of products, lengthy product sales cycles, general domestic and international economic conditions, demand for Mobius's products, changes in the level of operating expenses, introductions of new products and product enhancements by Mobius or its competitors and competitive conditions in the industry.

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

      Mobius's business has experienced and is expected to continue to experience significant seasonality, with revenues typically peaking primarily in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). These fluctuations are caused primarily by customer purchasing patterns and Mobius's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above.

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

Technological Change

      The market for Mobius's software products is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render Mobius's existing products obsolete and unmarketable. Mobius's future success will depend in part on its ability to enhance existing products, develop and introduce new products to meet diverse and evolving customer requirements, and keep pace with technological developments and emerging industry standards such as Web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that Mobius will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that Mobius will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements Mobius may introduce will achieve market acceptance.

Product Concentration

      To date, a substantial portion of Mobius's revenues have been attributable to the licensing and related maintenance service of its ViewDirect TCM suite of products. Mobius currently expects this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on Mobius's business, operating results and financial condition.

Competition

      The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Mobius believes that the most important competitive factors in the market for content management software are breadth of functionality, scalability, breadth of supported operating systems and content formats, vendor viability, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. Mobius currently encounters direct competition from a number of public and private companies including IBM Corp., FileNet Corporation, Documentum, Inc., BMC Software, Inc. and Quest Software, Inc.

      Some of our competitors are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers than Mobius. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. In addition, due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for content management software continues to develop and expand. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will be able to successfully market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business internationally including:

     o    unexpected changes in regulatory requirements;
     o    tariffs and other trade barriers;
     o costs and difficulties of localizing products for international countries;
     o    lack of acceptance of localized products in international countries;
     o    longer accounts receivable payment cycles;
     o    difficulties in managing international operations;
     o    potentially adverse tax consequences;
     o    restrictions on the repatriation of earnings;
     o    the burdens of complying with a wide variety of international laws;
          and
     o    economic instability.

There can be no assurance that any or all of the foregoing factors will not have a material adverse effect on Mobius's future international revenues and, consequently, on its business, operating results and financial condition.

      An increase in the value of the U.S. dollar relative to foreign currencies could make Mobius's products more expensive, and, therefore, potentially less competitive in those markets. To the extent that the U.S. dollar strengthens against foreign currencies in international markets in which Mobius maintains operations, its net assets that are denominated in such foreign currencies will be devalued, resulting in a foreign currency translation loss. For more information on Mobius's international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Expansion of Indirect Channels

      To date, sales through indirect sales channels have not been significant although Mobius continues to invest resources to develop these channels. Mobius's revenue growth in the future may be affected by its success in expanding existing and establishing additional relationships with strategic partners.

Increased Investment in Professional Services

      In recent periods, Mobius has committed greater resources to grow its professional services business relating to the implementation of and training related to Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. The Company has experienced negative gross margins related to this business in the last fiscal year. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding and operating the professional services business will not be greater than revenues generated therefrom.

Extended Payment Risk

      The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms, the related financing period is generally 3 to 5 years. During fiscal 2003, there was a 127% increase in software license installments receivable, reflecting a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that Mobius began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected.

      Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable and that ultimate collection is probable. There can be no assurances, however, that customers will not default under such financing arrangements. Any such default could have a material adverse effect on Mobius's business, operating results and financial condition.

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

Dependence on Licensed Technology

      Mobius relies on certain software and other information that it licenses from third parties, including software that is used to perform certain functions in its products. Although Mobius believes that there are alternatives for these products, any significant interruption in the availability of such third party software could have a material adverse impact on Mobius's sales unless and until Mobius can replace the functionality provided by these products. In addition, to a certain extent, Mobius is dependent upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that Mobius would be able to replace the functionality provided by the third party software currently offered in conjunction with its products in the event that such software becomes obsolete or incompatible with future versions of its products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on Mobius's business, operating results and financial condition.

Risk of Product Defects; Product Liability

      Software products as complex as those offered by Mobius frequently contain defects, especially when first introduced or when new versions are released. Although Mobius conducts extensive product testing, Mobius has in the past discovered software defects in certain of its new products and enhancements after their introduction. In the future, Mobius could lose, or delay recognition of, revenues as a result of software errors or defects. Mobius believes that its customers and potential customers are highly sensitive to defects in Mobius's software. Although Mobius's business has not been materially adversely affected by any such errors to date, there can be no assurance that, despite testing by Mobius and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Mobius's reputation, or increased service and warranty costs, any of which could have a material adverse effect on its business, operating results and financial condition.

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

Management of Growth; Dependence on Executive Management, Other Key Employees and Subcontractors

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

      Mobius's success depends to a significant extent upon its executive management and certain other key employees of Mobius. The loss of the service of executive management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success also will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results and financial condition.

      Mobius utilizes development subcontractors in India and the Ukraine. The loss of services of these subcontractors could have a material adverse effect on the Company's research and development.

If the Internet Cannot Accommodate Continued Growth, Mobius's Business Will Be Harmed.

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

Concerns about Transaction Security on the Internet May Hinder Mobius's Product Sales.

      A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Mobius's products rely on encryption and authentication technology some of which it has developed and some of which may be licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms Mobius's products use to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of Mobius's products, which could undermine future product sales.

ITEM 2. PROPERTIES

      Mobius is headquartered in Rye, New York, where it leases an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Sales operations are based in Chicago, Illinois. Mobius leases an aggregate of approximately 57,000 additional square feet of space domestically and internationally for its sales offices. Mobius believes that these facilities are adequate to meet its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2003.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Mobius's common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since its initial public offering on April 27, 1998. According to records of Mobius's transfer agent, Mobius had approximately 52 stockholders of record as of August 20, 2003. Because many of such shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of Mobius's common stock on the NASDAQ National Market for the periods indicated.

     Quarter ended:                            High        Low
     --------------                            ----        ---
     September 30, 2001                        $3.25      $1.78
     December 31, 2001                         $4.04      $2.00
     March 31, 2002                            $3.56      $2.15
     June 30, 2002                             $3.32      $2.00
     September 30, 2002                        $3.25      $1.88
     December 31, 2002                         $2.45      $1.70
     March 31, 2003                            $3.30      $2.30
     June 30, 2003                             $9.95      $2.89

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2003 are derived from the consolidated financial statements of Mobius. The financial statements for each of the years in the three-year period ended June 30, 2001 have been audited by KPMG LLP and the financial statements for each of the years in the two-year period ended June 30, 2003 have been audited by PricewaterhouseCoopers LLP. Both KPMG LLP and PricewaterhouseCoopers LLP are independent certified public accountants. The consolidated financial statements as of June 30, 2002 and 2003 and for each of the years in the three-year period ended June 30, 2003, and the reports thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.


                                                                                Years Ended June 30,
                                                           1999           2000           2001          2002           2003
                                                        --------------------------------------------------------------------
Consolidated Statement of Operations Data
  (in thousands, except per share data):
Revenues:
  Software license                                      $ 48,811       $ 31,018       $ 39,321       $ 28,026       $ 38,353
  Maintenance                                             23,901         27,785         33,174         34,776         38,448
  Professional service and other                           1,124          1,402          1,717          5,111          5,855
                                                        --------       --------       --------       --------       --------
          Total revenues                                  73,836         60,205         74,212         67,913         82,656
                                                        --------       --------       --------       --------       --------
Cost of revenues:
  Software license                                         1,223            946          1,219          1,128          1,146
  Maintenance                                              4,776          5,399          5,331          5,919          6,631
  Professional service and other                             235            671            817          5,035          5,934
                                                        --------       --------       --------       --------       --------
         Total cost of revenues                            6,234          7,016          7,367         12,082         13,711
                                                        --------       --------       --------       --------       --------
Gross profit                                              67,602         53,189         66,845         55,831         68,945
                                                        --------       --------       --------       --------       --------
Operating expenses (1):
  Sales and marketing                                     41,877         44,289         44,886         38,151         34,776
  Research and development                                10,674         14,823         16,267         15,741         18,025
  General and administrative                               9,409         12,086         10,460         10,380         10,838
  Acquired in-process research and development              --             --             --             --              910
  Facilities restructuring                                  --             --             --            1,394            194
                                                        --------       --------       --------       --------       --------
Total operating expenses                                  61,960         71,198         71,613         65,666         64,743
                                                        --------       --------       --------       --------       --------
Income (loss) from operations                              5,642        (18,009)        (4,768)        (9,835)         4,202
Interest income                                            2,920          2,930          2,689          1,674          1,532
Interest expense                                             (16)           (58)            (9)           (15)           (18)
Foreign currency transactions                               (191)            44            102             (5)           107
Other income                                                --             --              109            148            113
Investment impairments                                      --           (2,220)          (718)          --             --
                                                        --------       --------       --------       --------       --------
Income (loss) before income taxes                          8,355        (17,313)        (2,595)        (8,033)         5,936
Provision for (benefit from) income taxes                  4,057         (5,417)          (605)        (2,812)         1,860
                                                        --------       --------       --------       --------       --------
Net income (loss)                                       $  4,298       $(11,896)      $ (1,990)      $ (5,221)      $  4,076
                                                        ========       ========       ========       ========       ========

Basic earnings (loss) per share(2)                      $   0.24       $  (0.66)      $  (0.11)      $  (0.30)      $   0.23
Basic weighted average shares outstanding(2)              17,813         17,988         18,225         17,459         17,363
Diluted earnings (loss) per share(2)                    $   0.23       $  (0.66)      $  (0.11)      $  (0.30)      $   0.23
Diluted weighted average shares outstanding(2)            18,964         17,988         18,225         17,459         18,089
Consolidated Balance Sheet Data
  (in thousands):
Total assets                                            $ 89,201       $ 78,393       $ 75,515       $ 71,392       $ 81,818
Total long-term obligations                                7,612          3,698          1,398          1,406          5,560
Stockholders' equity                                      51,528         40,591         38,470         31,120         36,357

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 aggregating $1,046, $537, $277, $125 and $43, respectively.

(2) For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to the Company's fiscal years ended June 30, 2003 and June 30, 2002, respectively.

Overview

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers mission- and business-critical documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      The Company's ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both "human-created" content -- generated by desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content as well as products that support content-intensive applications including Web site, digital asset and document management; business process management; imaging; Internet presentment and payment; records management; enterprise report distribution; check image archive; and an audit and balancing facility that monitors the accuracy and consistency of enterprise data.

      The Company's total revenues decreased from $74.2 million in fiscal 2001 to $67.9 million in fiscal 2002 and increased to $82.7 million in fiscal 2003. Mobius derives its revenues from product licenses, related annual maintenance and professional services and other. This year, 46.4% of total revenues were generated from software licenses, 46.5% were generated from maintenance and 7.1% were generated from professional services and other. Mobius believes that the decrease in license revenue in fiscal 2002 was impacted by the global economic recession and the disappointing response of the Company's customers to sales and marketing initiatives. In an effort to improve its sales and marketing initiatives, the Company refocused its sales and marketing team under new leadership and implemented new productivity strategies. As a result, Mobius believes that license revenues increased in fiscal 2003 due to increased licensing of Mobius products by existing and new customers of the Company. In fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. The Company has entered into a significant number of license contracts having extended payment terms. If the level of software license revenues financed by installment receivable continues at the current rate, the Company's cash position is likely to be adversely affected.

      License revenues of ViewDirect and DocumentDirect products have historically accounted for a majority of the Company's license revenues and for a significant portion of total revenues. This year license revenues for these products accounted for approximately 87.7% of license revenues. Last year license revenues for these products accounted for approximately 90.1% of license revenues. The Company anticipates that, for the foreseeable future, license revenue from these products will continue to account for a significant portion of license and total revenues.

      Maintenance revenues increased from $33.2 million in fiscal 2001 to $34.8 million last year to $38.4 million this year due primarily to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. Maintenance revenue consists primarily of fees for customer support services and enhancements provided by the Company for its products. In fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and primarily 5% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Annual maintenance for Solution Packs is based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

      During the past two fiscal years, Mobius dedicated more resources to the development of the Company's professional service business and entered into more professional service arrangements. As a result, professional service and other revenue has increased from $1.7 million in fiscal 2001 to $5.1 million last year to $5.9 million this year. Other revenues in all years were not significant.

      International revenues increased this year to $12.0 million from $10.4 million last year. International revenues were $12.8 million in fiscal 2001. During fiscal 2002, Mobius believes that the economic recession and the disappointing response of its customers to sales and marketing initiatives contributed to Mobius selling fewer licenses of its products to new and existing international customers. During fiscal 2003, international revenues increased due primarily to the effect of the change in the exchange rates from the previous year. As a group, the Company's international subsidiaries have been unprofitable to date, and Mobius expects achieving profitability will continue to require significant management attention, increased revenues and financial resources. The majority of Mobius's current international revenues are derived from the operations of its wholly-owned subsidiaries and through agents. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius's control.

      Prior to fiscal 2001, losses at Mobius's international subsidiaries had not been consolidated for United States income tax purposes. Consequently, prior to fiscal 2001, the Company has experienced a reduced effective tax benefit versus the U.S. Federal statutory rate, as no tax benefit had been provided for the majority of international losses. During fiscal 2001, the Company made certain U.S. Federal income tax elections which allowed certain of these international tax losses to be included within its U.S. Federal consolidated income tax return. These elections, in part, have caused the Company's effective tax rate to approach the U.S. Federal statutory rate in fiscal 2002. In fiscal 2003, exclusive of certain tax benefits, the Company experienced an increased effective tax rate due to certain subsidiary losses that could not be consolidated for U.S. tax purposes and foreign tax liabilities of certain international subsidiaries for which no U.S. foreign tax credit was available. In the future, to the extent the Company is successful at bringing its international subsidiaries to profitability, the Company's effective tax rate could again exceed the U.S. Federal statutory rate depending on the availability of operating loss carryforwards in the profitable international jurisdictions and the operation of foreign tax credit limitations.

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

Revenue Recognition

      The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance and professional service revenues from renewable support and software enhancements (maintenance) and from consulting activities performed for license customers. Revenue from software license contracts includes fees related to licenses with terms generally of 5 or 15 years.

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Generally, Mobius's contracts include a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Accordingly, when the Company enters into a contract that includes both a software license and an obligation to provide maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determines the portion of the contract price attributable to maintenance (which may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue is classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. A portion of the discount is recognized as interest income over the term of the arrangement.

      Maintenance revenue is generally recognized ratably over the term of the support, typically 12 months. The unearned portion of maintenance revenue is classified as deferred revenue.

      Professional service revenue is recognized using the percentage of completion method of accounting. In accordance with this method, revenue from professional service contracts is recognized based on the percentage of costs incurred to date to the total estimated costs of the project. The financial reporting for these contracts depends on estimates, which are regularly assessed and subject to revision as the contract progresses to completion. When the current estimate of total contract costs indicates that a contract will result in a loss, a provision for the full loss is recognized.

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

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the availability of Mobius's software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:


                                                      Years Ended June 30,
                                                   2001       2002       2003
                                                  ----------------------------
Revenues:
  Software license                                 53.0%      41.3%      46.4%
  Maintenance                                      44.7       51.2       46.5
  Professional service and other                    2.3        7.5        7.1
                                                  -----      -----      -----
          Total revenues                          100.0      100.0      100.0
                                                  -----      -----      -----
Cost of revenues:
  Software license                                  1.6        1.7        1.4
  Maintenance                                       7.2        8.7        8.0
  Professional service and other                    1.1        7.4        7.2
                                                  -----      -----      -----
         Total cost of revenues                     9.9       17.8       16.6
                                                  -----      -----      -----
Gross profit                                       90.1       82.2       83.4
                                                  -----      -----      -----
Operating expenses:
  Sales and marketing                              60.5       56.2       42.1
  Research and development                         21.9       23.2       21.8
  General and administrative                       14.1       15.3       13.1
  Acquired in-process research
    and development                                  --         --        1.1
  Facilities restructuring                           --        2.0        0.2
                                                  -----      -----      -----
  Total operating expenses                         96.5       96.7       78.3
                                                  -----      -----      -----
Income (loss) from operations                      (6.4)     (14.5)       5.1
Interest income                                     3.6        2.5        1.8
Interest expense                                     --         --         --
Foreign currency transactions                       0.1         --        0.1
Other income                                        0.2        0.2        0.1
Investment impairments                             (1.0)        --         --
                                                  -----      -----      -----
Income (loss) before income taxes                  (3.5)     (11.8)       7.1
Provision for (benefit from) income
  taxes                                            (0.8)      (4.1)       2.2
                                                  -----      -----      -----
Net income (loss)                                  (2.7)%     (7.7)%      4.9%
                                                  =====      =====      =====


Year Ended June 30, 2001 Compared to Year Ended June 30, 2002 Compared to Year Ended June 30, 2003

Revenues

o Total revenues decreased 8.5% from $74.2 million in fiscal 2001 to $67.9 million in fiscal 2002 and increased 21.7% to $82.7 million in fiscal 2003. Domestic revenues decreased 6.4% from $61.4 million in fiscal 2001 to $57.5 million in fiscal 2002 and increased 23.0% to $70.7 million in fiscal 2003. International revenues decreased 18.4% from $12.8 million in fiscal 2001 to $10.4 million in fiscal 2002 and increased 14.6% to $12.0 million in fiscal 2003.

o Software license revenues decreased 28.7% from $39.3 million in fiscal 2001 to $28.0 million in fiscal 2002 and increased 36.8% to $38.4 million in fiscal 2003. For fiscal 2002, Mobius believes that the decrease in license revenues was impacted by the global economic recession and the disappointing response of its customers to sales and marketing initiatives. In an effort to improve its sales and marketing initiatives, the Company refocused its sales and marketing team under new leadership and implemented new productivity strategies. As a result, Mobius believes that license revenues increased in fiscal 2003 due to increased licensing of Mobius products by existing and new customers of the Company. In fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years.

o Maintenance revenues increased 4.8% from $33.2 million in fiscal 2001 to $34.8 million in fiscal 2002 and increased 10.6% to $38.4 million in fiscal 2003. The increases in maintenance and other revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. In fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and primarily 5% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Annual maintenance for Solution Packs is based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

o Professional service and other revenues increased 197.7% from $1.7 million in fiscal 2001 to $5.1 million in fiscal 2002 and increased 14.6% to $5.9 million in fiscal 2003. Professional service revenues have significantly increased over the past two fiscal years as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Other revenues for all years were not significant.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 7.5% from $1.2 million in fiscal 2001 to $1.1 million in fiscal 2002 and increased 1.6% to $1.2 million in fiscal 2003, representing 3.1%, 4.0% and 3.0%, respectively, of software license revenues in those years. The cost of software license revenues are a function of license sales which were subject to royalties. The increase is primarily attributable to higher royalties related to increased software license revenues that were subject to third-party royalties. In fiscal 2003, the increase was partially offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense.

o Cost of maintenance revenues consists primarily of personnel costs related to Customer Satisfaction. The cost of maintenance revenues increased 11.0% from $5.3 million in fiscal 2001 to $5.9 million in fiscal 2002 and increased 12.0% to $6.6 million in fiscal 2003, representing 16.1%, 17.0% and 17.2%, respectively, of maintenance revenues in those years. In fiscal 2002, the increase in cost of maintenance revenues was primarily attributable to increased staffing and personnel-related costs. In fiscal 2003, the increase in cost of maintenance revenues is primarily attributable to increased staffing and personnel-related costs and an increase in Customer Satisfaction expenses. This increase was partially offset by negotiating more favorable terms with respect to an existing royalty agreement, which terms included a decrease in current royalty rates and a credit for past royalty expense.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 516.3% from $817,000 in fiscal 2001 to $5.0 million in fiscal 2002 and increased 17.9% to $5.9 million in fiscal 2003, representing 47.6%, 98.5% and 101.3% respectively, of professional service and other revenues in those years. In fiscal 2002 and 2003, the cost of professional service and other revenues increased as the result of Mobius entering into more subcontractor arrangements. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating more internal resources, lower gross margins recognized on larger engagements and, to a lesser extent, the loss accrued on a contract. The cost of professional service and other revenue as a percentage of professional service and other revenues is also dependent on the level of revenues generated, since there are substantial fixed costs associated with the professional service operations.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, commissions, performance-based bonuses, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 15.0% from $44.9 million in fiscal 2001 to $38.2 million in fiscal 2002 and decreased 8.8% to $34.8 million in fiscal 2003, representing 60.5%, 56.2% and 42.1%, respectively, of total revenues in those years. The decrease in fiscal 2002 was primarily due to decreased commissions and bonus and consolidation of the Click-n-Done sales and marketing departments into Mobius's primary sales and marketing structures. In fiscal 2003, the decrease is primarily attributable to lower personnel costs (reflecting lower headcount), lower rent costs, lower professional fees, lower depreciation costs and lower food, travel and lodging expenses, offset by increased commission and bonus costs as a result of increased license revenues, and an increase in bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses decreased 3.2% from $16.3 million in fiscal 2001 to $15.7 million in fiscal 2002 and increased 14.5% to $18.0 million for fiscal 2003, representing 21.9%, 23.2% and 21.8%, respectively, of total revenues in those years. The decrease in fiscal 2002 was primarily attributable to a decrease in the cost of outside research subcontractors and a reduction in recruiting expenses due to cost savings initiatives offset by an increase in personnel costs. The increase in fiscal 2003 is primarily attributable to increased personnel costs arising from the acquisition of certain assets of Cytura Corp. ("Cytura") and increased subcontractor fees. For additional information on the Cytura asset acquisition, see the discussion included below in the section entitled, "Liquidity and Capital Resources." Research and development expenses as a percentage of total revenues fluctuate with the changes in development projects and annual revenues.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses decreased 0.8% from $10.5 million in fiscal 2001 to $10.4 million in fiscal 2002 and increased 4.4% to $10.8 million in fiscal 2003, representing 14.1%, 15.3% and 13.1%, respectively, of total revenues in those years. In fiscal 2002, the decrease was attributable to utilizing fewer professional services offset by an increase in personnel costs. The increase in fiscal 2003 is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation. General and administrative expenses as a percentage of total revenues fluctuate with the changes in general and administrative costs and annual revenues.

o Acquired in-process research and development expenses relate to the acquisition of the technology and certain other assets of Cytura, in which a portion of the purchase price was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects has not yet been achieved and Mobius believes such projects have no alternative future use, the acquired in-process research and development was expensed immediately. As a result, the Company recorded a charge of $910,000 in fiscal 2003. A valuation prepared by the Company using the discounted net cash flow method was utilized to value the acquired in-process research and development expenses.

o Facilities restructuring expenses consist of accruals for losses on the Company's leases for two of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000 associated with this new agreement.

     The Company recorded a facilities restructuring charge of $116,000 in fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned the space during fiscal 2003 and the Company believes that it is highly unlikely that it will be able to sublease this space for the remainder of the lease term.

     As of June 30, 2003, the Company had $112,000 remaining in the facilities restructuring accrual.

Interest income; gain on investment; foreign currency transactions; interest expense.

      Interest income was $2.7 million, $1.7 million and $1.5 million in fiscal 2001, 2002, and 2003, respectively. During fiscal 2002, license and other interest income decreased due to a decrease in interest rates and to a lesser extent a decrease in software license installment receivables. Gain on investments of $148,000 and $113,000 during the fiscal years 2002 and 2003, respectively, was the result of the sale of Mobius's investment in Intelidata stock. Foreign currency gains were $102,000 in fiscal 2001 and $107,000 in fiscal 2003, compared with losses of $5,000 in fiscal 2002. During fiscal 2001, 2002 and 2003 interest expense was insignificant.

Provision for (benefit from) income taxes.

      The tax benefit for income taxes was $605,000 in fiscal 2001 and $2.8 million in fiscal 2002 compared to a tax provision of $1.9 million in fiscal 2003. The tax provision for fiscal 2003 includes a tax benefit of $700,000 resulting from the completion in 2003 of prior years' tax audits. The provision (benefit) for taxes as a percentage of income (loss) before taxes was (23.3)%, (35.0)% and 31.3% for the fiscal years 2001, 2002 and 2003, respectively. Excluding the $700,000 tax benefit, the provision for taxes as a percentage of income before taxes was 43.1% for the fiscal year 2003. The effective tax rates for fiscal years 2001 and 2002 primarily reflect the statutory tax benefit for the loss in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses. The effective tax rate for fiscal 2003, excluding the $700,000 tax benefit, reflects the statutory tax provision for income in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses and by foreign taxes paid in certain jurisdictions for which no U.S. foreign tax credit is available.

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

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. As a result, Mobius recorded impairment losses of $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares in exchange for its investment in HAN. Mobius sold a portion of these shares and realized a $150,000 gain in fiscal 2002. During fiscal 2003, Mobius sold its remaining shares of Intelidata, resulting in a realized gain of $113,000.

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

Selected Quarterly Operating Results

      The following table presents certain unaudited consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2003. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.


                                                                            Quarters Ended
                                      Sept.30,     Dec. 31,   March 31,   June 30,     Sept.30,   Dec. 31,    March 31,   June 30,
                                        2001        2001        2002        2002         2002       2002        2003        2003
                                      --------    ---------   ---------   --------    ---------   ---------   ---------   --------
Revenues:
  Software license revenues           $  5,407    $  7,165    $  5,157    $ 10,297    $  7,756    $ 10,168    $  9,443    $ 10,986
  Maintenance                            8,588       8,679       8,732       8,777       9,190       9,461       9,890       9,907
  Professional services and other          583       1,761         908       1,859       1,968       1,701       1,204         982
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total revenues                          14,578      17,605      14,797      20,933      18,914      21,330      20,537      21,875
                                      --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenues:
  Software license revenues                234         205         218         471          88         334         431         293
  Maintenance                            1,292       1,565       1,465       1,597       1,482       1,515       1,775       1,859
  Professional service and other           683       1,569         873       1,910       1,985       1,595       1,184       1,170
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total cost of revenues                   2,209       3,339       2,556       3,978       3,555       3,444       3,390       3,322
                                      --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                            12,369      14,266      12,241      16,955      15,359      17,886      17,147      18,553
                                      --------    --------    --------    --------    --------    --------    --------    --------
Operating expenses (1):
  Sales and marketing                    9,288       9,783       9,007      10,073       8,573       8,820       8,954       8,429
  Research and development               3,744       3,745       4,118       4,134       4,067       4,470       4,795       4,693
  General and administrative             2,589       2,567       2,532       2,692       2,430       2,665       2,772       2,971
  Acquired in-process research
   and development                          --          --          --          --          --         910          --          --
  Facilities restructuring                  --          --          --       1,394          --         194          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total operating expenses                15,621      16,095      15,657      18,293      15,070      17,059      16,521      16,093
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations           (3,252)     (1,829)     (3,416)     (1,338)        289         827         626       2,460
Interest income                            539         487         330         318         326         391         426         389
Interest expense                            (5)          1         (11)       --            (3)         --          (4)        (11)
Foreign currency transactions                2           6           4         (17)         13         (16)        112          (2)
Other income                                --          --          --         148         113          --          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
  taxes                                 (2,716)     (1,335)     (3,093)       (889)        738       1,202        1160       2,836
Provision for (benefit from)
  income taxes                            (860)       (424)     (1,216)       (312)        354    $    480        (166)      1,192
                                      --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                     $ (1,856)   $   (911)   $ (1,877)   $   (577)   $    384    $    722    $  1,326    $  1,644
                                      ========    ========    ========    ========    ========    ========    ========    ========

Basic earnings (loss) per share       $  (0.10)   $  (0.05)   $  (0.11)   $  (0.03)   $   0.02    $   0.04    $   0.08    $   0.09
                                      ========    ========    ========    ========    ========    ========    ========    ========
Diluted earnings (loss) per share     $  (0.10)   $  (0.05)   $  (0.11)   $  (0.03)   $   0.02    $   0.04    $   0.07    $   0.09
                                      ========    ========    ========    ========    ========    ========    ========    ========

As a Percentage of Total Revenues
Revenues:
 Software license revenues                37.1%       40.7%       34.9%       49.2%       41.0%       47.7%       46.0%       50.2%
 Maintenance                              58.9        49.3        59.0        41.9        48.6        44.3        48.1        45.3
 Professional service and other            4.0        10.0         6.1         8.9        10.4         8.0         5.9         4.5
                                      --------    --------    --------    --------    --------    --------    --------    --------
  Total revenues                         100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0
                                      --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenues:
  Software license revenues                1.6         1.2         1.5         2.3         0.5         1.5         2.1         1.3
  Maintenance                              8.9         8.9         9.9         7.6         7.8         7.1         8.6         8.5
  Professional service and other           4.7         8.9         5.9         9.1        10.5         7.5         5.8         5.4
                                      --------    --------    --------    --------    --------    --------    --------    --------
    Total cost of revenues                15.2        19.0        17.3        19.0        18.8        16.1        16.5        15.2
                                      --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                              84.8        81.0        82.7        81.0        81.2        83.9        83.5        84.8
                                      --------    --------    --------    --------    --------    --------    --------    --------
Operating expenses (1):
  Sales and marketing                     63.7        55.5        60.9        48.1        45.3        41.3        43.6        38.5
  Research and development                25.7        21.3        27.8        19.7        21.5        21.0        23.3        21.5
  General and administrative              17.7        14.6        17.1        12.9        12.9        12.5        13.5        13.6
  Acquired in-process research
   and development                          --          --          --          --          --         4.3          --          --
  Facilities restructuring                 0.0         0.0         0.0         6.7          --         0.9          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total operating expenses                 107.1        91.4       105.8        87.4        79.7        80.0        80.4        73.6
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations            (22.3)      (10.4)      (23.1)       (6.4)        1.5         3.9         3.1        11.2
Interest income                            3.7         2.8         2.2         1.5         1.7         1.8         2.1         1.8
Interest expense                           0.0         0.0         0.0         0.0         0.0         0.0         0.0         0.0
Foreign currency transactions              0.0         0.0         0.0        (0.1)        0.1        (0.1)        0.5         0.0
Other income                               0.0         0.0         0.0         0.7         0.6         0.0         0.0         0.0
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
  taxes                                  (18.6)       (7.6)      (20.9)       (4.3)        3.9         5.6         5.7        13.0
Provision for (benefit from)
  income taxes                            (5.9)       (2.4)       (8.2)       (1.5)        1.9         2.2        (0.8)        5.5
                                      --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                        (12.7)%      (5.2)%     (12.7)%      (2.8)%       2.0%        3.4%        6.5%        7.5%
                                      ========    ========    ========    ========    ========    ========    ========    ========

     (1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO. Such stock compensation expense for the 8 quarters ended June 30, 2003 was $40,000, $40,000, $27,000, $18,000, $18,000, $18,000,
     $7,000, $0, respectively.

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including without limitation, fluctuations in period to period results, seasonality, uncertainty of future operating results, technological change, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, extended payment risk, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, whether the Internet can accommodate continued growth and concerns about transaction security on the Internet. License revenues typically peak primarily in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). These fluctuations are caused primarily by customer purchasing patterns and the Company's sales force incentive programs which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as the factors described above.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of June 30, 2003, Mobius had cash and cash equivalents of $37.3 million, an increase of $6.2 million from $31.1 million held at June 30, 2002. Mobius held marketable securities of $2.6 million as of June 30, 2002 and held no marketable securities as of June 30, 2003.

      Net cash provided by operating activities was $8.3 million, $2.2 million and $3.8 million in fiscal 2001, 2002 and 2003, respectively. During fiscal 2002 and 2003, Mobius's depreciation and amortization expense adjustment in operating activities was $4.1 million and $3.0 million, respectively. Mobius's sources of cash during fiscal 2002 were collections of software installments and an increase in deferred revenue, offset by an increase in accounts receivable. Mobius's sources of cash during fiscal 2003 were collections of accounts receivable and an increase in deferred revenue, offset by an increase in software license installments and a decrease in accounts payable and accrued expenses. Software license installments, which increased 127.1% from $10.3 million at June 30, 2002 to $23.5 million at June 30, 2003, represent payments due from customers for license fees that are paid over the term of the installment agreement. This increase was due to a proportionately greater amount of current license revenues being financed by the Company. For additional information, see the section entitled, "Software License Installments Receivable" below. Net accounts receivable decreased 33.9% from $16.0 million at June 30, 2002 to $10.6 million at June 30, 2003.

      Net cash used in investing activities was $5.2 million in fiscal 2001, compared to net cash provided by investing activities of $7.2 million and $1.4 million in fiscal 2002 and 2003, respectively. The decrease in cash provided by investing activities in fiscal 2003 as compared with fiscal 2002 was primarily attributable to the decrease in the net proceeds from the sale of marketable securities.

      For the years ended June 30, 2001, 2002 and 2003, cash of $4.2 million, $1.1 million and $1.2 million, respectively, was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements. Marketable securities of $23.4 million and $8.4 million were purchased and $23.3 million and $17.0 million of marketable securities were sold in fiscal 2001 and 2002, respectively. During fiscal 2003, no marketable securities were purchased and $2.5 million of marketable securities were sold. Mobius made an investment of $375,000 in Home Account Network during fiscal 2001. This investment is disclosed in detail in a separate section of Management's Discussion and Analysis and in Note 6 of the Consolidated Financial Statements.

      Net cash provided by financing activities was $147,000 in fiscal 2001, primarily due to the sale of Mobius's common stock through the employee stock purchase plan, offset by the cash used to repurchase Mobius's common stock. In fiscal 2002, net cash used in financing activities was $3.1 million, primarily due to cash used to repurchase Mobius's common stock pursuant to Mobius's stock repurchase program, offset by cash received for employee stock purchases and stock option exercises. In fiscal 2003, cash provided by financing activities of $672,000 was due to cash received from the exercise of stock options and sales of Mobius's common stock through the employee stock purchase plan.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of June 30, 2003, the future minimum lease payments for these operating leases is as follows (in thousands):

                                                  Operating
                                                   Leases
Year Ended:                                       ---------
-----------
June 30, 2004                                      $2,523
June 30, 2005                                       2,187
June 30, 2006                                       2,005
June 30, 2007                                       1,632
June 30, 2008                                       1,503
Thereafter                                          3,107
                                                  -------
Total minimum lease payments                      $12,957
                                                  =======

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a significant number of license contracts having extended payment terms. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected.

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura, a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company is obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. During the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. During the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also maintains a reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship or actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2002 and June 30, 2003, approximately 86% and 79%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $1.0 million and $819,000 at June 30, 2002 and June 30, 2003, respectively.

Software License Installments Receivable

      As of June 30, 2003, software license installments amounted to $23.5 million, an increase of 127% compared with the June 30, 2002 balance of $10.3 million. The increase reflects a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that the Company began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are ViewDirect TCM product bundles that offer customers technology solutions through application-based licensing with, generally, license terms of five years. The Company believes the practice of providing financing enhances our competitive position. Since payments are made over multiple reporting periods, software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis. Mobius provides financing to customers that meet our specified standards of creditworthiness. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 5% of total software license installments, and 70% of the total is comprised of customers with balances under $600,000. As of June 30, 2002 and 2003, software license installments reserves were $453,000 and $671,000, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance billings, unbundled maintenance and license contracts. Current and non-current deferred revenues increased 30.5% from $20.6 million at June 30, 2002 to $26.9 million at June 30, 2003. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of June 30, 2003, current deferred revenues totaled $21.3 million and non-current deferred revenues totaled $5.6 million. It is anticipated that current deferred revenues of $21.3 million will be recognized as revenues within the next twelve months.

Other Matters

      INFOPAC-Tapesaver: In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. For the year ended June 30, 2001, the Company recognized $450,000 of TapeSaver license revenue. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in fiscal 2002 and 2003.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California and is currently pursuing actions to enforce the judgment. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

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

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the Company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not and will not have any impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact to Mobius's ongoing results of operations, financial position and cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
 SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. The Company has evaluated the impact of SFAS 150 to determine the effect it may have on its consolidated results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities in which Mobius invested in the past may have been subject to market rate interest risk, where a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. As of June 30, 2003, Mobius held no marketable securities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Notes thereto are included in
Item 15(a)(1). Selected Quarterly Financial Data is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable due to disclosure included in Form 8-K filed on March 1, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are currently seven members of the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2003, 2004 and 2005 annual meeting of stockholders. Generally, Mobius directors are elected for three-year terms.

      The Board oversees the management of the Company on the stockholder's behalf. It reviews Mobius's long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius's business day to day, and evaluates his performance.

      Six of Mobius's seven directors are not Mobius employees. Only non-employee directors serve on Mobius's Audit and Compensation committees. The Board met six times during fiscal 2003. Each director attended all of the meetings of the Board held during their term, except Messrs. P. Gross, Levitan and Marks, who each attended five of the six meetings of the Board.

 DIRECTORS

      Set forth below are the names, ages, positions and certain other information concerning the current Directors of Mobius.

Mitchell Gross...........  Co-founder of Mobius. President since 1981 and
Age 53                     Chairman of the Board and Chief Executive Officer
Director since 1981        since 1996. Mr. Gross was an officer in the U.S.
                           Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and
                           Applied Science and an M.B.A. in finance from The
                           Wharton School at the University of Pennsylvania.

Joseph J. Albracht.......  Co-founder of Mobius. Executive Vice President and
Age 53                     Secretary from 1981 to 1999, Chief Operating
Director since 1981        Officer from 1996 to 1999 and Treasurer from 1981
                           to 1996. Holds a B.S. in operations research and an M.B.A. from Pennsylvania State University.

Gary G. Greenfield.......  Former Chief Executive Officer of Peregrine
Age 48                     Systems, Inc., a global provider of consolidated
Director since 1998        asset and service management software, from 2002
                           until 2003.(1) Formerly, President and Chief
                           Executive Officer of MERANT plc from 1998 to 2001.
                           Holds a B.S. from the U.S. Naval Academy, an M.S.
                           Administration from George Washington University and an M.B.A from Harvard Business School. Serves as a director of Hyperion Solutions, Peregrine
                           Systems, Inc., and Managed Objects and is Chairman of Intellitactics. Past Chairman of the Information
                           Technology Association and a member of the Norwood
                           School Board of Trustees.

Patrick W. Gross.........  Chairman of The Lovell Group, a private business
Age 59                     and technology advisory and investment firm.
Director Since 2002        Founder and former principal executive officer of
                           American Management Systems, Inc., an international business and technology consulting and systems integrations firm. Holds a B.S. in economics from Rensselear Polytechnic Institute, an M.S. in economics from the University of Michigan and an M.B.A from Stanford University. Serves as a director of Capital One Financial Corporation and
                           Computer Network Technology Corporation, both public companies, and several private companies.

Kenneth P. Kopelman......  Partner of Kramer Levin Naftalis & Frankel LLP(2),
Age 51                     a law firm in New York City. Attended Cornell
Director since 1997        University (A.B.) and the London School of
                           Economics and received his J.D. from Columbia
                           University School of Law. Serves as a director of Liz Claiborne, Inc.

Robert H. Levitan........  New media and technology entrepreneur, most
Age 42                     recently co-founder of Dotomi USA, a consumer media
Director since 2000        company, and an executive coach and marketing
                           consultant to AT&T Wireless Services, Inc., a wireless carrier. During 2002, a consultant to Pearson PLC. Co-founder and Chief Executive Officer of Flooz.com, Inc. from 1999 to 2001(3). Co-founder of iVillage.com, Inc. Holds a B.A. in history and public policy studies from Duke University. Serves as a director of New York Cares.

Arthur J. Marks..........  General Partner of Valhalla Partners, a venture
Age 58                     capital firm, and Chairman of the Mid-Atlantic
Director since 2002        Venture Association, a trade group for venture
                           funds. General Partner with New Enterprise
                           Associates, from 1984 to 2001. Formerly with General
                           Electric from 1975 to 1984 and Baxter-Travenol
                           Laboratories from 1971 to 1975. Holds a B.S. in industrial engineering from the University of Michigan and an M.B.A from Harvard Business School.
                           Serves as a director of Talk America.

(1) Peregrine Systems, Inc. filed for bankruptcy protection in September 2002 and emerged in August 2003.
(2) Kramer Levin has served as legal counsel to Mobius since the Company's founding in 1981.
(3)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.

INFORMATION CONCERNING EXECUTIVE OFFICERS

      Set forth below are the names, ages, positions and certain other information concerning the current Executive Officers of Mobius. Information regarding Mitchell Gross is provided above. Executive officers shall hold office until their successors have been duly elected and qualified or until their earlier resignation or removal.

Name                   Position
----                   --------

Mitchell Gross         Chairman of the Board, Chief Executive Officer and
Age 53                 President.

Michael J. Festa       Vice President, Sales (United States and Latin America)
Age 43                 since 2000. Joined Mobius in 1991 and served as
                       Area Director from 1998-2000 and Regional Manager from
                       1996-1997. Holds a B.B.A. in management from Iona
                       College.

David J. Gordon        Vice President, Finance and Treasurer since 2001. Interim
Age 47                 Chief Financial Officer from June 2000 until January
                       2002. Joined Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999.
                       Holds a B.A. in Accounting from Queens College N.Y.

Karry D. Kleeman (1)   Vice President, Sales (Europe, Middle East and Africa)
Age 41                 since 2003. Vice President, World Sales from 1999 until
                       2002. Joined Mobius in 1990 and served as Vice President,
                       Sales (North and South America) from 1997-1999, National
                       Sales Manager from 1995 to 1997 and Regional Manager from
                       1992 to 1995. Holds a B.A. in marketing from Elmhurst
                       College.

Robert H. Lawrence     Vice President, Product Engineering since 1992.  Joined
Age 51                 Mobius in 1985.  Holds a B.S. in physics from the
                       University of Massachusetts.

Peter E. Takiff (2)    Senior Vice President, Finance, and Chief Financial
Age 49                 Officer since he joined Mobius in January 2002.  Formerly
                       served as Chief Financial Officer of Flooz.com, Inc.(3) and Tommy Boy Music. Holds a B.S. in Accounting from New
                       York University and is a Certified Public Accountant.

Joseph G. Tinnerello   Senior Vice President, Sales and Marketing since July 1,
Age 46                 2002; previously, Senior Vice President, Marketing since
                       March 2002. Joined Mobius in 1990 and served as Vice
                       President, Sales from 1995 to 1997 and Vice President,
                       Business Development from 1998 to March 2002. Following a personal leave of absence, left Mobius from October 1997 through January 1998. From 1988 to 1989, Mr. Tinnerello served as a Regional Manager with Legent Software.

(1) Commenced six-month sabbatical on July 1, 2002 and returned on January 6, 2003.
(2) On July 23, 2003, Mobius announced that Mr. Takiff will be leaving the Company to pursue other interests. Mr. Takiff will remain with the Company in his current role until his successor has joined Mobius.
(3)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.

      There are no family relationships between any of the Company's directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, the Company believes that during the fiscal year ended June 30, 2003, there was compliance with all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders, except: due to administrative oversight, (A) the following directors did not timely report on Form 4 their annual receipt of 10,000 options automatically granted to them under the Company's stockholder approved Non-Employee Director's 1998 Stock Option Plan: Messrs. Albracht, Greenfield, P. Gross, Kopelman, Levitan and Marks; and (B) the following officers did not timely report on Form 4 their receipt of options granted to them under the Company's stockholder approved 1996 Stock Incentive Plan: grants of 20,000 options and 10,000 options to Mr. Festa; and a grant of 40,000 options to Mr. Tinnerello.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by Mobius's Chief Executive Officer and the four other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE


                                                              Annual Compensation(1)
                                                   ------------------------------------------
                                                                               Other Annual      All Other
Name and Principal Position                Year         Salary       Bonus     Compensation(2)  Compensation
---------------------------                ----         ------       -----     --------------   ------------

Mitchell Gross                             2003        $200,000     $189,000            --       $61,078(3)
  Chairman of the Board, Chief             2002         200,000       50,000            --        74,194(3)
  Executive Officer and President          2001         200,000      150,264            --        73,904(3)

Joseph G. Tinnerello                       2003         150,000      162,000      $198,000            --
  Senior Vice President, Sales and         2002         150,000          ---       206,250            --
  Marketing                                2001         150,000          231       189,750            --

Michael J. Festa                           2003         125,000           --       351,618            --
  Vice President, Sales (U.S. and          2002         125,000       30,078       213,405         3,950(4)
  Latin America)                           2001         125,000        7,016       257,698         3,468(4)

Karry D. Kleeman                           2003         270,305           --       146,926            --
  Vice President, Sales (Europe,           2002         125,000       30,078       260,531         4,324(4)
  Middle East and Africa)                  2001         125,000        4,140       311,818         4,069(4)

Peter E. Takiff                            2003         175,000      150,000            --            --
  Senior Vice President, Finance, and      2002          87,500       87,500            --            --
  Chief Financial Officer

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)  Consists of sales commissions and non-recoverable draws.
(3)  Includes premiums on insurance (2003- $28,027; 2002- $27,038; 2001-
     $27,419), car payments (2003- $8,500; 2002- $12,197; 2001- $13,031), tax preparation fees (2003- $17,913; 2002- $18,738; 2001- $18,307), sales incentive trip (2002- $8,592; 2001- $10,524) and miscellaneous (2003-
     $6,638; 2002- $7,629; 2001- $4,623) added to compensation. These amounts have been grossed up to include taxes.
(4) Includes sales incentive trip. The value of the trip has been grossed up to include taxes.

STOCK OPTIONS

      The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan to the Named Officers during fiscal year 2003. Named Officers not listed in the following table did not receive stock option grants under the Company's 1996 Stock Incentive Plan during fiscal year 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR


                           Individual Grants
---------------------------------------------------------------------------------------
                                                                                             Potential Realizable Value
                     Number of         % of Underlying                                       at Assumed Rates of Stock
                    Securities        Options Granted to                                    Appreciation for Option Term(2)
                 Underlying Options     Employees in     Exercise Price     Expiration      -------------------------------
   Name            Granted (#)(1)        Fiscal Year       ($/Share)           Date           5%($)           10%($)
   ----            --------------        -----------       ---------           ----           -----           ------
Joseph G.
Tinnerello             40,000                5.40%            $2.05           12/5/12         $51,569         $130,687
Michael J. Festa       20,000                2.70%            $2.05           12/5/12         $25,785         $65,344
                       10,000                1.35%            $2.41           1/8/13          $15,156         $38,409

         ------------------------
         (1) All options in this table have a maximum term of ten years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Mr. Tinnerello's options were granted on December 5, 2002, and Mr. Festa's options were granted on December 5, 2002 (20,000 options) and January 8, 2003 (10,000 options). The vesting of these options is 20% on the first anniversary of the grant date, and 5% of the remaining options will become exercisable every three months thereafter, until the options fully vest on the five-year anniversary of the grant date.
         (2) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast future appreciation of the Company's stock price.

OPTION EXERCISES AND HOLDINGS

      The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2003 and the unexercised options held by them as of the end of such year.


                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                      Number of Securities        Value of Unexercised
                        Shares        Value           Underlying Unexercised       in-the Money Options
                     Acquired on     Realized           Options at Fiscal              at Fiscal
      Name             Exercise       ($)(1)                Year-End                 Year-End ($)(1)
      ----             --------       ------                --------                 ---------------
                                                   Exercisable   Unexercisable   Exercisable    Unexercisable
                                                   -----------   -------------   -----------    -------------
Mitchell Gross            --          $  --            --              --        $     --        $     --
Joseph G. Tinnerello      --             --         282,500          42,500          73,400         231,800
Michael J. Festa          --             --          83,500          66,500         235,840         317,460
Karry D. Kleeman          --             --         340,000            --         1,460,300            --
Peter E. Takiff           --             --          42,500         127,500         193,800         581,400

         ------------------
         (1) Based on the closing sales price on the Nasdaq National Market of the Company's common stock on June 30, 2003 of $7.56.

DIRECTOR COMPENSATION

      Non-employee directors are each paid a $15,000 annual retainer fee for serving on the Board, payable quarterly in advance, and Audit Committee members receive an additional annual fee of $2,500. The fee for each Board meeting attended is $2,000 and the fee for each telephonic Board meeting attended is $500. The fee for each Committee meeting attended is $500, except that no fees are payable for Committee meetings held proximate to Board meetings. Board meeting fees are payable promptly after each meeting. Mr. Kopelman's fees are net of the amounts paid to Kramer Levin for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

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

      The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder and Board approval, the Audit Committee chooses the independent public accountants to audit Mobius's financial statements and reviews the scope, results and costs of the audit with such accountants. The Audit Committee also reviews the financial statements and accounting and control practices of Mobius. The Audit Committee consists of Messrs. Greenfield (Chair),
P. Gross and Levitan. The Audit Committee met six times during fiscal 2003. Mr. Greenfield attended all of the Audit Committee meetings, and Messrs. P. Gross and Levitan each attended five of the six Audit Committee meetings. As of July 21, 2003, the Board resolved to elect the Audit Committee to serve as the Company's Qualified Legal Compliance Committee ("QLCC"). The QLCC will be responsible for investigating reports, made by attorneys appearing and practicing before the SEC in the representation of the Company, of perceived material violations of law, breaches of fiduciary duty or similar violations by the Company or any of its agents.

      The Compensation Committee oversees compensation for Mobius's executives, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering Mobius's 1996 Stock Incentive Plan, Mobius's 1998 Employee Stock Purchase Plan and Mobius's 1998 Executive Incentive Plan. The Compensation Committee consists of Messrs. Levitan (Chair) and Albracht and effective July 21, 2003, Mr. Marks. The Compensation Committee met two times during fiscal 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of our Board's Compensation Committee are Messrs. Levitan (Chair) and Albracht, and effective July 21, 2003, Mr. Marks. No member of Mobius's Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of Mobius's Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

      Overview

      The Compensation Committee:

      (1) reviews and approves the compensation of the Chief Executive Officer; and

      (2) participates in recommendations to the full Board and senior management with respect to the administration of Mobius's stock compensation programs.

      Salary

      We base salary on the Chief Executive Officer's knowledge, skills and level of responsibility as well as the economic and business conditions affecting Mobius. Other factors we consider are:

      (1) competitive positioning (comparing Mobius's salary structure with salaries paid by other companies);

      (2)   Mobius's own business performance; and

      (3)   general economic factors.

      Annual Bonus

      We give the Chief Executive Officer an annual bonus to provide an incentive and reward for short-term financial success and long-term Company growth. Annual bonuses link compensation in significant part to Mobius's financial performance and are determined solely by the Compensation Committee.

      Compensation of the Chief Executive Officer

      Mr. Mitchell Gross is one of the founders of Mobius. He beneficially owns approximately 5,550,500 shares of common stock constituting approximately 31.7% of the total amount outstanding. Accordingly, his interest is aligned with the interest of the stockholders. Due to the significance of Mr. Gross's existing stock ownership, Mobius has not incorporated long-term stock incentives, such as restricted stock or stock options, into Mr. Gross's compensation package, which consists primarily of salary and bonus. The members of the Compensation Committee agreed to continue to pay Mr. Gross' $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and granted Mr. Gross a bonus attributable to his success in achieving revenue and net income goals during fiscal 2003.

      Stock Options

      We use stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. The stock options are priced at the market price of Mobius's common stock on the date of grant. The options are therefore linked to future performance of our stock because the options do not become valuable to the holder unless the price of our stock increases above the price on the date of grant. The number of stock options granted to an executive as a form of non-cash compensation is determined by the following factors:

      (1)   number of stock options previously granted to an executive;

      (2)   the executive's remaining options exercisable; and

      (3) the value of those remaining stock options, as compared to the anticipated value that an executive will add to Mobius in the future.

      Employee Stock Purchase Plan

      The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire Mobius's common stock with the opportunity to purchase shares with a convenient way of doing so by accumulated payroll deductions. We believe that employee participation in the ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

      Executive Incentive Plan

      The Executive Incentive Plan ("Incentive Plan") was established in fiscal 1998 and participation in the Incentive Plan is limited to those executives and key employees who, in the judgment of the Compensation Committee, are in a position to have a significant impact on the performance of Mobius. Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. To date, no awards have been made under the Incentive Plan.


                                        Robert H. Levitan (Chair)
                                        Joseph J. Albracht

STOCK PERFORMANCE CHART

      The following chart depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on June 30, 1998 in each of the common stock of Mobius, the Goldman Sachs Technology Composite Index (a published industry index), and the Nasdaq Composite (a broad market index). The Company paid no dividends during the periods shown.


                             June           June           June           June          June
                           30, 1999       30, 2000       29, 2001       28, 2002      30, 2003
                           --------      ----------     ----------     ---------     ---------

Mobius                   $    55.00      $    30.42     $    22.00     $   21.67     $   50.40
Goldman Sachs
Technology Composite
Index                        168.31          265.36         129.51         74.48         80.64
Nasdaq Composite             141.77          209.32         114.03         77.22         85.65

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the number of shares of Mobius common stock of each Named Officer, each non-employee director, and certain stockholders known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, owned as of August 20, 2003.

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      --------------------                                --------      -----

      Mitchell Gross (2)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ...........................    5,550,500      31.6%

      Joseph J. Albracht (3)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................    3,963,500      22.5%

      Kennedy Capital Management, Inc. (4)
      10829 Olive Blvd.
      St. Louis, Missouri 63141 .....................    1,853,700      10.6%

      Karry D. Kleeman (5)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     341,000       1.9%

      Joseph G. Tinnerello (6)
      c/o Mobius Management Systems, Inc.
      200 South Wacker Drive
      Chicago, Illinois 60606........................     293,350       1.6%

      Michael J. Festa (7)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      99,290         *

      Arthur J. Marks (8)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      62,125         *

      Kenneth P. Kopelman (9)
      c/o Kramer, Levin, Naftalis & Frankel LLP
      919 Third Avenue
      New York, New York 10022.......................      53,850         *

      Peter E. Takiff (10)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      59,500         *

      Gary G. Greenfield (11)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      50,481         *

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      --------------------                                --------      -----

      Robert H. Levitan (12)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      30,000         *

      Patrick W. Gross (12)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      30,000         *

      All Executive Officers and Directors
      As a group (13 persons) .......................    10,879,846     58.0%

      -------------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2) Includes 3,732,259 shares of common stock held by HARMIT, LP, of which Mitchell Gross is the general partner.
(3)   Includes 30,000 shares issuable pursuant to Currently Exercisable Options.
(4)   Information provided in Schedule 13G filed on May 2, 2003.
(5)   Includes 340,000 shares issuable pursuant to Currently Exercisable
      Options.
(6)   Includes 282,750 shares issuable pursuant to Currently Exercisable
      Options.
(7)   Includes 90,600 shares issuable pursuant to Currently Exercisable Options.
(8) Includes 11,484 shares of common stock held in trust for Mr. Marks' children. Mr. Marks disclaims beneficial ownership of such shares. Also includes 30,000 shares issuable pursuant to Currently Exercisable Options.
(9) Includes 1,500 shares of common stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children. Mr. Kopelman disclaims beneficial ownership of such shares. Also includes 2,350 shares of common stock held jointly by Mr. Kopelman and his wife, as well as 50,000 shares issuable pursuant to Currently Exercisable Options.
(10)  Includes 59,500 shares issuable pursuant to Currently Exercisable Options.
(11)  Includes 50,000 shares issuable pursuant to Currently Exercisable Options.
(12)  Includes 30,000 shares issuable pursuant to Currently Exercisable Options.

Equity Compensation Plan Information

       The following table provides information as of June 30, 2003 with respect to the shares of Mobius's common stock that may be issued under Mobius's existing equity compensation plans.


                             (a)                   (b)                       (c)
                          Number of                                 Number of securities
                       securities to be                           remaining available for
                         issued upon         Weighted-average       future issuance under
                         exercise of        exercise price of       equity compensation
                         outstanding           outstanding            plans (excluding
                      options, warrants     options, warrants      securities reflected in
   Plan category         and rights            and rights               column (a))
   -------------         ----------            ----------               -----------
Equity compensation
plans approved by
security holders (1)       4,078,050                $4.04                  321,875

Equity compensation
plans not approved
by security holders                -                    -                        -
                           ---------                -----                  -------
Total                      4,078,050                $4.04                  321,875
                           =========                =====                  =======

      (1) Consists of the 1996 Stock Incentive Plan and the Non-Employee Directors' 1998 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Relationship With Kramer Levin Naftalis & Frankel LLP

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during fiscal 2003 were approximately $787,000. Mobius believes that fees charged by Kramer Levin are at rates and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

      Relationship With Mr. Tinnerello

      On December 26, 1997, Mr. Joseph G. Tinnerello, presently Mobius's Senior Vice President, Sales and Marketing, agreed to return to Mobius effective January 15, 1998. Mr. Tinnerello had left Mobius's employment on October 1, 1997. On December 28, 1997, Mobius agreed to advance $160,000 to Mr. Tinnerello against future commissions. Such monies (net of applicable taxes) were used by Mr. Tinnerello to exercise options to purchase 80,000 shares of Common Stock. On January 15, 1998, Mobius granted Mr. Tinnerello options to purchase 180,000 shares of Common Stock in accordance with and on terms similar to, our standard hiring practices. Effective as of June 30, 2003, the Company has agreed to forego repayment of the advance or the crediting of the advance against future commissions. The advance was fully reserved during fiscal 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Not yet effective.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors of PricewaterhouseCoopers LLP
Independent Auditors' Report of KPMG LLP
Consolidated Balance Sheets as of June 30, 2002 and 2003
Consolidated Statements of Operations for the Years Ended June 30, 2001,
2002 and 2003
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the Years Ended June 30, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2002 and 2003
Notes to Consolidated Financial Statements


(a)(2)  Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves


(a)(3)  Index of Exhibits

         The list of exhibits required by this Item 15(a)(3) is set forth in the section entitled "Exhibits."


(b) Reports on Form 8-K

         On April 23, 2003, Mobius furnished a Form 8-K under Item 9, Regulation FD, to report that Mobius issued a press release announcing its preliminary financial results for the third quarter of fiscal 2003.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Mobius Management Systems, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                   PricewaterhouseCoopers LLP

July 24, 2003
Stamford, CT

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobius Management Systems, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Mobius Management Systems, Inc. and subsidiaries for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Mobius Management Systems, Inc. and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                  KPMG LLP

July 25, 2001
Stamford, CT

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)

                                                               June 30,
                                                        ------------------------
                                                          2002           2003
                                                        --------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 31,099       $ 37,315
   Marketable securities, at market value                  2,635             --
   Accounts receivable, net of allowance for
     doubtful accounts of $1,043 and $819,
     respectively                                         15,959         10,551
   Software license installments, current
     portion                                               6,862          8,017
   Other current assets                                    2,846          2,897
                                                        --------       --------
       Total current assets                               59,401         58,780
                                                        --------       --------

Software license installments, non-current
  portion, net of allowance for doubtful
  accounts of $453 and $671, respectively                  3,467         15,435

Property and equipment, net                                6,435          4,546
Deferred income taxes                                      1,423            328
Other assets                                                 666          2,729
                                                        --------       --------

       Total assets                                     $ 71,392       $ 81,818
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $ 17,446       $ 15,726
   Deferred revenue                                       19,182         21,306
   Deferred income taxes                                   2,238          2,869
                                                        --------       --------
        Total current liabilities                         38,866         39,901

Deferred revenue                                           1,406          5,560
                                                        --------       --------
        Total liabilities                                 40,272         45,461
                                                        --------       --------

Stockholders' equity:
   Common stock $.0001 par value; authorized
     40,000,000 shares; issued 22,568,198 and
     22,879,401 shares, respectively;
     outstanding 17,213,975 and 17,525,178
     shares, respectively                                      2              2
   Additional paid-in capital                             49,827         50,653
   Retained earnings (deficit)                            (2,610)         1,466
   Deferred stock compensation                               (43)            --
   Accumulated other comprehensive income                    (74)           218
   Treasury stock, at cost, 5,354,223 shares             (15,982)       (15,982)
                                                        --------       --------

   Total stockholders' equity                             31,120         36,357
                                                        --------       --------
Total liabilities and stockholders' equity              $ 71,392       $ 81,818
                                                        ========       ========

           See accompanying notes to consolidated financial statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                    Years Ended June 30,
                                                          --------------------------------------
                                                            2001           2002           2003
                                                          --------       --------       --------

Revenues:
   Software license                                       $ 39,321       $ 28,026       $ 38,353
   Maintenance                                              33,174         34,776         38,448
   Professional service and other                            1,717          5,111          5,855
                                                          --------       --------       --------
       Total revenues                                       74,212         67,913         82,656
                                                          --------       --------       --------

Cost of revenues:
   Software license                                          1,219          1,128          1,146
   Maintenance                                               5,331          5,919          6,631
   Professional service and other                              817          5,035          5,934
                                                          --------       --------       --------
      Total cost of revenues                                 7,367         12,082         13,711
                                                          --------       --------       --------

Gross profit                                                66,845         55,831         68,945
                                                          --------       --------       --------

Operating expenses:
   Sales and marketing                                      44,886         38,151         34,776
   Research and development                                 16,267         15,741         18,025
   General and administrative                               10,460         10,380         10,838
   Acquired in-process research and
     development                                                --             --            910
   Facilities restructuring                                     --          1,394            194
                                                          --------       --------       --------
      Total operating expenses                              71,613         65,666         64,743
                                                          --------       --------       --------

Income (loss) from operations                               (4,768)        (9,835)         4,202

Interest income                                              2,689          1,674          1,532
Interest expense                                                (9)           (15)           (18)
Foreign currency transactions                                  102             (5)           107
Other income                                                   109            148            113
Investment impairments                                        (718)            --             --
                                                          --------       --------       --------
Income (loss) before income taxes                           (2,595)        (8,033)         5,936

Provision for (benefit from) income taxes                     (605)        (2,812)         1,860
                                                          --------       --------       --------
Net income (loss)                                         $ (1,990)      $ (5,221)      $  4,076
                                                          ========       ========       ========

Basic earnings (loss) per share                           $  (0.11)      $  (0.30)      $   0.23
Basic weighted average shares outstanding                   18,225         17,459         17,363
Diluted earnings (loss) per share                         $  (0.11)      $  (0.30)      $   0.23
Diluted weighted average shares outstanding                 18,225         17,459         18,089


          See accompanying notes to consolidated financial statements.


                                     MOBIUS MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            (in thousands)


                                                                                             Accumulated
                                      Common Stock       Additional                             Other
                                      ------------        Paid-in   Retained    Deferred     Comprehensive
                                    Shares     Amount     Capital   Earnings   Compensation  Income (Loss)
                                    ------    -------    --------   --------   ------------  -------------

Balance at June 30, 2000            18,101    $      2   $ 48,831   $  4,601    $   (445)      $   (313)
Net loss                              --          --         --       (1,990)       --             --
Change in other comprehensive
  income (loss), net of tax           --          --         --         --          --             (565)
   Comprehensive loss
Stock options exercised                 25        --           38       --          --             --
Stock purchase plan shares issued      238        --          755       --          --             --
Stock repurchase program              (171)       --         --         --          --             --
Change in deferred compensation       --          --         --         --           277           --
                                   -------    --------   --------   --------    --------       --------
Balance at June 30, 2001            18,193           2     49,624      2,611        (168)          (878)
Net loss                              --          --         --       (5,221)       --             --
Change in other comprehensive
  income (loss), net of tax           --          --         --         --          --              804
   Comprehensive loss
Stock options exercised                 15        --           25       --          --             --
Stock purchase plan shares issued       85        --          178       --          --             --
Stock repurchase program            (1,079)       --         --         --          --             --
Change in deferred compensation       --          --         --         --           125           --
                                   -------    --------   --------   --------    --------       --------
Balance at June 30, 2002            17,214           2     49,827     (2,610)        (43)           (74)
Net income                            --          --         --        4,076        --             --
Change in other comprehensive
  income (loss), net of tax           --          --         --         --          --              292
   Comprehensive income
Stock options exercised                152        --          491       --          --             --
Stock purchase plan shares issued      160        --          335       --          --             --
Change in deferred compensation       --          --         --         --            43           --
                                   -------    --------   --------   --------    --------       --------
Balance at June 30, 2003            17,526    $      2   $ 50,653   $  1,466    $   --         $    218
                                   =======    ========   ========   ========    ========       ========

                                          Treasury Stock          Total
                                          --------------       Stockholders'
                                         Shares     Amount       Equity
                                         ------     ------     ------------

Balance at June 30, 2000                  4,104    $(12,085)    $ 40,591
Net loss                                   --          --         (1,990)
Change in other comprehensive
  income (loss), net of tax                --          --           (565)
                                                                --------
   Comprehensive loss                                             (2,555)
Stock options exercised                    --          --             38
Stock purchase plan shares issued          --          --            755
Stock repurchase program                    171        (636)        (636)
Change in deferred compensation            --          --            277
                                      ---------  ----------     --------
Balance at June 30, 2001                  4,275     (12,721)      38,470
Net loss                                   --          --         (5,221)
Change in other comprehensive
  income (loss), net of tax                --          --            804
                                                                --------
   Comprehensive loss                                             (4,417)
Stock options exercised                    --          --             25
Stock purchase plan shares issued          --          --            178
Stock repurchase program                  1,079      (3,261)      (3,261)
Change in deferred compensation            --          --            125
                                      ---------  ----------     --------
Balance at June 30, 2002                  5,354     (15,982)      31,120
Net income                                 --          --          4,076
Change in other comprehensive
  income (loss), net of tax                --          --            292
                                                                --------
   Comprehensive income                                            4,368
Stock options exercised                    --          --            491
Stock purchase plan shares issued          --          --            335
Change in deferred compensation            --          --             43
                                      ---------  ----------     --------
Balance at June 30, 2003                  5,354   $ (15,982)    $ 36,357
                                      =========   =========     ========

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended June 30,
                                                                 2001           2002           2003
                                                               ---------      ---------      --------

Cash flows provided by (used in) operating
  activities:
  Net income (loss)                                            $ (1,990)      $ (5,221)      $  4,076
                                                               --------       --------       --------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Deferred income taxes                                          (1,937)        (1,142)         1,726
  Depreciation and amortization                                   4,163          4,106          2,966
  Stock compensation expense                                        277            125             43
  Impairment of investment                                          718             --             --
  Loss on disposal of fixed assets                                  114             --             --
  Other                                                             (18)           120            279
Change in operating assets and liabilities:
  Accounts receivable, net                                        2,005         (3,107)         5,408
  Software license installments                                   3,295          4,204        (13,123)
  Other assets                                                    1,778         (1,121)        (2,290)
  Accounts payable and accrued expenses                             452          1,954         (1,566)
  Deferred revenue                                                 (514)         2,240          6,278
                                                               --------       --------       --------
   Total adjustments                                             10,333          7,379           (279)
                                                               --------       --------       --------
   Net cash provided by operating activities                      8,343          2,158          3,797
                                                               --------       --------       --------

Cash flows provided by (used in) investing activities:
  Purchase of marketable securities                             (23,430)        (8,418)            --
  Purchase of investments                                          (375)            --             --
  Sale of marketable securities                                  23,270         16,958          2,536
  Sale of fixed assets                                               62              8             --
  Capital expenditures                                           (4,245)        (1,141)        (1,180)
  Other investment                                                 (445)          (212)            --
                                                               --------       --------       --------
   Net cash provided by (used in) investing
     activities                                                  (5,163)         7,195          1,356
                                                               --------       --------       --------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                       35             19            341
  Cash received from employee stock purchase                        748            178            331
  Cash used for stock repurchase program                           (636)        (3,261)            --
                                                               --------       --------       --------
   Net cash provided by (used in) financing
     activities                                                     147         (3,064)           672
                                                               --------       --------       --------
Effect of exchange rate changes on
  cash and cash equivalents                                        (608)           711            391
                                                               --------       --------       --------
Net change in cash and cash equivalents                           2,719          7,000          6,216
Cash and cash equivalents at beginning of year                   21,380         24,099         31,099
                                                               --------       --------       --------
Cash and cash equivalents at end of year                       $ 24,099       $ 31,099       $ 37,315
                                                               ========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $      9       $     15       $     18
    Income taxes (refunds), net                                  (1,690)            21            250

          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

      Mobius Management Systems, Inc., together with its consolidated subsidiaries (the "Company"), is a leading provider of software solutions for total content management. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux.

(2)  Significant Accounting Policies

      Principles of Consolidation

      The Company and its subsidiaries are consolidated for financial statement purposes after the elimination of all significant intercompany accounts and transactions.

      Revenue Recognition

      The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance and professional service revenues from renewable support and software enhancements (maintenance) and from consulting activities performed for license customers. Revenue from software license contracts includes fees related to licenses with terms generally of 5 or 15 years.

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Generally, Mobius's contracts include a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Accordingly, when the Company enters into a contract that includes both a software license and an obligation to provide maintenance, the maintenance revenue is unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determines the portion of the contract price attributable to maintenance (which may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue is classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. A portion of the discount is recognized as interest income over the term of the arrangement.

      Maintenance revenue is generally recognized ratably over the term of the support, typically 12 months. The unearned portion of maintenance revenue is classified as deferred revenue.

      Professional service revenue is recognized using the percentage of completion method of accounting. In accordance with this method, revenue from professional service contracts is recognized based on the percentage of costs incurred to date to the total estimated costs of the project. The financial reporting for these contracts depends on estimates, which are regularly assessed and subject to revision as the contract progresses to completion. When the current estimate of total contract costs indicates that a contract will result in a loss, a provision for the full loss is recognized.

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

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the availability of Mobius's software has historically been short and, accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

      Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from two to fifteen years. Assets acquired under capital leases are depreciated on a straight-line basis over the asset's estimated life. Repairs and maintenance are expensed as incurred.

      Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

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

      Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 2001 and 2002 were insignificant. Realized gains for the year ended June 30, 2003 were $113,000. As of June 30, 2002 and 2003, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

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

      Earnings Per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. See Note 3, Earnings Per Share, for the EPS calculations for the fiscal years ended June 30, 2001, 2002 and 2003.

      Stock-Based Compensation

      The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). The Company applies the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123."

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


                                                                      Years Ended June 30,
                                                       ---------------------------------------------------
                                                          2001                 2002                2003
                                                       ---------            ----------           ---------

Net income (loss), as reported                         $  (1,990)           $  (5,221)           $   4,076
Add: Stock-based compensation expense
  included in reported net income (loss),
  net of tax                                                 277                  125                   43
Less: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of tax                                      (2,441)              (1,844)              (1,334)
                                                       ---------            ---------            ---------
Pro forma net income (loss)                            $  (4,154)           $  (6,940)           $   2,785
                                                       =========            =========            =========

Basic net income (loss) per share- as reported         $   (0.11)           $   (0.30)           $    0.23
Basic net income (loss) per share- pro forma           $   (0.23)           $   (0.40)           $    0.16
Diluted net income (loss) per share- as reported       $   (0.11)           $   (0.30)           $    0.23
Diluted net income (loss) per share- pro forma         $   (0.23)           $   (0.40)           $    0.15


      Additional disclosures required under SFAS 123 are presented in Note 11, Stock Option Plans.

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

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. It also requires that a guarantor recognize a liability, at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement and recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the Company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not and will not have any impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact to Mobius's ongoing results of operations, financial position and cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. The Company has evaluated the impact of SFAS 150 to determine the effect it may have on its consolidated results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

 (3) Earnings Per Share

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                     Years Ended June 30,
                                                                     --------------------
                                                   2001                                                 2002
                              ----------------------------------------------        ---------------------------------------------
                                Net Loss           Shares          Per Share         Net Loss           Shares          Per Share
                               (Numerator)      (Denominator)       Amount          (Numerator)      (Denominator)       Amount
                               -----------      -------------      ---------        -----------      -------------      ---------

Basic EPS:
Net loss                        $(1,990)                                             $(5,221)
                                ========                                             ========
Weighted average shares
 outstanding                                        18,225                                              17,459
Basic loss per share                                                $(0.11)                                              $(0.30)
                                                                    =======                                              =======
Diluted EPS:
Net loss                        $(1,990)                                             $(5,221)
                                ========                                             ========
Dilutive effect of
 stock options                                          --                                                  --
                                                    ------                                               ------
Weighted average shares
 outstanding                                        18,225                                               17,459
                                                    ======                                               ======
Diluted loss per share                                              $(0.11)                                              $(0.30)
                                                                    =======                                              =======



                                                   Year Ended June 10, 2003
                              -------------------------------------------------------------------
                                      Net Income                Shares                Per Share
                                      (Numerator)           (Denominator)              Amount
                                      -----------           -------------             ---------
Basic EPS:
Net income                               $4,076
                                         ======
Weighted average shares
 outstanding                                                    17,363
Basic earnings per share                                                                 $0.23
                                                                                         =====
Diluted EPS:
Net income                               $4,076
                                         ======
Dilutive effect of
 stock options                                                     726
                                                                ------

Weighted average shares
 outstanding                                                    18,089
                                                                ======
Diluted earnings per share                                                               $0.23
                                                                                         =====

      All outstanding stock options for the years ended June 30, 2001 and 2002, representing an aggregate of 3,061,150 and 3,764,350 shares, respectively, of common stock, and certain outstanding stock options for the year ended June 30, 2003, representing an aggregate of 1,453,356 shares of common stock, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the years ended June 30, 2001, 2002 and 2003.

(4)  Software License Installments

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the related term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. During the year ended June 30, 2003, the discount rate used for software license installments ranged between 3.1% and 7.4%. The discount is amortized to interest income using the interest method over the term of the financing.

      The present values of software license installments to be received after June 30, 2003 are as follows (in thousands):

      Year Ended:

      June 30, 2004                                               $9,249
      June 30, 2005                                                7,984
      June 30, 2006                                                5,063
      June 30, 2007                                                4,400
      June 30, 2008                                                  244
                                                                  ------
      Total minimum payments to be received                       26,940
      Less unearned/earned interest income                        (2,817)
      Less allowance for doubtful accounts                          (671)
                                                                  ------
      Present value of software license installments, net         23,452
      Less current portion, net                                   (8,017)
                                                                  ------
      Non-current portion, net                                   $15,435
                                                                 =======


(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                                           June 30,
                                                    Useful             ----------------
                                                     Life              2002        2003
                                                     ----              ----        ----

Computer equipment                                 2 - 5 years       $ 13,788    $  7,265
Furniture, fixtures and office equipment             5 years            1,701       1,437
Leasehold improvements                             5 - 15 years         4,653       4,026
                                                                     --------    --------
                                                                       20,142      12,728
Less accumulated depreciation and amortization                        (13,707)     (8,182)
                                                                     --------    --------
Property and equipment, net                                          $  6,435    $  4,546
                                                                     ========    ========

      Depreciation and amortization expense on property and equipment, including capital leases, was $4,133,000, $3,929,000 and $2,740,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

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

      Mobius regularly assessed the recoverability of the HAN investment and concluded that other than temporary impairment losses occurred. As a result, Mobius recorded impairment losses of $2.2 million and $218,000 for the years ended June 30, 2000 and 2001, respectively.

      In January 2001, HAN was purchased by Intelidata Technologies ("Intelidata"). As a result, during fiscal 2002, Mobius received Intelidata shares in exchange for its investment in HAN. Mobius sold a portion of these shares and realized a $150,000 gain in fiscal 2002. During fiscal 2003, Mobius sold its remaining shares of Intelidata, resulting in a realized gain of $113,000.

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

(7)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                                June 30,
                                                                --------
                                                             2002        2003
                                                             ----        ----

      Accounts payable                                     $ 3,531     $ 3,110
      Compensation and related benefits                      6,746       6,934
      Facilities restructuring                               1,394         112
      Royalties payable                                      1,305       1,025
      Other                                                  4,470       4,545
                                                             -----       -----
                                                           $17,446     $15,726
                                                           =======     =======
(8)  Income Taxes

      Income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

                                                 Years Ended June 30,
                                                 --------------------
                                              2001        2002        2003
                                              ----        ----        ----

Domestic income (loss)                     $  1,216     $(3,015)    $ 8,900
Foreign losses                               (3,811)     (5,018)     (2,964)
                                             ------      ------      ------

                                            $(2,595)    $(8,033)    $ 5,936
                                            =======     =======     =======

      The components of the provision for (benefit from) income taxes for the years ended June 30, 2001, 2002 and 2003 are as follows (in thousands):


                                                  Years Ended June 30,
           ------------------------------------------------------------------------------------------------------
                       2001                                 2002                                2003
           ------------------------------------------------------------------------------------------------------
           Current     Deferred     Total      Current     Deferred     Total      Current     Deferred    Total
           -------     --------     -----      -------     --------     -----      -------     --------    -----

Federal    $ 1,000     $(1,592)    $  (592)    $(1,613)    $  (777)    $(2,390)    $  (380)    $ 1,209    $   829
State          219        (345)       (126)       (103)       (365)       (468)         23         517        540
Foreign        113        --           113          46        --            46         491        --          491
           -------     -------     -------     -------     -------     -------     -------     -------    -------
           $ 1,332     $(1,937)    $  (605)    $(1,670)    $(1,142)    $(2,812)    $   134     $ 1,726    $ 1,860
           =======     =======     =======     =======     =======     =======     =======     =======    =======


      The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 2001, 2002 and 2003 (in thousands):


                                                              Years Ended June 30,
                                                              --------------------
                                                          2001         2002         2003
                                                          ----         ----         ----

Expected federal statutory corporate rate              $  (882)      $(2,731)     $ 2,018
State income taxes, net of Federal benefit                 (78)         (309)         356
Foreign taxes                                              113            46          491
Losses of international subsidiaries for which
  no benefit has been recognized                           208           304          582
Research credit                                           --            (200)        (389)
Reversal of previously accrued taxes                      --            --           (700)
Extraterritorial income exclusion                         (112)         (126)        (212)
Other                                                      146           204         (286)
                                                       -------       -------      -------
Total income tax provision (benefit)                   $  (605)      $(2,812)     $ 1,860
                                                       =======       =======      =======

Pre-Tax Income (Loss)                                  $(2,595)      $(8,033)     $ 5,936
                                                       =======       =======      =======

Effective Tax Rate                                       (23.3)%       (35.0)%       31.3%
                                                       =======       =======      =======

      In March of 2003, the Internal Revenue Service (IRS) closed its examination of the Company's tax return for the year ended June 30, 2000. As a result of the completion of the audit, the Company reversed previously accrued taxes, reducing the tax provision for the third quarter of fiscal 2003 by $700,000.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                June 30,
                                                                --------
                                                             2002       2003
                                                             ----       ----

Deferred tax assets:
  Accounts receivable, principally due
    to allowance for doubtful accounts                      $   571    $  527
  Domestic net operating loss carryforwards                     253     1,611
  Foreign net operating loss carryforwards                    4,679     5,797
  Depreciation and amortization                                 473       524
  Restructuring charge                                          538        37
  AMT tax credit                                                309       309
  Research and development credit carryforwards               1,482     1,872
  Capital loss carryforwards                                  1,077     1,077
  Other                                                          53       105
                                                             ------    ------
                                                              9,435    11,859
Valuation allowance                                          (6,497)   (6,874)
                                                             ------    ------
  Net deferred tax assets                                     2,938     4,985
Deferred tax liabilities:
  Software license installments                               3,701     7,465
  Other                                                          52        61
                                                             ------   -------
Net deferred tax liability                                   $  815   $ 2,541
                                                             ======   =======

      The valuation allowance increased by $2.5 million for the year ended June 30, 2002 primarily due to the uncertainty regarding the realization of net operating losses incurred by certain international subsidiaries and limitations imposed by the tax laws on the Company's ability to realize the benefit of the capital loss carryforwards. The valuation allowance increased by $377,000 for the year ended June 30, 2003 primarily due to the uncertainty regarding the realization of net operating losses incurred by certain international subsidiaries offset by a reduction in valuation allowances related to research and development credit carryforwards. The Company will reduce the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized.

      As of June 30, 2003 the Company had net operating loss carryforwards, for federal income tax purposes, of approximately $4.2 million which expire, if unused, in the year 2023. The Company also has $17.2 million in foreign net operating loss carryforwards as of June 30, 2003. The carryforward period of these losses varies by jurisdictions; some begin to expire in fiscal 2004 and others extend indefinitely.

      As of June 30, 2002 and 2003, the Company had capital loss carryforwards of approximately $2.8 million for each year. These capital loss carryforwards will expire, if unused, in fiscal 2006 and 2007, respectively.

(9)   Preferred Stock

      The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2002 and 2003.

(10)  Treasury Stock

      Since the inception of the Company's stock repurchase program in December 2000 through October 2001, Mobius repurchased the entire 1,250,000 shares or its common stock authorized under the program for an aggregate cost of approximately $3.9 million. The number of shares repurchased and timing of purchases were based on a variety of factors, including general market conditions and the market price and trading volume of Mobius's common stock.

(11)  Stock Option Plans

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

      Non-Employee Directors' 1998 Stock Option Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the Non-Employee Directors' 1998 Stock Option Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to provide an incentive to the Company's non-employee directors to serve on the Board of Directors and to maintain and enhance the Company's long-term performance. The Directors' Plan provides for the issuance of a total of 500,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by the Company for purposes of the Directors' Plan.

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

                                    * * *

      Total stock option activity during the periods indicated was as follows:

                                                              Weighted
                                                               Average
                                                Number of     Exercise
                                                 Shares         Price
                                                 ------         -----


Balance at June 30, 2000                       2,684,150          $6.19
    Granted                                      826,750           3.04
    Exercised                                    (24,650)          1.29
    Forfeited                                   (416,100)          6.86
    Expired                                           --             --
                                               ---------
Balance at June 30, 2001                       3,070,150           5.29
    Granted                                    1,051,500           2.71
    Exercised                                    (15,500)          1.25
    Forfeited                                   (344,300)          8.48
    Expired                                           --             --
                                               ---------
Balance at June 30, 2002                       3,761,850           4.30
    Granted                                      740,475           2.32
    Exercised                                   (152,225)          2.24
    Forfeited                                   (272,050)          3.87
    Expired                                           --             --
                                               ---------
Balance at June 30, 2003                       4,078,050          $4.04
                                               =========


      The following table summarizes information about the stock option plans:


                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
---------------------------------------------------------   ------------------------
                      Number       Weighted      Weighted       Number      Weighted
                   Outstanding      Average      Average     Exercisable     Average
    Range of          as of       Contractual    Exercise       as of       Exercise
 Exercise Prices   June 30,2003      Life         Price     June 30, 2003     Price
 ---------------   ------------      ----         -----     -------------     -----
  $1.25 - $1.25       557,000        3.35         $ 1.25        557,000      $ 1.25
  $1.81 - $2.10       444,700        8.83         $ 1.92         57,475      $ 1.98
  $2.15 - $2.41       411,825        9.27         $ 2.38         41,425      $ 2.32



  $2.48 - $2.80       495,625        8.49         $ 2.74        153,750      $ 2.72
  $2.81 - $2.98       104,100        9.59         $ 2.90         60,850      $ 2.89
  $3.00 - $3.00       556,125        7.67         $ 3.00        216,250      $ 3.00
  $3.10 - $4.25       412,675        6.97         $ 3.80        288,050      $ 3.79
  $4.50 - $6.94       484,500        4.85         $ 6.07        434,225      $ 6.11
 $7.00 - $11.00       562,500        4.95         $ 9.85        546,350      $ 9.91
 $11.25 - $15.00       49,000        5.41         $11.89         48,250      $11.84
                    ---------                                 ---------
 $1.25 - $15.00     4,078,050        6.71         $ 4.04      2,403,625      $ 4.94
                    =========                                 =========

      As of June 30, 2003, there were 321,875 shares available for grant under the Plan and no shares available for grant under the Directors' Plan. As of June 30, 2002 and 2003, there were 2,055,428 and 2,403,625 options exercisable, respectively.

      In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $277,000, $125,000 and $43,000 for the years ended June 30, 2001, 2002 and 2003, respectively. Such compensation expense is included within sales and marketing of $193,000, $80,000 and 27,000, research and development of $67,000, $36,000 and 13,000 and general and administrative expenses of $17,000, $9,000 and $3,000 for the years ended June 30, 2001, 2002 and 2003, respectively. Since the Company has recognized the entire adjustment, there will be no additional stock compensation expense relating to these 1998 option grants.

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 2001, 2002 and 2003 was $2.95, $2.60 and $1.51 on the date of grant, respectively. Grants during the years ended June 30, 2001, 2002 and 2003 assumed 343%, 116% and 110% of volatility, expected dividend yield of 0.0% and an expected life of 3.2 years, 3.2 years and 3.4 years, respectively. The assumed risk free interest rate on the date of grants was 5.0%, 4.1% and 2.8% in fiscal years 2001, 2002 and 2003, respectively.

(12)  1998 Employee Stock Purchase Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,150,000 shares. During fiscal 2001, 2002 and 2003; 238,563, 84,573 and 158,978 shares were issued under the ESPP, respectively. As of June 30, 2003, 154,729 shares are reserved for issuance and there were 459,345 remaining shares available to purchase under this plan.

(13)  Employee Savings Plan and Executive Incentive Plan

      In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 2001, 2002 and 2003.

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

      Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. For the years ended June 30, 2001, 2002 and 2003, no awards were made under the Incentive Plan.

(14)  Comprehensive Income (Loss)

      Comprehensive income (loss) for the years ended June 30, 2001, 2002 and 2003 is as follows:


                                                        Year ended June 30,
                                                  -----------------------------
                                                    2001        2002      2003
                                                    ----        ----      ----

Net income (loss)                                 $(1,990)    $(5,221)   $4,076
Unrealized marketable securities gain (loss)           43          94       (99)
Unrealized translation gain (loss)                   (608)        710       391
                                                ---------   ---------  --------
Comprehensive income (loss), net of tax           $(2,555)    $(4,417)   $4,368
                                                =========   =========  ========

(15)  Related Party Transactions

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during the years ended June 30, 2001, 2002 and 2003 were approximately $456,000, $635,000 and $787,000, respectively.

(16)  Lease Commitments

      The Company has operating leases for its office facilities which expire on various dates through fiscal 2010 and provide for escalation and additional payments relating to operating expenses.

      The following is a schedule of future minimum lease payments for operating leases as of June 30, 2003 (in thousands):

                                                              Operating
                                                               Leases
                                                               ------
Year Ended:

June 30, 2004                                                 $ 2,523
June 30, 2005                                                   2,187
June 30, 2006                                                   2,005
June 30, 2007                                                   1,632
June 30, 2008                                                   1,503
Thereafter                                                      3,107
                                                              -------

Total minimum lease payments                                  $12,957
                                                              =======

      Rental expense for all operating leases was approximately $3.5 million, $3.5 million and $2.8 million for the years ended June 30, 2001, 2002 and 2003, respectively.

      In compliance with the lease of the corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit, which is included in other assets.

(17)  Segment and Geographic Information

      The Company operates in one principal business segment across domestic and international markets. No foreign country accounted for more than 10% of revenue or 10% of identifiable assets in any of the periods presented.


                                           United
                                           States      International(a)Eliminations       Total
                                           ------      ----------------------------       -----

Year Ended June 30, 2001:
Revenue:
  From external customers(b)              $61,415         $12,797        $    --         $74,212
  Between geographic areas(c)               3,133              --         (3,133)             --
                                          -------         -------        -------         -------
Total revenue                             $64,548         $12,797        $(3,133)        $74,212
                                          =======         =======        =======         =======

Long-lived assets                         $14,589         $ 1,846        $    --         $16,435
                                          =======         =======        =======         =======

Year Ended June 30, 2002:
Revenue:
  From external customers(b)              $57,474         $10,439        $    --         $67,913
  Between geographic areas(c)               2,848              --         (2,848)             --
                                          -------         -------        -------         -------
Total revenue                             $60,322         $10,439        $(2,848)        $67,913
                                          =======         =======        -------         =======

Long-lived assets                         $10,416         $ 1,575        $    --         $11,991
                                          =======         =======        =======         =======

Year Ended June 30, 2003:
Revenue:
  From external customers(b)              $70,689         $11,967        $    --         $82,656
  Between geographic areas(c)               3,323              --         (3,323)             --
                                          -------         -------        -------         -------
Total revenue                             $74,012         $11,967        $(3,323)        $82,656
                                          =======         =======        =======         =======

Long-lived assets                         $20,202         $ 2,035        $    --         $22,237
                                          =======         =======        =======         =======


(a) The Company operates wholly-owned subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, Switzerland, Australia, Japan and the Benelux. Includes international agent sales.

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents royalties from international subsidiaries. Royalties from international subsidiaries are a percentage of the license and maintenance fees paid by customers to such international subsidiaries.

(18) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. For the year ended June 30, 2001, the Company recognized $450,000 of TapeSaver license revenue. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in fiscal 2002 and 2003.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of

$381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California and is currently pursuing actions to enforce the judgment. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

(19) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000 associated with this new agreement.

      The Company recorded a facilities restructuring charge of $116,000 in fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned the space during fiscal 2003 and the Company believes that it is highly unlikely that it will be able to sublease this space for the remainder of the lease term.

      The balance of the facilities restructuring accrual and the transactions for the fiscal year ended June 30, 2003 are as follows (in thousands):

                                      Additions
                            June 30,   Charged      Cash         June 30,
                             2002     to Expense   Payments        2003
                             ----     ----------   --------        ----

  Rent and related
    facilities expenses     $ 1,066     $ 194       $ 1,148*       $112
  Other                         328         -           328           -
                            -------     -----       -------        ----
                            $ 1,394     $ 194       $ 1,476        $112
                            =======     =====       =======        ====

* Includes a cash payment of $647,000 in connection with the release described above.

(20) Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Company is obligated to pay Cytura up to an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the common stock of Mobius equals or exceeds a specified amount during any 30-day period in the thirteen months following the Closing Date. During the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. During the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount.

      The purchase price for the Contenuity Software and the other Cytura assets, adjusted for the additional payment of $800,000, has been allocated to assets acquired and liabilities assumed based on their fair values at the Closing Date, as follows (in thousands):


Property and equipment                                         $   249
Other current assets                                                27
Other non-current assets                                         2,136
Acquired in-process research and
  development                                                      910
                                                               -------
Purchase price                                                 $ 3,322
                                                               =======

      Other non-current assets consist of completed technology of $900,000 and goodwill of $1,236,000. Property and equipment is being amortized on a comparable basis for similar property and equipment. Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. Accordingly, during fiscal 2003, the Company had amortized $180,000 of the completed technology, and will amortize $240,000 in each of the fiscal years 2004, 2005 and 2006. The Company utilized the discounted net cash flow method to value the acquired in-process research and development which had not reached the working model stage and had no alternative future use. Accordingly, an operating expense of $910,000 was taken in fiscal 2003.

      The following table reflects the unaudited pro forma combined results of operation of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the fiscal year for both periods presented (in thousands):

                                            Year ended June 30,
                                            -------------------
                                            2002            2003
                                            ----            ----
Revenues                                   $69,191        $82,950
Net income (loss)                          $(8,578)       $ 3,705
Basic earnings (loss) per share            $ (0.49)         $0.21
Diluted earnings (loss) per share          $ (0.49)         $0.20

         Report of Independent Auditors on Financial Statement Schedule
         --------------------------------------------------------------

To the Board of Directors of
Mobius Management Systems, Inc.:

Our audit of the consolidated financial statements referred to in our report dated July 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the years ended June 30, 2003 and 2002 listed in Item 15(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Stamford, CT
July 24, 2003





                                                                     SCHEDULE II

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                Additions
                                    Balance at  charged to             Balance
                                    beginning   costs and              at end
Description                         of period   expenses  Deductions  of period
-----------                         ---------   --------  ----------  ---------

Year ended June 30, 2001:
Deductions from asset account:
  Allowance for doubtful accounts    $1,727        316      (593)       $1,450
Year ended June 30, 2002:
Deductions from asset account:
  Allowance for doubtful accounts    $1,450        330      (284)       $1,496
Year ended June 30, 2003:
Deductions from asset account:
  Allowance for doubtful accounts    $1,496        960      (966)       $1,490


      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

15(a)(3) Exhibits
-----------------

Exhibit       No. Description
-------       ---------------

3.1(1)    --  Form of Second Amended and Restated Certificate of Incorporation
              of the Registrant.
3.2(1)    --  Form of Restated By-Laws of the Registrant.
4.1(1)    --  Specimen certificate representing the Common Stock.
10.1(1)   --  Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2(1)   --  Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
              Incentive Plan.*
10.3(1)   --  Mobius Management Systems, Inc. 1998 Employee Stock Purchase
              Plan.*
10.4(1)   --  Mobius Management Systems, Inc. Non-Employee Directors' 1998 Stock
              Option Plan.*
10.4A(2)  --  Amendment No. 1 to Mobius Management Systems, Inc. Non-Employee
              Directors' 1998 Stock Option Plan.*
10.4B(7)  --  Amendment No. 2 to Mobius Management Systems, Inc. Non-Employee
              Directors' 1998 Stock Option Plan.*
10.5(1)   --  Mobius Management System, Inc. 1998 Executive Incentive Plan.*
10.6(1)   --  Form of Grantee Option Agreement.*
10.7(1)   --  Lease dated December 4, 1997 by and between Old Boston Post Road
              Associates LLC and the Registrant.
10.8(1)   --  Lease dated February 14, 1983 by and between American National
              Bank and Trust Company of Chicago and the Registrant.
10.9(3)   --  Sublease dated January 5, 1999 by and between Fluor Daniel, Inc.
              and the Registrant.
10.10(1)  --  Stock Purchase Agreement dated as of May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.11(1)  --  Stockholders' Agreement dated as of May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.12(1)  --  Registration Rights Agreement dated May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.13(1)  --  Severance Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.14(1)  --  Option Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.15(1)  --  Letter Agreement, dated as of December 28, 1997 between the
              Registrant and Joseph Tinnerello.*
10.16(1)  --  Stockholder Agreement, dated as of December 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.17(1)  --  Software Assets Purchase Agreement dated as of December 10, 1990 among the Registrant, Compucept of Nevada and Software Assist
              Corporation.
10.18(1)  --  OEM Agreement between the Registrant and CDP Communications, Inc.
              dated as of October 15, 1993.
10.19(1)  --  Source Code License and Amendment to OEM Agreement between the
              Registrant and CDP Communications Inc. dated as of August 12,
              1997.
10.20(1)  --  Amendment #1 to License and Amendment to OEM Agreement between the
              Registrant and CDP Communications, Inc. dated November 21, 1997.
10.21(4)  --  Lease Modification Agreement dated July 12, 1999 by and between
              Old Boston Post Road Associates LLC and the Registrant.
10.22(5)  --  Amendment #1 to Mobius Management Systems, Inc. 1998 Employee
              Stock Purchase Plan.*
10.23(6)  --  Amendment #2 to Mobius Management Systems, Inc. 1998 Employee
              Stock Purchase Plan.*
10.24(8)  --  Asset Purchase and Sale Agreement, dated as of October 11, 2002, by and between Cytura Corp. and certain shareholders of Cytura
              Corp., on the one hand, and MMS Acquisition I LLC, on the other hand.
21.1      --  Subsidiaries of the Registrant.
23.1      --  Consent of Independent Accountants.

23.2      --  Independent Auditors' Consent.
31.1      --  CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley
              Act of 2002.
31.2      --  CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley
              Act of 2002.
32.1      --  CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
32.2      --  CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

*     Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference.

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

(7) Filed as Exhibit No. 10.4B to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(8) Filed as Exhibit No. 10.26 to Mobius Management Systems, Inc.'s Current Report on Form 8-K filed on October 17, 2002 and incorporated herein by reference.

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

                                          Date: September 9, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                      Title(s)                   Date
        ----------                      --------                   ----

   /s/ Mitchell Gross         Chairman of the Board, Chief    September 9, 2003
   ------------------------   Executive Officer, President
        Mitchell Gross        and Director
                              (Principal Executive Officer)

    /s/ Peter E. Takiff       Chief Financial Officer         September 9, 2003
    -----------------------   (Principal Financial
        Peter E. Takiff       and Accounting Officer)

    /s/ Joseph J. Albracht    Director                        September 9, 2003
    -----------------------
        Joseph J. Albracht

    /s/ Robert H. Levitan     Director                        September 9, 2003
    -----------------------
        Robert H. Levitan

    /s/ Arthur J. Marks       Director                        September 9, 2003
    -----------------------
        Arthur J. Marks

    /s/ Kenneth P. Kopelman   Director                        September 9, 2003
    -----------------------
        Kenneth P. Kopelman

    /s/ Gary G. Greenfield    Director                        September 9, 2003
    -----------------------
        Gary G. Greenfield

    /s/ Patrick W. Gross      Director                        September 9, 2003
    -----------------------
        Patrick W. Gross