Form 10-Q
period 2003-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2003-11-13
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         (Mark one)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:          YES  |X|    NO  ||

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934):
YES  | |    NO  |X|

      Number of shares outstanding of the issuer's common stock as of November 10, 2003

                Class                           Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 17,924,181

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2003 and September 30, 2003

               Consolidated Statements of Operations
                Three months ended September 30, 2002 and 2003

               Consolidated Statements of Stockholders' Equity
                Three months ended September 30, 2003

               Consolidated Statements of Cash Flows
                Three months ended September 30, 2002 and 2003

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)

                                                                June 30,      September 30,
                                                                 2003            2003
                                                               --------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $ 37,315        $ 35,132
  Accounts receivable, net of allowances of $819 and
    $901, respectively                                           10,551          10,840
  Software license installments, current portion                  8,017          10,471
  Other current assets                                            2,897           3,364
                                                               --------        --------
        Total current assets                                     58,780          59,807

Software license installments, net of allowance for
  doubtful accounts of $671 and $700, respectively               15,435          20,055
Property and equipment, net                                       4,546           4,424
Deferred income taxes, non-current                                  328              72
Other non-current assets                                          2,729           2,738
                                                               --------        --------
        Total assets                                           $ 81,818        $ 87,096
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $ 15,726        $ 15,227
  Deferred revenues                                              21,306          24,086
  Deferred income taxes                                           2,869           3,781
                                                               --------        --------
        Total current liabilities                                39,901          43,094

Deferred revenues                                                 5,560           5,383
                                                               --------        --------
        Total liabilities                                        45,461          48,477
                                                               --------        --------

Stockholders' equity:
  Common stock, $.0001 par value; authorized
    40,000,000 shares; issued 22,879,401 and
    22,929,726 shares, respectively; outstanding
    17,525,178 and 17,575,503 shares, respectively                    2               2
  Additional paid-in capital                                     50,653          50,785
  Retained earnings                                               1,466           3,502
  Accumulated other comprehensive income                            218             312
  Treasury stock, at cost, 5,354,223 shares                     (15,982)        (15,982)
                                                               --------        --------
        Total stockholders' equity                               36,357          38,619
                                                               --------        --------

Total liabilities and stockholders' equity                     $ 81,818        $ 87,096
                                                               ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                 Three months ended
                                                   September 30,
                                                 2002         2003
                                               --------     --------

Revenues:
  Software license                             $  7,756     $ 12,501
  Maintenance                                     9,190       10,002
  Professional service and other                  1,968          908
                                               --------     --------
    Total revenues                               18,914       23,411
                                               --------     --------

Cost of revenues:
  Software license                                   88          335
  Maintenance                                     1,482        1,694
  Professional service and other                  1,985        1,062
                                               --------     --------
    Total cost of revenues                        3,555        3,091
                                               --------     --------

Gross profit                                     15,359       20,320
                                               --------     --------

Operating expenses:
  Sales and marketing                             8,573        9,433
  Research and development                        4,067        5,003
  General and administrative                      2,430        2,810
                                               --------     --------
    Total operating expenses                     15,070       17,246
                                               --------     --------

Income from operations                              289        3,074

Interest income                                     326          445
Interest expense                                     (3)          (6)
Foreign currency transactions                        13          (14)
Other income                                        113         --
                                               --------     --------

Income before income taxes                          738        3,499

Provision for income taxes                          354        1,463
                                               --------     --------
Net income                                     $    384     $  2,036
                                               ========     ========

Basic earnings per share                       $   0.02     $   0.12
Basic weighted average shares outstanding        17,220       17,555
Diluted earnings per share                     $   0.02     $   0.10
Diluted weighted average shares
  outstanding                                    17,534       19,454


     See accompanying notes to unaudited consolidated financial statements.


                                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    THREE MONTHS ENDED SEPTEMBER 30, 2003
                                        (Unaudited, in thousands)

                                                                                      Accumulated
                                              Common Stock     Additional                Other        Treasury Stock      Total
                                              ------------      Paid-in    Retained   Comprehensive   --------------   Stockholders'
                                            Shares    Amount    Capital    Earnings     Income        Shares   Amount     Equity
                                            ------   -------    --------   --------   -------------   ------   ------  ------------

Balance at June 30, 2003                    17,526   $      2   $ 50,653   $  1,466   $    218        5,354   $(15,982)  $ 36,357
Net income                                    --         --         --        2,036       --           --         --        2,036
Change in other comprehensive income,
  net of tax                                  --         --         --         --           94         --         --           94
                                                                                                                         --------
      Comprehensive income                                                                                                  2,130
Stock options exercised                         50       --          132       --         --           --         --          132
                                          --------   --------   --------   --------   --------     --------   --------   --------

Balance at September 30, 2003               17,576   $      2   $ 50,785   $  3,502   $    312        5,354   $(15,982)  $ 38,619
                                          ========   ========   ========   ========   ========     ========   ========   ========


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Three Months Ended
                                                                September 30,
                                                             2002            2003
                                                           --------        --------

Cash flows provided by operating activities:

Net income                                                 $    384        $  2,036
                                                           --------        --------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred income taxes                                         228           1,168
  Depreciation and amortization                                 799             493
  Stock compensation expense                                     18            --
Change in operating assets and liabilities:
  Accounts receivable, net                                    5,933            (289)
  Software license installments, net                         (3,151)         (7,074)
  Other assets                                                  245            (532)
  Accounts payable and accrued expenses                      (2,791)           (462)
  Deferred revenue                                            3,234           2,603
                                                           --------        --------
  Total adjustments                                           4,515          (4,093)
                                                           --------        --------
Net cash provided by (used in) operating activities           4,899          (2,057)
                                                           --------        --------

Cash flows provided by (used in) investing activities:
  Sale of marketable securities                               2,042            --
  Capital expenditures                                         (259)           (292)
                                                           --------        --------
Net cash provided by (used in) investing activities           1,783            (292)
                                                           --------        --------

Cash flows provided by (used in) financing activities:
  Cash received from exercise of stock options                   53              95
                                                           --------        --------
Net cash provided by financing activities                        53              95
                                                           --------        --------

Effect of exchange rate changes on cash and cash
equivalents                                                      33              71
                                                           --------        --------

Net change in cash and cash equivalents                       6,768          (2,183)
Cash and cash equivalents at beginning of year               31,099          37,315
                                                           --------        --------
Cash and cash equivalents at end of period                 $ 37,867        $ 35,132
                                                           ========        ========

Supplemental disclosure of cash flow information:
  Cash (received) paid during the period for:
  Interest                                                 $      3        $      6
  Income taxes, net of refunds                             $   (514)       $    (55)


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2003 and September 30, 2003 and for the three month periods ended September 30, 2002 and 2003 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                            Three Months Ended September 30,
                                                    2002                                         2003
                                ------------------------------------------    ----------------------------------------
                                 Net Income        Shares      Per Share       Net Income        Shares      Per Share
                                 (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                 -----------   -------------   ---------       -----------   -------------   ---------

Basic EPS:
Net income                          $384                                         $2,036
                                    ====                                         ======
Weighted average shares
 outstanding                                        17,220                                       17,555
Basic earnings per share                                         $0.02                                         $0.12
                                                                 =====                                         =====
Diluted EPS:
Net income                          $384                                         $2,036
                                    ====                                         ======
Dilutive effect of
 stock options                                         314                                        1,899
                                                    ------                                        -----
Weighted average shares
 outstanding                                        17,534                                       19,454
                                                    ======                                       ======
Diluted earnings per share                                       $0.02                                         $0.10
                                                                 =====                                         =====

      Certain outstanding stock options for the three months ended September 30, 2002 and 2003, representing an aggregate of 2,767,880 and 594,870 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three months ended September 30, 2002 and 2003.

(3)  Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains and losses for the three months ended September 30, 2003. Realized gains for the three months ended September 30, 2002 were $113,000. As of June 30, 2003 and September 30, 2003, there was no unamortized investment premium and unrealized holding gains and losses.

(4)  Software License Installments Receivable

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

(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):

                                               Useful    June 30,  September 30,
                                                Life       2003        2003
                                              -------    -------   ------------

      Computer equipment                      2-5 years   $ 7,265    $ 7,586
      Furniture, fixtures and office
        equipment                              5 years      1,437      1,457
      Leasehold improvements                 5-15 years     4,026      4,030
                                                          -------    -------
                                                           12,728     13,073
      Less accumulated depreciation and amortization       (8,182)    (8,649)
                                                          -------    -------
      Property and equipment, net                         $ 4,546    $ 4,424
                                                          =======    =======

      Depreciation and amortization expense on property and equipment was $751,000 and $433,000 for the three months ended September 30, 2002 and 2003, respectively.

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

(7)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,   September 30,
                                                          2003         2003
                                                          ----         ----

      Accounts payable                                  $ 3,110       $ 3,627
      Compensation and related benefits                   6,934         6,193
      Facilities restructuring                              112            91
      Royalties payable                                   1,025         1,166
      Other                                               4,545         4,150
                                                        -------       -------

                                                        $15,726      $ 15,227
                                                        =======      ========

(8)  Stock Incentive Plan

      The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The following table presents the effect on the Company's net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):


                                                       Three Months ended
                                                           September 30,
                                                       2002             2003
                                                       ----             ----

Net income, as reported                              $   384         $   2,036
Add: Stock-based compensation
  expense included in reported net
  income, net of tax                                      18              --
Less: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards,
  net of tax                                            (241)             (273)
                                                     -------         ---------
Pro forma net income                                 $   161         $   1,763
                                                     =======         =========

Basic net income per share- as reported              $  0.02         $    0.12
Basic net income per share- pro forma                $  0.01         $    0.10
Diluted net income per share- as reported            $  0.02         $    0.10
Diluted net income per share- pro forma              $  0.01         $    0.09

The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended September 30, 2002 and 2003 was $1.56 and $5.16 on the date of grant, respectively. Grants during the three months ended September 30, 2002 and 2003 assumed 110% and 108% of volatility, expected dividend yield of 0.0% and an expected life of 3.6 years and 3.9 years, respectively. The assumed risk free interest rate on the date of grants was 2.8% and 2.9% in the three months ended September 30, 2002 and 2003, respectively.

 (9)  Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three months ended September 30, 2002 and 2003 is as follows (in thousands):


                                                Three Months ended
                                                  September 30,
                                                 2002      2003
                                                 ----      ----

Net income                                        $384     $2,036
Unrealized marketable securities gain (loss)       (95)         -
Unrealized translation gain (loss)                  32         94
                                               -------     ------
Comprehensive income                              $321     $2,130
                                               =======     ======


(10)  Commitments and Contingencies

      In compliance with the lease of the corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit, which is included in other assets.

(11) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in the three months ended September 30, 2002 and 2003.

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

(12) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002 and an additional charge of $194,000 in the second quarter of fiscal 2003. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for a further discussion of this plan. Through June 30, 2003, cash payments totaled $1.5 million. During the first quarter of fiscal 2004, the Company made additional cash payments of $21,000. The Company will pay the remaining obligations of $91,000 in future periods in accordance with the plan provisions.

(13) Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Under the terms of the agreement, the Company is obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction since, during the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. During the fourth quarter of fiscal 2003, the Company recorded the goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount.

      A portion of the purchase price for the Contenuity Software and the other Cytura assets has been allocated to completed technology ($900,000) and goodwill ($1,236,000). Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. Accordingly, during the three months ended September 30, 2003, the Company had amortized $60,000 of the completed technology, and will amortize $180,000 during the remainder of fiscal 2004 and $240,000 in each of the fiscal years 2005 and 2006.

      The following table reflects the unaudited pro forma combined results of operations for the three months ended September 30, 2002 of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the 2003 fiscal year and the unaudited results of operations for the three months ended September 30, 2003 of the Company (in thousands):

                                       Three months ended September 30,
                                       --------------------------------
                                             2002             2003
                                             ----             ----
                                           Pro Forma          Actual
                                           ---------          ------
Revenues                                   $19,208           $23,411
Net income                                     $46            $2,036
Basic earnings per share                     $0.00             $0.12
Diluted earnings per share                   $0.00             $0.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended September 30, 2002 and 2003, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, whether the Internet can accommodate continued growth and concerns about transaction security on the Internet. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

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

      Professional service revenue is generally recognized using the percentage of completion method of accounting. In accordance with this method, revenue from professional service contracts is recognized based on the percentage of costs incurred to date to the total estimated costs of the project. The financial reporting for these contracts depends on estimates, which are regularly assessed and subject to revision as the contract progresses to completion. When the current estimate of total contract costs indicates that a contract will result in a loss, a provision for the full loss is recognized. Professional service revenue associated with new products is generally deferred until completion of the project and acceptance by the customer.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

                                                           Three months ended
                                                              September 30,
                                                           2002           2003
                                                           ----           ----
Revenues:
  Software license                                         41.0%          53.4%
  Maintenance                                              48.6           42.7
  Professional service and other                           10.4            3.9
                                                          -----          -----
    Total revenues                                        100.0          100.0
                                                          -----          -----

Cost of revenues:
  Software license                                          0.5            1.4
  Maintenance                                               7.8            7.2
  Professional service and other                           10.5            4.6
                                                          -----          -----
    Total costs of revenues                                18.8           13.2
                                                          -----          -----

Gross profit                                               81.2           86.8
                                                          -----          -----

Operating expenses:
  Sales and marketing                                      45.3           40.3
  Research and development                                 21.5           21.4
  General and administrative                               12.9           12.0
                                                          -----          -----
    Total operating expenses                               79.7           73.7
                                                          -----          -----

Income from operations                                      1.5           13.1

Interest income                                             1.7            1.9
Foreign currency transactions                               0.1           (0.1)
Gain on investment                                          0.6            --
                                                          -----          -----
Income before income taxes                                  3.9           14.9

Provision for income taxes                                  1.9            6.2
                                                          -----          -----

Net income                                                  2.0%           8.7%
                                                          =====          =====


      Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003

Revenues.

o Total revenues increased 23.8% from $18.9 million in last year's quarter to $23.4 million in this quarter. Domestic revenues increased 9.5% from $16.1 million in last year's quarter to $17.6 million in this quarter. International revenues increased 104.3% from $2.8 million in last year's quarter to $5.8 million this quarter. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended September 30, 2003, as compared with the quarter ended September 30, 2002.

o Software license revenues increased 61.2% from $7.8 million in last year's quarter to $12.5 million in this quarter. Mobius believes this increase is attributable to factors including increased spending for Mobius products primarily by existing

   Mobius customers. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years.

o Maintenance revenues increased 8.8% from $9.2 million in last year's quarter to $10.0 million in this quarter. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and primarily 5% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Annual maintenance for Solution Packs is typically based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

o Professional service and other revenues decreased 53.9% from $2.0 million in last year's quarter to $908,000 in this quarter. The decrease in professional service revenues was the result of fewer large professional service engagements, slower than expected rollout of new service package offerings and deferral of revenues associated with delays in the start and completion of implementation projects.

Cost of Revenues.

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 280.7% from $88,000 in last year's quarter to $335,000 in this quarter, representing 1.1% and 2.7%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in cost of software license revenues is consistent with the increase in license revenues. Additionally, last year's quarter included a benefit from negotiating more favorable terms with respect to a royalty agreement.

o Cost of maintenance revenues consists primarily of personnel costs related to Customer Satisfaction. The cost of maintenance revenues increased 14.3% from $1.5 million in last year's quarter to $1.7 million in this quarter, representing 16.1% and 16.9%, respectively, of maintenance revenues in those quarters. Last year's quarter included a benefit from negotiating more favorable terms with respect to a royalty agreement. In addition, the cost of maintenance revenues increased due to increased staffing and personnel-related costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs directly associated with providing professional services. The cost of professional service and other revenues decreased 46.5% from $2.0 million in last year's quarter to $1.1 million in this quarter, representing 100.9% and 117.0%, respectively, of professional service and other revenues in those quarters. The cost of professional service and other revenues decreased primarily due to a decrease in third-party vendor costs and deferral of costs associated with certain implementation projects. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to Mobius developing this business and dedicating more internal resources. In addition, there were lower gross margins recognized on larger engagements and, to a lesser extent, a loss accrued on a contract. The gross profit for professional service and other revenue is also dependent on the level of revenues generated, since there are substantial fixed personnel costs associated with the professional service operations.

Operating Expenses.

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 10.0% from $8.6 million in last year's quarter to $9.4 million in this quarter, representing 45.3% and 40.3%, respectively, of total revenues in those quarters. Sales and marketing expenses increased primarily due to increased incentive compensation costs as a result of increased license revenues and higher personnel costs (reflecting increased headcount) offset by lower depreciation and bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 23.0% from $4.1 million in last year's quarter to $5.0 million in this quarter, representing 21.5% and 21.4%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the acquisition of the Contenuity Software and increased operating expenses. For a further discussion of the acquisition of the Contenuity Software, see the section entitled "Liquidity and Capital Resources" below.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 15.6% from $2.4 million in last year's quarter to $2.8 million in this quarter, representing 12.9% and 12.0%, respectively, of total revenues in those quarters. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

Interest income; gain on investment; foreign currency transactions; interest expense.

      Interest income was $326,000 in last year's quarter and $445,000 in this quarter. The increase in interest income is attributable to higher interest from installment receivables offset by lower returns on investments. Gain on investments of $113,000 during last year's quarter was the result of the sale of the remaining investment in Intelidata stock. Foreign currency gains were $13,000 in last year's quarter compared with losses of $14,000 in this quarter. During both quarters, interest expense was insignificant.

Provision for income taxes.

      The provision for income taxes was $354,000 in last year's quarter and $1.5 million in this quarter. The provision for income taxes as a percentage of income before taxes was 48.0% and 41.8% for last year's quarter and this quarter, respectively. The effective tax rates for last year's quarter and this year's quarter primarily reflect the statutory tax provision for income in the United States offset by limitations on the tax benefit which may be taken from certain foreign subsidiary losses and by foreign taxes paid in certain jurisdictions for which no U.S. foreign tax credit is available.

Liquidity and Capital Resources

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of September 30, 2003, Mobius had cash and cash equivalents of $35.1 million, a decrease of $2.2 million from the $37.3 million held at June 30, 2003.

      Net cash provided by operating activities was $4.9 million in last year's quarter compared with net cash used in operating activities of $2.1 million this quarter. Mobius's primary sources of cash during this quarter were from improved results of operations and increased deferred revenue. These sources were offset by increased software license installment receivables and decreased accounts payable. Software license installments, which increased 30.2% from $23.5 million at June 30, 2003 to $30.5 million at September 30, 2003, represent payments due from customers for license fees that are paid over the term of the installment agreement. This increase was due to a proportionately greater amount of current license revenues being financed by the Company. For additional information, see the section entitled, "Software License Installments Receivable" below. Mobius's depreciation and amortization expense adjustment in operating activities decreased 38.3% from $799,000 in last year's quarter to $493,000 in this quarter. Deferred revenue increased 9.7% from $26.9 million at June 30, 2003 to $29.5 million at September 30, 2003. Net accounts receivable increased 2.7% from $10.6 million at June 30, 2003 to $10.8 million at September 30, 2003.

      Net cash provided by investing activities was $1.8 million in last year's quarter compared with net cash used in investing activities of $292,000 in this quarter. During last year's quarter, the Company sold marketable securities of $2.0 million. For the quarters ended September 30, 2002 and 2003, cash of $259,000 and $292,000, respectively, was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $53,000 in last year's quarter and $95,000 in this quarter. In last year's quarter and this year's quarter, cash was provided by the exercise of stock options by employees.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of September 30, 2003, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                                Operating
                                                                 Leases
                                                                ---------
Year Ended:
----------
September 30, 2004                                               $2,712
September 30, 2005                                                2,488
September 30, 2006                                                2,165
September 30, 2007                                                1,872
September 30, 2008                                                1,791
Thereafter                                                        2,792
                                                               --------
Total minimum lease payments                                    $13,820
                                                                =======

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by Silicon Valley Bank for $275,000. This letter of credit is secured by a certificate of deposit.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. The Company's cash position decreased during the fiscal first quarter of 2004 as a result of the Company entering into a significant number of license contracts having extended payment terms (see the section entitled, "Software License Installments Receivable" below). If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to continue to decrease.

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Under the terms of the agreement, the Company is obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction since, during the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. As a result, Mobius will be required to make an additional payment of $800,000 to Cytura in accordance with the terms of the agreement. During the fourth quarter of fiscal 2003, the Company recorded the goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are primarily calculated by identifying problem accounts and in recognition that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius also maintains a reserve to absorb losses based upon historical experience that may result from current receivables. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2003 and September 30, 2003, approximately 79% and 81%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $819,000 and $901,000 at June 30, 2003 and September 30, 2003, respectively.

Software License Installments Receivable

      As of September 30, 2003, software license installments amounted to $30.5 million, an increase of 30.2% compared with the June 30, 2003 balance of $23.5 million. The increase reflects a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that the Company began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are ViewDirect TCM product bundles that offer customers technology solutions through application-based licensing with, generally, license terms of five years. The Company believes the practice of providing financing enhances our competitive position. Since payments are made over multiple reporting periods, software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis. Mobius provides financing to customers that meet our specified standards of creditworthiness. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 6% of total software license installments, and 70% of the total is comprised of customers with balances under $600,000. As of June 30, 2003 and September 30, 2003, software license installments reserves were $671,000 and $700,000, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance billings, unbundled maintenance and license contracts. Current and non-current deferred revenues increased 9.7% from $26.9 million at June 30, 2003 to $29.5 million at September 30, 2003. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of September 30, 2003, current deferred revenues totaled $24.1 million and non-current deferred revenues totaled $5.4 million. It is anticipated that current deferred revenues of $24.1 million will be recognized as revenues within the next twelve months.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this agreement was recognized in the three months ended September 30, 2002 and 2003.

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

      Historically, Mobius's business experienced significant seasonality, with revenues typically peaking in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). Fluctuations have historically been caused by customer purchasing patterns and Mobius's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix, and sales force incentive programs may alter these historical seasonality patterns.

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

Extended Payment Risk

      The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms, the related financing period is generally 3 to 5 years. During the quarter ended September 30, 2003, there was a

30.2% increase in software license installments receivable, reflecting a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that Mobius began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. The Company's cash position decreased during the fiscal first quarter of 2004 as a result of the Company entering into a significant number of license contracts having extended payment terms. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to continue to decrease. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

      Some of our competitors are substantially larger than Mobius and have significantly greater financial, technical and marketing resources, and a larger installed base of customers than Mobius. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Mobius. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. In addition, due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for content management software continues to develop and expand. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Some of our competitors may also combine with, or be acquired by other parties, providing them with additional resources with which to compete.

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

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have been unprofitable to date, and Mobius expects that achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will be able to successfully market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business internationally, including:

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

Increased Investment in Professional Services

      In recent periods, Mobius has committed greater resources to grow its professional services business relating to the implementation of and training related to Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that an increase in investment in professional services will result in an increase in revenues. For example, professional services revenues decreased in the fiscal first quarter of 2004 compared with the comparable quarter in fiscal 2003. In addition, the Company has experienced negative gross margins related to this business during the quarter ended September 30, 2003. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding and operating the professional services business will not be greater than revenues generated therefrom.

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

Concerns about Transaction Security on the Internet May Hinder Mobius's Product Sales

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing the interest income, without significantly increasing risk. Some of the marketable securities in which Mobius invested in the past may have been subject to market rate interest risk. This means a change in prevailing interest rates may cause the market value of the security to fluctuate. For example, if Mobius holds a security that was issued with a fixed interest rate at the then-prevailing rates and the prevailing interest rates later rise, the market value of the security will probably decline. As of September 30, 2003, Mobius held no marketable securities.

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

Item 4. - CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in the Company's internal control over financial reporting during the Company's fiscal first quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. - Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

None.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.       Description
            -----------       -----------

            3.1(1)            Form of Second Amended and Restated Certificate of
                              Incorporation of the Registrant.
            3.2(1)            Form of Restated By-Laws of the Registrant.
            4.1(1)            Specimen certificate representing the Common
                              Stock.
            10.1              Amendment  No. 2 to Mobius  Management  Systems,
                              Inc. 1996 Stock Incentive Plan.
            31.1              CEO  Certification  pursuant  to Section  302 of
                              the Sarbanes-Oxley Act of 2002.
            31.2              CFO  Certification  pursuant  to Section  302 of
                              the Sarbanes-Oxley Act of 2002.
            32.1              CEO  Certification  pursuant  to Section  906 of
                              the Sarbanes-Oxley Act of 2002.
            32.2              CFO  Certification  pursuant  to Section  906 of
                              the Sarbanes-Oxley Act of 2002.

            (1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto and incorporated herein by reference to the same exhibit number.

(b)   Reports on Form 8-K

      On July 23, 2003, Mobius furnished a Form 8-K under Item 9, Regulation FD, to report that Mobius issued a press release announcing, among other things, its preliminary financial results for its fiscal fourth quarter and year-end 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2003

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Peter E. Takiff
                                              ------------------------
                                              Peter E. Takiff
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)