Form 10-Q
period 2003-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2004-02-13
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended December 31, 2003

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________ to ________


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

      Number of shares outstanding of the issuer's common stock as of February 10, 2004

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               18,168,422

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2003 and December 31, 2003

               Consolidated Statements of Operations
                Three months and six months ended December 31, 2002 and 2003

               Consolidated Statements of Stockholders' Equity
                Six months ended December 31, 2003

               Consolidated Statements of Cash Flows
                Six months ended December 31, 2002 and 2003

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                              June 30,     December 31,
                                                                2003          2003
                                                              ---------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 37,315      $ 37,789
  Accounts receivable, net of allowances of $819
    and $1,021, respectively                                    10,551        11,237
  Software license installments, current portion                 8,017        11,437
  Other current assets                                           2,897         2,580
                                                              --------      --------
        Total current assets                                    58,780        63,043

Software license installments, net of allowance
  for doubtful accounts of $671 and $500, respectively          15,435        21,522
Property and equipment, net                                      4,546         4,472
Deferred income taxes, non-current                                 328           461
Other non-current assets                                         2,729         2,564
                                                              --------      --------
        Total assets                                          $ 81,818      $ 92,062
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $ 15,726      $ 17,084
  Deferred revenues                                             21,306        22,180
  Deferred income taxes                                          2,869         4,110
                                                              --------      --------
        Total current liabilities                               39,901        43,374

Deferred revenues                                                5,560         4,891
                                                              --------      --------
        Total liabilities                                       45,461        48,265
                                                              --------      --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    22,879,401 and 23,419,754 shares,
    respectively; outstanding 17,525,178 and
    18,065,531 shares, respectively                                  2             2
  Additional paid-in capital                                    50,653        53,489
  Retained earnings                                              1,466         5,550
  Accumulated other comprehensive income                           218           738
  Treasury stock, at cost, 5,354,223 shares                    (15,982)      (15,982)
                                                              --------      --------
        Total stockholders' equity                              36,357        43,797
                                                              --------      --------
Total liabilities and stockholders' equity                    $ 81,818      $ 92,062
                                                              ========      ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                        Three months ended           Six months ended
                                                           December 31,                December 31,
                                                        2002          2003          2002          2003
                                                        ----          ----          ----          ----

Revenues:
  Software license                                    $ 10,168      $ 11,503      $ 17,924      $ 24,004
  Maintenance                                            9,461        10,044        18,651        20,046
  Professional service and other                         1,701         1,749         3,669         2,657
                                                      --------      --------      --------      --------
    Total revenues                                      21,330        23,296        40,244        46,707
                                                      --------      --------      --------      --------

Cost of revenues:
  Software license                                         334           389           422           724
  Maintenance                                            1,515         1,562         2,997         3,256
  Professional service and other                         1,595         1,894         3,580         2,956
                                                      --------      --------      --------      --------
    Total cost of revenues                               3,444         3,845         6,999         6,936
                                                      --------      --------      --------      --------

Gross profit                                            17,886        19,451        33,245        39,771
                                                      --------      --------      --------      --------

Operating expenses:
  Sales and marketing                                    8,820         8,880        17,393        18,313
  Research and development                               4,470         4,927         8,537         9,930
  General and administrative                             2,665         2,904         5,095         5,714
  Acquired in-process research and development             910          --             910          --
  Facilities restructuring                                 194          --             194          --
                                                      --------      --------      --------      --------
    Total operating expenses                            17,059        16,711        32,129        33,957
                                                      --------      --------      --------      --------

Income from operations                                     827         2,740         1,116         5,814

Interest income, net                                       391           461           714           900
Other income (expense)                                     (16)           (7)          110           (21)
                                                      --------      --------      --------      --------

Income before income taxes                               1,202         3,194         1,940         6,693

Provision for income taxes                                 480         1,146           834         2,609
                                                      --------      --------      --------      --------

Net income                                            $    722      $  2,048      $  1,106      $  4,084
                                                      ========      ========      ========      ========

Basic earnings per share                              $   0.04      $   0.11      $   0.06      $   0.23
Basic weighted average shares outstanding               17,364        17,857        17,292        17,706
Diluted earnings per share                            $   0.04      $   0.10      $   0.06      $   0.21
Diluted weighted average shares outstanding             17,636        20,266        17,588        19,909


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       SIX MONTHS ENDED DECEMBER 31, 2003
                            (Unaudited, in thousands)


                                                                                        Accumulated
                                               Common Stock      Additional                Other      Treasury Stock      Total
                                               ------------       Paid-in    Retained  Comprehensive  --------------   Stockholders'
                                              Shares    Amount    Capital    Earnings     Income      Shares   Amount     Equity
                                              ------    ------   ---------   --------   -----------   ------  --------    ------

Balance at June 30, 2003                      17,526   $      2   $ 50,653   $  1,466   $    218      5,354   $(15,982)   $ 36,357
Net income                                      --         --         --        4,084       --         --         --         4,084
Change in other comprehensive income, net
      of tax                                    --         --         --         --          520       --         --           520
                                                                                                                          --------
Comprehensive income                                                                                                         4,604

Stock options exercised                          389       --        2,417       --         --         --         --         2,417
Stock purchase plan shares issued,
  including tax benefit                          151       --          419       --         --         --         --           419
                                            --------   --------   --------   --------   --------   --------   --------    --------
Balance at December 31, 2003                  18,066   $      2   $ 53,489   $  5,550   $    738      5,354   $(15,982)   $ 43,797
                                            ========   ========   ========   ========   ========   ========   ========    ========


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                   Six Months Ended
                                                                     December 31,
                                                                 2002           2003
                                                               --------       ---------
Cash flows provided by (used in) operating activities:
Net income                                                     $  1,106       $  4,084
                                                               --------       --------
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Deferred income taxes                                             378          2,207
  Depreciation and amortization                                   1,628            933
  Other                                                              19           --
Change in operating assets and liabilities:
  Accounts receivable, net                                        4,908           (686)
  Software license installments                                  (6,925)        (9,507)
  Other assets                                                   (1,244)           397
  Accounts payable and accrued expenses                          (2,127)         1,358
  Deferred revenue                                                5,789            205
                                                               --------       --------
  Total adjustments                                               2,426         (5,093)
                                                               --------       --------
Net cash provided by (used in) operating activities               3,532         (1,009)
                                                               --------       --------

Cash flows provided by (used in) investing activities:
  Sale of marketable securities                                   2,536           --
  Capital expenditures                                             (677)          (760)
                                                               --------       --------
Net cash provided by (used in) investing activities               1,859           (760)
                                                               --------       --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                       53          1,446
  Cash received from employee stock purchase plan                   331            291
                                                               --------       --------
Net cash provided by financing activities                           384          1,737
                                                               --------       --------

Effect of exchange rate changes on cash and cash
equivalents                                                         199            506
                                                               --------       --------

Net change in cash and cash equivalents                           5,974            474
Cash and cash equivalents at beginning of period                 31,099         37,315
                                                               --------       --------
Cash and cash equivalents at end of period                     $ 37,073       $ 37,789
                                                               ========       ========

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest                                                     $      3       $      6
  Income taxes, net of refunds                                 $   (507)      $     (9)


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2003 and December 31, 2003 and for the three and six month periods ended December 31, 2002 and 2003 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

      GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has used its best efforts in establishing good faith estimates and assumptions. Actual results, however, may differ.

      Mobius Management Systems, Inc. ("Mobius" or the "Company") is responsible for the financial statements included in this Form 10-Q or the "Company". These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius's financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

(2)  Earnings Per Share

      Earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                      2002                                                  2003
                                 ---------------------------------------------    -------------------------------------------------
                                 Net Income          Shares          Per Share         Net Income          Shares          Per Share
                                 (Numerator)      (Denominator)       Amount           (Numerator)      (Denominator)       Amount
                                 -----------      -------------       ------           -----------      -------------       ------

Basic EPS:
Net income                          $722                                                 $2,048
                                    ====                                                 ======
Weighted average shares
 outstanding                                          17,364                                               17,857

Basic earnings per share                                               $0.04                                                 $0.11
                                                                       =====                                                 =====
Diluted EPS:
Net income                          $722                                                 $2,048
                                    ====                                                 ======
Dilutive effect of
 stock options                                           272                                                2,409
                                                      ------                                               ------
Weighted average shares
 outstanding                                          17,636                                               20,266
                                                      ======                                               ======
Diluted earnings per share                                             $0.04                                                 $0.10
                                                                       =====                                                 =====



                                                                   Six Months Ended December 31,
                                                                   -------------------------------
                                                      2002                                                  2003
                                 ---------------------------------------------    -------------------------------------------------
                                 Net Income          Shares          Per Share         Net Income          Shares          Per Share
                                 (Numerator)      (Denominator)       Amount           (Numerator)      (Denominator)       Amount
                                 -----------      -------------       ------           -----------      -------------       ------

Basic EPS:
Net income                         $1,106                                                $4,084
                                   ======                                                ======
Weighted average shares
 outstanding                                          17,292                                               17,706

Basic earnings per share                                               $0.06                                                 $0.23
                                                                       =====                                                 =====
Diluted EPS:
Net income                         $1,106                                                $4,084
                                   ======                                                ======
Dilutive effect of
 stock options                                           296                                                2,203
                                                      ------                                               ------
Weighted average shares
 outstanding                                          17,588                                               19,909
                                                      ======                                               ======
Diluted earnings per share                                             $0.06                                                 $0.21
                                                                       =====                                                 =====


      Certain outstanding stock options for the three and six months ended December 31, 2002, representing an aggregate of 2,767,193 and 2,784,500 shares of common stock, respectively, and certain outstanding stock options for the three and six months ended December 31, 2003, representing an aggregate of 15,000 and 452,359 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and six months ended December 31, 2002 and 2003.

(3)  Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread over the related term. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the payment term. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer.

(4)  Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                 Useful      June 30,   December
                                                  Life         2003     31, 2003
                                                  ----         ----     --------

      Computer equipment                         2-5 years    $7,265     $7,874
      Furniture, fixtures and office equipment    5 years      1,437      1,498
      Leasehold improvements                    5-15 years     4,026      4,067
                                                              ------    -------
                                                              12,728     13,439
      Less accumulated depreciation and amortization          (8,182)    (8,967)
                                                              ------    -------
      Property and equipment, net                             $4,546    $ 4,472
                                                              ======    =======

      Depreciation and amortization expense on property and equipment was $770,000 and $380,000 for the three months ended December 31, 2002 and 2003, respectively, and $1.5 million and $813,000 for the six months ended December 31, 2002 and 2003, respectively.

(5)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          2003         2003
                                                          ----         ----

      Accounts payable                                  $ 3,110       $ 3,579
      Compensation and related benefits                   6,934         7,759
      Royalties payable                                   1,025         1,256
      Other                                               4,657         4,490
                                                        -------       -------

                                                        $15,726      $ 17,084
                                                        =======      ========


(6)  Stock Incentive Plan

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


                                                         Three Months ended            Six Months ended
                                                            December 31,                 December 31,
                                                         2002         2003            2002         2003
                                                         ----         ----            ----         ----

Net income, as reported                                $   722      $  2,048       $  1,106      $  4,084
Add: Stock-based compensation expense
  included in reported net income, net of tax               18          --               36          --
Less: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of tax           (376)         (566)          (617)         (839)
                                                       -------      --------       --------      --------
Pro forma net income                                   $   364      $  1,482       $    525      $  3,245
                                                       =======      ========       ========      ========

Basic net income per share- as reported                $  0.04      $   0.11       $   0.06      $   0.23
Basic net income per share- pro forma                  $  0.02      $   0.08       $   0.03      $   0.18
Diluted net income per share-as reported               $  0.04      $   0.10       $   0.06      $   0.21
Diluted net income per share- pro forma                $  0.02      $   0.07       $   0.03      $   0.16

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended December 31, 2002 and 2003 was $1.30 and $6.75 on the date of grant, respectively. The per share weighted average fair value of stock options granted during the six months ended December 31, 2002 and 2003 was $1.32 and $6.56 on the date of grant, respectively. Grants during the three and six months ended December 31, 2002 and 2003 assumed 110% and 107% of volatility, expected dividend yield of 0.0% and an expected life of 3.6 years and 3.5 years, respectively. The assumed risk free interest rate on the date of grants was 2.8% and 3.3% in the three and six months ended December 31, 2002 and 2003, respectively.

(7)  Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income for the three and six months ended December 31, 2002 and 2003 is as follows (in thousands):


                                           Three Months ended        Six Months ended
                                              December 31,              December 31,
                                            2002       2003           2002       2003
                                          -------------------       -----------------

Net income                                $   722     $ 2,048       $ 1,106     $ 4,084
Unrealized marketable securities loss          (4)       --             (99)       --
Unrealized translation gain                   167         426           199         520
                                          -------------------       -------------------
Comprehensive income                      $   885     $ 2,474       $ 1,206     $ 4,604
                                          ===================       ===================


(8)  Commitments and Contingencies

      In compliance with the leases of the Company's corporate headquarters in Rye, NY and a sales office in Chicago, IL, the landlords hold letters of credit issued by two banks totaling in the aggregate $325,000, secured by a certificate of deposit and a money market account.

(9)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this transaction was recognized in the three and six months ended December 31, 2002 and 2003.

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

(10)  Facilities Restructuring

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

      The balance of the facilities restructuring accrual and the transactions for the six months ended December 31, 2003 are as follows (in thousands):

                            June 30,      Cash        Other      December 31,
                              2003      Payments   Adjustments       2003
                              ----      --------   -----------       ----
  Rent and related
  facilities expenses         $ 112       $40          $41            $31
                              =====       ===          ====           ===

(11)  Cytura Asset Acquisition

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction since, during the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. During the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January, 2004.

      A portion of the purchase price for the Contenuity Software and the other Cytura assets has been allocated to completed technology ($900,000) and goodwill ($1,236,000). Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. Accordingly, during the six months ended December 31, 2003, the Company had amortized $120,000 of the completed technology, and will amortize $120,000 during the remainder of fiscal 2004 and $240,000 in each of the fiscal years 2005 and 2006.

      The following table reflects the unaudited pro forma combined results of operations for the six months ended December 31, 2002 of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the 2003 fiscal year (in thousands). The pro forma information for 2003 has been intentionally omitted as the Company's reported operating results for 2003 include the effect of the Cytura acquisition for the full three and six month periods ended December 31, 2003.

                                                  Six months ended
                                                  December 31, 2002
                                                  -----------------
                                                      Pro Forma
                                                      ---------
Revenues                                               $40,538
Net income                                                $735
Basic earnings per share                                 $0.04
Diluted earnings per share                               $0.04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended December 31, 2002 and 2003, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors and concerns about transaction security on the Internet. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

Overview

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers mission- and business-critical content, such as documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

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

Revenue Recognition

      The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance and professional service revenues from renewable support and software enhancements (maintenance) and from consulting activities performed for license customers. Revenue from software license contracts includes fees related to licenses with terms generally of 3, 5 or 15 years.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                       Three months ended          Six months ended
                                                          December 31,                December 31,
                                                        2002        2003            2002        2003
                                                        ----        ----            ----        ----

Revenues:
  Software license                                      47.7%       49.4%           44.5%      51.4%
  Maintenance                                           44.3        43.1            46.4       42.9
  Professional service and other                         8.0         7.5             9.1        5.7
                                                       -----       -----           -----      -----
    Total revenues                                     100.0       100.0           100.0      100.0

Cost of revenues:
  Software license                                       1.5         1.7             1.0        1.6
  Maintenance                                            7.1         6.7             7.5        7.0
  Professional service and other                         7.5         8.1             8.9        6.3
                                                       -----       -----           -----      -----
    Total costs of revenues                             16.1        16.5            17.4       14.9

Gross profit                                            83.9        83.5            82.6       85.1

Operating expenses:
  Sales and marketing                                   41.3        38.1            43.2       39.2
  Research and development                              21.0        21.1            21.2       21.3
  General and administrative                            12.5        12.5            12.7       12.2
  Acquired in-process research and development           4.3          --             2.2         --
  Facilities restructuring                               0.9          --             0.5         --
                                                       -----       -----           -----      -----
    Total operating expenses                            80.0        71.7            79.8       72.7

Income from operations                                   3.9        11.8             2.8       12.4

Interest income                                          1.8         1.9             1.8        1.9
Foreign currency transactions                           (0.1)         --              --         --
Other income (loss)                                       --          --             0.2         --
                                                       -----       -----           -----      -----
Income before income taxes                               5.6        13.7             4.8       14.3

Provision for income taxes                               2.2         4.9             2.1        5.6
                                                       -----       -----           -----      -----

Net income                                               3.4%        8.8%            2.7%       8.7%
                                                       =====       =====           =====      =====

      Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2003

Executive Overview

      Total revenues in the second quarter of fiscal 2004 of $23.3 million were 9.2% higher than revenues of $21.3 million in the same period last year. The increase in revenues was due to higher license revenues resulting largely from the success of our offering of "Solution Packs" (see below), the introduction of new products, greater productivity from our sales force and some economic improvement in the markets we serve, as well as an increase in maintenance revenues resulting from the growth in software licenses covered by maintenance agreements. Operating income in the second quarter of fiscal 2004 was $2.7 million, or 11.8% of revenues, as compared with $827,000, or 3.9% of revenues, in the same period last year. Last year's second quarter results included charges for acquired in-process research and development and facilities restructuring of $910,000 and $194,000, respectively. Net income for the second quarter of fiscal 2004 was $2.0 million, or $0.10 per diluted share, as compared with $722,000, or $0.04 per diluted share, in the same period last year.

      The Company believes that the markets in which we operate will experience growth in the near term. A recent survey of U.S. businesses conducted by the Boston-based Yankee Group indicated that 63% of those companies plan to increase their investment in enterprise content management systems over the next 12 to 18 months. There are no assurances, however, that content management spending patterns will develop as anticipated. In addition, the Company believes that companies are focusing on purchasing solutions for particular applications that have well defined rates of return, as well as on simplifying their environments to gain access to disparate repositories and content throughout their company quickly and easily. To address these purchasing patterns, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs" during the latter part of fiscal 2003. Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements, generally with license terms of five years. In marketing our Solution Packs, the Company offers extended payment terms to its customers which we believe enhances the Company's competitive position. However, there are no assurances that the offering of Solution Packs will continue to have positive results. Mobius continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

Revenues:

o Total revenues increased 9.2% from $21.3 million in last year's quarter to $23.3 million this quarter. Domestic revenues increased 6.6% from $18.1 million in last year's quarter to $19.3 million this quarter. International revenues increased 24.0% from $3.2 million in last year's quarter to $4.0 million this quarter. Approximately 40% of the increase in international revenues was a result of the change in the exchange rates from the prior year's quarter. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002.

     o Software license revenues increased 13.1% from $10.2 million in last year's quarter to $11.5 million this quarter. This increase is attributable to the success of "Solution Packs" and improved productivity of the Mobius sales force. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs."

     o Maintenance revenues increased 6.2% from $9.4 million in last year's quarter to $10.0 million this quarter. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Annual maintenance for Solution Packs is typically based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

     o Professional service and other revenues increased 2.8% from $1.7 million in last year's quarter to $1.8 million this quarter. Professional service revenues for the current quarter included approximately $500,000 relating to services associated with new products that we had previously deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased 25%, reflecting fewer large professional service engagements.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 16.5% from $334,000 in last year's quarter to $389,000 this quarter, representing 3.3% and 3.4%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in cost of software license revenues is consistent with the increase in license revenues.

o Cost of maintenance revenues consists primarily of personnel costs related to Customer Satisfaction. The cost of maintenance revenues increased 3.1% from $1.5 million in last year's quarter to $1.6 million this quarter, representing 16.0% and 15.6%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is primarily due to increased subcontractor costs and third-party royalty costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs directly associated with providing professional services. The cost of professional service and other revenues increased 18.7% from $1.6 million in last year's quarter to $1.9 million this quarter. These costs as a percentage of professional service and other revenues increased from 93.8% in last year's quarter to 108.3% in this quarter. The cost of professional service for the current quarter includes approximately $500,000 of costs relating to services associated with new products that we had previously deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 11%, primarily due to a decrease in third-party vendor costs. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to efforts to develop this business and the related dedication of more internal resources. In addition, there were lower gross margins recognized on certain contracts for the implementation of newer products. The gross profit for professional service and other revenue is also dependent on the level of revenues generated, since there are substantial fixed personnel costs associated with the professional service operations.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses remained relatively flat, totaling $8.8 million in last year's quarter and $8.9 million this quarter, representing 41.3% and 38.1%, respectively, of total revenues in those quarters. The reduction in the percentage of sales and marketing expenses to total revenues in the current quarter reflects increased productivity from the Mobius sales force. Increases in sales and marketing expenses due to higher personnel costs (reflecting increased headcount) were offset by lower bad debt expense and depreciation costs.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 10.2% from $4.5 million in last year's quarter to $4.9 million this quarter, representing 21.0% and 21.1%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to increased personnel costs arising from increased headcount and increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 9.0% from $2.7 million in last year's quarter to $2.9 million in this quarter, representing 12.5% of total revenues in both quarters. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

o Acquired in-process research and development expenses related to the acquisition of the Contenuity Software and certain other assets of Cytura Corp. ("Cytura") in the second quarter of fiscal 2003, in which a portion of the purchase price was allocated to acquired in-process research and technology. (For a further discussion of the acquisition of the Contenuity Software and certain other assets of Cytura, see the section entitled "Liquidity and Capital Resources" below.) Since the technological feasibility of the research and development projects had not yet been achieved and Mobius believed such projects had no alternative future use, the acquired in-process research and development was expensed in the quarter of acquisition. As a result, the Company recorded a charge of $910,000 in the second quarter of fiscal 2003.

o Facilities restructuring expenses of $194,000 in the second quarter of fiscal 2003 consisted of an accrual for a loss on the Company's leases for two of its sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002 relating to the first sales office. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During the second quarter of fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000 in the second quarter of fiscal 2003.

   In connection with the second sales office, the Company recorded a facilities restructuring charge of $116,000 in the second quarter of fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned such space during the second quarter of fiscal 2003 and the Company believed that it was highly unlikely that it would be able to sublease this space for the remainder of the lease term.

   As of December 31, 2003, the Company had $31,000 remaining in the facilities restructuring accrual, which will be paid in future periods in accordance with the plan provisions.

Interest income and other income (expense):

      Interest income, net of interest expense, was $391,000 in last year's quarter and $461,000 in this quarter. The increase in interest income is attributable to higher interest from installment receivables partially offset by lower returns on investments. During both quarters, other income (expense), comprised of foreign currency transactions, was insignificant.

Provision for income taxes:

      The provision for income taxes was $480,000 in last year's quarter and $1.1 million in this quarter. The effective tax rate was 39.9% and 35.9% for last year's quarter and this quarter, respectively. The difference between the effective tax rate and the statutory rate for last year's quarter and this year's quarter is primarily attributable to foreign losses for which no tax benefit has been recognized. The lower effective tax rate in the current quarter was primarily due to an increase in U.S. taxable income relative to foreign losses in jurisdictions for which no tax benefit can be recognized.

      Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2003

Executive Overview

      Total revenues in the first six months of fiscal 2004 of $46.7 million were 16.1% higher than revenues of $40.2 million in the same period last year. The increase in revenues was due to higher license revenues resulting largely from the success of our offering of "Solution Packs", the introduction of new products, greater productivity from our sales force and some economic improvement in the markets we serve, as well as an increase in maintenance revenues resulting from the growth in software licenses covered by maintenance agreements. Operating income in the first six months of fiscal 2004 was $5.8 million, or 12.4% of revenues, as compared with $1.1 million, or 2.8% of revenues, in the same period last year. Net income for the first six months of fiscal 2004 was $4.1 million, or $0.23 per diluted share, as compared with $1.1 million, or $0.06 per diluted share, in the same period last year.

      For a discussion of the known material trends, opportunities and uncertainties facing Mobius, see the section entitled "Executive Overview" above for details.

Revenues:

o Total revenues increased 16.1% from $40.2 million in the first six months of fiscal 2003 to $46.7 million in the first six months of fiscal 2004. Domestic revenues increased 13.8% from $34.1 million in the first six months of fiscal 2003 to $36.9 million in the first six months of fiscal 2004. International revenues increased 61.5% from $6.1 million in the first six months of fiscal 2003 to $9.8 million in the first six months of fiscal 2004. Approximately 15% of the increase in international revenues was a result of the change in the exchange rates from the same period last year. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first six months of fiscal 2003, as compared with the first six months of fiscal 2004.

o Software license revenues increased 33.9% from $17.9 million in the first six months of fiscal 2003 to $24.0 million in the first six months of fiscal 2004. This increase is attributable to the success of "Solution Packs," improved productivity of the Mobius sales force and some improvement in the markets we serve. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs."

o Maintenance revenues increased 7.5% from $18.7 million in the first six months of fiscal 2003 to $20.0 million in the first six months of fiscal 2004. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Annual maintenance for Solution Packs is typically based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

o Professional service and other revenues decreased 27.6% from $3.7 million in the first six months of fiscal 2003 to $2.7 million in the first six months of fiscal 2004. Professional service revenues for the first six months of fiscal 2004 included approximately $500,000 relating to services associated with new products that we had previously deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased almost 41%, reflecting fewer large professional service engagements.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 71.6% from $422,000 in the first six months of fiscal 2003 to $724,000 in the first six months of fiscal 2004, representing 2.4% and 3.0%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in cost of software license revenues is consistent with the increase in license revenues. Additionally, the first six months of fiscal 2003 included a first-quarter benefit from negotiating more favorable terms with respect to a royalty agreement.

o Cost of maintenance revenues consists primarily of personnel costs related to Customer Satisfaction. The cost of maintenance revenues increased 8.6% from $3.0 million in the first six months of fiscal 2003 to $3.3 million in the first six months of fiscal 2004, representing 16.1% and 16.2%, respectively, of maintenance revenues in those periods. The first six months of fiscal 2003 included a first-quarter benefit from negotiating more favorable terms with respect to a royalty agreement. Additionally, the cost of maintenance revenues increased due to increased staffing and personnel-related costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues decreased 17.4% from $3.6 million in the first six months of fiscal 2003 to $3.0 million in the first six months of fiscal 2004, representing 97.6% and 111.3%, respectively, of professional service and other revenues in those periods. The cost of professional service for the first six months of fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had previously deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 31%, primarily due to a decrease in third-party vendor costs. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to efforts to develop this business and the related dedication of more internal resources. In addition, there were lower gross margins recognized on certain contracts for the implementation of newer products. The gross profit for professional service and other revenue is also dependent on the level of revenues generated, since there are substantial fixed personnel costs associated with the professional service operations.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 5.3% from $17.4 million in the first six months of fiscal 2003 to $18.3 million in the first six months of fiscal 2004, representing 43.2% and 39.2%, respectively, of total revenues in those periods. Sales and marketing expenses increased primarily due to increased incentive compensation costs as a result of increased license revenues and higher personnel costs (reflecting increased headcount) offset by lower depreciation costs and bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 16.3% from $8.5 million in the first six months of fiscal 2003 to $9.9 million in the first six months of fiscal 2004, representing 21.2% and 21.3%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to increased personnel costs arising from the acquisition of the Contenuity Software and increased headcount, as well as increased subcontractor fees.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 12.2% from $5.1 million in the first six months of fiscal 2003 to $5.7 million in the first six months of fiscal 2004, representing 12.7% and 12.2%, respectively, of total revenues in those periods. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

o Acquired in-process research and development expenses of $910,000 recorded in the second quarter of fiscal 2003 related to the acquisition of the Contenuity Software and certain other assets of Cytura. For a further discussion of this charge, see the section entitled "Acquired in-process research and development" above for details.

o Facilities restructuring expenses of $194,000 in the second quarter of fiscal 2003 consisted of an accrual for a loss on the Company's leases for two of its sales offices. For a further discussion of this charge, see the section entitled "Facilities restructuring" above for details.

   As of December 31, 2002, the Company had $31,000 remaining in the facilities restructuring accrual, which will be paid in future periods in accordance with the plan provisions.

Interest income and other income (expense):

      Interest income, net of interest expense, was $714,000 in the first six months of fiscal 2003 and $900,000 in the first six months of fiscal 2004. The increase in interest income is primarily attributable to higher interest from installment receivables partially offset by lower returns on investment. Other income (expense) is comprised of gain on investments and foreign currency transactions. Gain on investments of $113,000 during the first six months of fiscal 2003 was the result of the sale of Mobius's remaining investment in Intelidata stock in the first quarter of fiscal 2003. During both six month periods, foreign currency transactions were insignificant.

Provision for income taxes:

      The provision for income taxes was $834,000 in the first six months of fiscal 2003 and $2.6 million in the first six months of fiscal 2004. The effective tax rate was 43.0% and 39.0% for the first six months of fiscal 2003 and the first six months of fiscal 2004, respectively. The difference between the effective tax rate and the statutory rate for the first six months of fiscal 2003 and the first six months of fiscal 2004 is primarily attributable to foreign losses for which no tax benefit has been recognized and by foreign taxes paid in certain jurisdictions for which no U.S. foreign tax credit is available. The lower effective tax rate in the current period was primarily due to an increase in U.S. taxable income relative to foreign losses in jurisdictions for which no tax benefit can be recognized.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of December 31, 2003, Mobius had cash and cash equivalents of $37.8 million, an increase of $0.5 million from the $37.3 million held at June 30, 2003, and $2.7 million higher than the end of the prior quarter (September 30, 2003). The improvement over the prior quarter was primarily due to earnings, an increase in accounts payable and accrued expenses and cash generated from the exercise of stock options by employees and employee stock purchases, partially offset by an increase in software license installment receivables and a reduction in deferred revenue. As of December 31, 2003, September 30, 2003 and June 30, 2003, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

                                      *****

      Net cash provided by operating activities was $3.5 million in the first six months of fiscal 2003 compared with net cash used in operating activities of $1.0 million during the first six months of fiscal 2004. Mobius's primary sources of cash during the first six months of fiscal 2004 were from improved results of operations and increased accounts payable and accrued expenses and deferred income taxes. These sources were offset by increased software license installment receivables, which increased 40.5% from $23.5 million at June 30, 2003 to $33.0 million at December 31, 2003. Software license installment receivables, which represent payments due from customers for license fees that are paid over the term of the installment agreement, increased due to a proportionately greater amount of current license revenues being financed by the Company. For additional information, see the section entitled, "Software License Installments Receivables" below. Mobius's depreciation and amortization expense adjustment in operating activities decreased 42.7% from $1.6 million in the first six months of fiscal 2003 to $933,000 in the first six months of fiscal 2004. Deferred revenue increased 0.8% from $26.9 million at June 30, 2003 to $27.1 million at December 31, 2003. Net accounts receivable increased 6.5% from $10.6 million at June 30, 2003 to $11.2 million at December 31, 2003.

      Net cash provided by investing activities was $1.9 million in the first six months of fiscal 2003 compared with net cash used in investing activities of $760,000 in the first six months of fiscal 2004. During the first six months of fiscal 2003, the Company sold marketable securities of $2.5 million. For the first six months of fiscal 2003 and 2004, cash of $677,000 and $760,000, respectively, was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $384,000 in the first six months of fiscal 2003 and $1.7 million in the first six months of fiscal 2004. In the first six months of fiscal 2003 and 2004, the cash was provided by the exercise of stock options by employees and employee stock purchases.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of December 31, 2003, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                                 Operating
                                                                  Leases
Year Ended:                                                       ------
----------

December 31, 2004                                                 $ 2,814
December 31, 2005                                                   2,571
December 31, 2006                                                   2,163
December 31, 2007                                                   1,855
December 31, 2008                                                   1,809
Thereafter                                                          2,431
                                                                  -------
Total minimum lease payments                                      $13,643
                                                                  =======


      In addition to the commitments shown above, the Company is committed to make future purchases of approximately $300,000.

      In compliance with the leases of the Company's corporate headquarters in Rye, NY and a sales office in Chicago, IL, the landlords hold letters of credit issued by two banks totaling in the aggregate $325,000, secured by a certificate of deposit and a money market account.

      On October 11, 2002 (the "Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction since, during the fourth quarter of fiscal 2003, the average closing price of the Company's common stock for a 30-day period exceeded specified amounts set forth in the agreement. During the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January, 2004.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2003 and December 31, 2003, approximately 79% and 81%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $819,000 and $1.0 million at June 30, 2003 and December 31, 2003, respectively.

Software License Installments Receivable

      As of December 31, 2003, software license installments amounted to $33.0 million, an increase of 40.5% compared with the June 30, 2003 balance of $23.5 million. The increase reflects an increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that the Company began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are ViewDirect TCM product bundles that offer customers technology solutions through application-based licensing with, generally, license terms of five years. The Company believes the practice of providing financing enhances our competitive position. Since payments are made over multiple reporting periods, software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis. Mobius provides financing to customers that meet our specified standards of creditworthiness. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 6% of total software license installments, and 70% of the total is comprised of customers with balances under $600,000. As of June 30, 2003 and December 31, 2003, software license installments reserves were $671,000 and $500,000, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues increased 0.8% from $26.9 million at June 30, 2003 to $27.0 million at December 31, 2003. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of December 31, 2003, current deferred revenues totaled $22.1 million and non-current deferred revenues totaled $4.9 million. It is anticipated that current deferred revenues of $22.1 million will be recognized as revenues within the next twelve months.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. As the buyer has been delinquent on these payments since June 2001, no license revenue relating to this agreement was recognized in the first six months of fiscal 2003 or the first six months of fiscal 2004.

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

      Historically, Mobius's business experienced significant seasonality, with revenues typically peaking in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). Fluctuations have historically been caused by customer purchasing patterns and Mobius's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs may alter these historical seasonality patterns.

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

Extended Payment Risk

      The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms, the related financing period is generally 3 to 5 years. During the six months ended December 31, 2003, there was a 40.5% increase in software license installments receivable, reflecting a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that Mobius began to market in the latter part of fiscal 2003 under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

      Mobius has established reserves against possible future bad debts and believes that these installment contracts are enforceable, that the underlying companies provided financing have strong credit profiles and that ultimate collection is probable. There can be no assurances, however, that customers will not default under such financing arrangements. Any such default could have a material adverse effect on Mobius's business, operating results and financial condition.

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

International Sales and Operations

      Mobius believes that its revenues and future operating results will depend in part on its ability to increase sales in international markets. As a group, Mobius's international subsidiaries have been unprofitable to date, and Mobius expects that achieving profitability will continue to require significant management attention and financial resources. There can be no assurance that Mobius will be able to maintain or increase international market demand for its products or attract and retain qualified personnel who will be able to successfully market its products internationally. Mobius's international sales are subject to the general risks inherent in doing business internationally, including:

     o   unexpected changes in regulatory requirements;
     o   tariffs and other trade barriers;
     o costs and difficulties of localizing products for international countries;
     o   lack of acceptance of localized products in international countries;
     o   longer accounts receivable payment cycles;
     o   difficulties in managing international operations;
     o   fluctuations in currency exchange rates;
     o   potentially adverse tax consequences;
     o   restrictions on the repatriation of earnings;
     o   the burdens of complying with a wide variety of international laws; and
     o   economic instability.

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

Increased Investment in Professional Services

      Mobius has committed significant resources to the development of its professional services business which provides implementation assistance and training related to Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that an increase in investment in professional services will result in an increase in revenues. For example, professional services revenues decreased in the first six months of fiscal 2004 compared with the comparable period in fiscal 2003. In addition, the Company has experienced negative gross margins related to this business during the six months ended December 31, 2003. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding and operating the professional services business will not be greater than revenues generated therefrom.

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

      Mobius's success depends to a significant extent upon its executive management and certain other key employees. The loss of the service of executive management or other key employees could have a material adverse effect on Mobius. Furthermore, Mobius believes that its future success also will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and Mobius expects that such competition will continue for the foreseeable future. Mobius has from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on Mobius's business, operating results and financial condition.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of December 31, 2003, Mobius held no marketable securities.

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

Item 4. - CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(d) Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

      Mobius held its Fiscal 2003 Annual Meeting of Stockholders on December 16, 2003. The matters submitted to a vote of stockholders were the election of two members of the Board of Directors to the class of directors whose terms expire at the Fiscal 2006 Annual Meeting of Stockholders (the "2006 Annual Meeting"), approval of an amendment to the 1996 Stock Incentive Plan (the "1996 Plan"), approval of an amendment to the 1998 Employee Stock Purchase Plan (the "1998 Plan") and the ratification of the appointment by the Audit Committee of Mobius's independent auditors.

      Mobius's stockholders elected Mitchell Gross and Gary G. Greenfield to the Board of Directors, to hold office until the 2006 Annual Meeting and until their respective successors are duly elected and qualified. The results of the voting were as follows:

            Mitchell Gross
            --------------

            Voted for         16,287,911
            Withheld           1,019,891

            Gary G. Greenfield
            ------------------

            Voted for         16,660,241
            Withheld             647,561

      Mobius's stockholders approved an amendment to the 1996 Plan to allow the Stock Option Committee to delegate to one or more officers of the Company the authority to designate individuals who will receive awards under the 1996 Plan, subject to certain restrictions. The results of the voting were as follows:

            Voted for         13,347,095
            Against            1,246,285
            Abstained              4,800

      Mobius's stockholders approved an amendment to the 1998 Plan to increase the maximum number of shares of Mobius's common stock available for issuance under the 1998 Plan from 1,150,000 to 1,650,000. The results of the voting were as follows:

            Voted for         14,077,358
            Against              516,320
            Abstained              4,502

      Mobius's stockholders ratified the appointment by the Audit Committee of PricewaterhouseCoopers LLP as Mobius's independent auditors for the fiscal year ending June 30, 2004. The results of the voting were as follows:

            Voted for         17,269,677
            Against               35,875
            Abstained              2,250


Item 5. - Other Information

None.

Item 6. - Exhibits and Reports on Form 8-K

(a)         Exhibits

            Exhibit No.     Description
            -----------     -----------

            3.1(1)          Form of Second Amended and Restated Certificate of
                            Incorporation of the Registrant.
            3.2(1)          Form of Restated By-Laws of the Registrant.
            4.1(1)          Specimen certificate representing the Common Stock.
            10.1(2)         Amendment No. 2 to Mobius Management Systems, Inc.
                            1996 Stock Incentive Plan.*
            10.2(3)         Amendment No. 3 to Mobius Management Systems, Inc.
                            1996 Stock Incentive Plan.*
            10.3(4)         Amendment No. 3 Mobius Management Systems, Inc. 1998
                            Employee Stock Purchase Plan.*
            10.4            Description of Raymond F. Kunzmann's Compensation,
                            dated as of December 16, 2003.*
            31.1            CEO Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
            31.2            CFO Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
            32.1            CEO Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.
            32.2            CFO Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.

            * Management contract or compensatory plan or arrangement.

            (1) Filed as an exhibit to Mobius's Registration Statement on Form
                S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference to the same exhibit number.

            (2) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s
                Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

            (3) Filed as Exhibit No. 10.2 to Mobius Management Systems, Inc.
                Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.

            (4) Filed as Exhibit No. 10.5 to Mobius Management Systems, Inc.
                Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.


(b)         Reports on Form 8-K

            (1) On October 23, 2003, Mobius furnished a Form 8-K under Item 12, Results of Operations and Financial Condition, to report that Mobius issued a press release announcing, among other things, its preliminary financial results for its fiscal first quarter of 2004.

            (2) On December 16, 2003, Mobius filed a Form 8-K under Item 5, Other Events and Required FD Disclosure, to announce the appointment of Raymond F. Kunzmann as chief financial officer and senior vice president of finance.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 2004

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Raymond F. Kunzmann
                                             ------------------------------
                                                  Raymond F. Kunzmann
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)