Form 10-Q
period 2004-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2004-05-14
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2004

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ||

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act):   YES   | |   NO   |X|

      Number of shares outstanding of the issuer's common stock as of May 10,
2004

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               18,273,090

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2003 and March 31, 2004

               Consolidated Statements of Operations
                Three months and nine months ended March 31, 2003 and 2004

               Consolidated Statements of Stockholders' Equity
                Nine months ended March 31, 2004

               Consolidated Statements of Cash Flows
                Nine months ended March 31, 2003 and 2004

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                             June 30,        March 31,
                                                               2003            2004
                                                             --------        --------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 37,315        $ 35,658
  Accounts receivable, net of allowances of $819 and
    $635, respectively                                         10,551           9,282
  Software license installments, current portion                8,017          11,990
  Other current assets                                          2,897           2,407
                                                             --------        --------
        Total current assets                                   58,780          59,337

Software license installments, net of allowance for
  doubtful accounts of $671 and $496, respectively             15,435          21,646
Property and equipment, net                                     4,546           4,363
Deferred income taxes, non-current                                328           2,221
Other non-current assets                                        2,729           2,518
                                                             --------        --------
        Total assets                                         $ 81,818        $ 90,085
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $ 15,726        $ 16,307
  Deferred revenues                                            21,306          21,022
  Deferred income taxes                                         2,869           4,642
                                                             --------        --------
        Total current liabilities                              39,901          41,971

Deferred revenues                                               5,560           4,769
                                                             --------        --------
        Total liabilities                                      45,461          46,740
                                                             --------        --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    22,879,401 and 23,619,363 shares,
    respectively; outstanding 17,525,178 and
    18,265,140 shares, respectively                                 2               2
  Additional paid-in capital                                   50,653          54,255
  Retained earnings                                             1,466           4,454
  Accumulated other comprehensive income                          218             616
  Treasury stock, at cost, 5,354,223 shares                   (15,982)        (15,982)
                                                             --------        --------
        Total stockholders' equity                             36,357          43,345
                                                             --------        --------

Total liabilities and stockholders' equity                   $ 81,818        $ 90,085
                                                             ========        ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                             Three Months Ended               Nine Months Ended
                                                                  March 31,                        March 31,
                                                           2003             2004             2003             2004
                                                           ----             ----             ----             ----

Revenues:
  Software license                                       $  9,443         $  6,410         $ 27,367         $ 30,414
  Maintenance                                               9,890           10,024           28,541           30,070
  Professional service and other                            1,204            1,397            4,873            4,054
                                                         --------         --------         --------         --------
    Total revenues                                         20,537           17,831           60,781           64,538
                                                         --------         --------         --------         --------

Cost of revenues:
  Software license                                            431              148              853              872
  Maintenance                                               1,775            1,730            4,772            4,986
  Professional service and other                            1,184            1,580            4,764            4,536
                                                         --------         --------         --------         --------
    Total cost of revenues                                  3,390            3,458           10,389           10,394
                                                         --------         --------         --------         --------

Gross profit                                               17,147           14,373           50,392           54,144
                                                         --------         --------         --------         --------

Operating expenses:
  Sales and marketing                                       8,954            8,201           26,347           26,514
  Research and development                                  4,795            5,379           13,332           15,309
  General and administrative                                2,772            2,763            7,867            8,477
  Acquired in-process research and development               --               --                910             --
  Facilities restructuring                                   --               --                194             --
                                                         --------         --------         --------         --------
    Total operating expenses                               16,521           16,343           48,650           50,300
                                                         --------         --------         --------         --------

Income (loss) from operations                                 626           (1,970)           1,742            3,844

Interest income, net                                          422              465            1,136            1,365
Other income (expense)                                        112              (62)             222              (83)
                                                         --------         --------         --------         --------

Income (loss) before income taxes                           1,160           (1,567)           3,100            5,126

Provision for (benefit from) income taxes                    (166)            (471)             668            2,138
                                                         --------         --------         --------         --------

Net income (loss)                                        $  1,326         $ (1,096)        $  2,432         $  2,988
                                                         ========         ========         ========         ========

Basic earnings (loss) per share                          $   0.08         $  (0.06)        $   0.14         $   0.17
Basic weighted average shares outstanding                  17,416           18,178           17,333           17,862
Diluted earnings (loss) per share                        $   0.07         $  (0.06)        $   0.14         $   0.15
Diluted weighted average shares outstanding                17,930           18,178           17,685           19,996

     See accompanying notes to unaudited consolidated financial statements.


                                        MOBIUS MANAGEMENT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     NINE MONTHS ENDED MARCH 31, 2004
                                       (Unaudited, in thousands)


                                                                            Accumulated
                                Common Stock       Additional                  Other        Treasury Stock        Total
                              -----------------     Paid-in    Retained    Comprehensive   ----------------    Stockholders'
                               Shares    Amount     Capital    Earnings       Income       Shares    Amount       Equity
                              -------    ------    ----------  ---------   -------------   ------    ------    -------------

Balance at June 30, 2003       17,526   $      2   $ 50,653    $  1,466      $    218        5,354   $(15,982)    $ 36,357
Net income                       --         --         --         2,988           --           --        --          2,988
Change in other
  comprehensive income, net
  of tax                         --         --         --          --             398         --         --            398
                                                                                                                     -----
  Comprehensive income                                                                                               3,386

Stock options exercised           588       --        3,175        --            --           --         --          3,175
Stock purchase plan, net
  of tax                          151       --          427        --            --           --         --            427
                               ------   --------   --------    --------      --------     --------   --------    ---------
Balance at March 31, 2004      18,265   $      2   $ 54,255    $  4,454      $    616        5,354   $(15,982)    $ 43,345
                               ===========================================================================================


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Nine Months Ended
                                                                  March 31,
                                                             2003           2004
                                                           --------       --------
Cash flows provided by (used in) operating activities:
Net income                                                 $  2,432       $  2,988
                                                           --------       --------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Deferred income taxes                                         370          1,229
  Depreciation and amortization                               2,405          1,370
  Other                                                         298           --
Change in operating assets and liabilities:
  Accounts receivable, net                                    5,435          1,269
  Software license installments                              (8,025)       (10,184)
  Other assets                                                 (748)           546
  Accounts payable and accrued expenses                      (2,214)           581
  Deferred revenue                                            4,287         (1,075)
                                                           --------       --------
  Total adjustments                                           1,808         (6,264)
                                                           --------       --------
Net cash provided by (used in) operating activities           4,240         (3,276)
                                                           --------       --------

Cash flows provided by (used in) investing activities:
  Sale of marketable securities                               2,536           --
  Capital expenditures                                         (944)        (1,035)
                                                           --------       --------
Net cash provided by (used in) investing activities           1,592         (1,035)
                                                           --------       --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                   53          1,962
  Cash received from employee stock purchase plan               331            291
                                                           --------       --------
Net cash provided by financing activities                       384          2,253
                                                           --------       --------

Effect of exchange rate changes on cash and cash
equivalents                                                     157            401
                                                           --------       --------

Net change in cash and cash equivalents                       6,373         (1,657)
Cash and cash equivalents at beginning of period             31,099         37,315
                                                           --------       --------
Cash and cash equivalents at end of period                 $ 37,472       $ 35,658
                                                           ========       ========

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest                                                 $      5       $      6
  Income taxes, net of refunds                             $   (500)      $    141

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2003 and March 31, 2004 and for the three and nine month periods ended March 31, 2003 and 2004 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

      GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has used its best efforts in establishing good faith estimates and assumptions. Actual results, however, may differ.

      Mobius Management Systems, Inc. ("Mobius" or the "Company") is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of Mobius's financial position, results of operations and changes in cash flow. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                              Three Months Ended March 31,
                         -------------------------------------------------------------------------
                                         2003                              2004
                         ----------------------------------   ------------------------------------
                         Net Income                  Per       Net Income                  Per
                          (Loss)        Shares      Share        (Loss)        Shares      Share
                        (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                        -----------  -------------  ------     -----------  -------------  ------
Basic EPS:
Net income (loss)         $1,326                                $(1,096)
                          ======                                ========
Weighted average shares
 outstanding                            17,416                                 18,178
Basic earnings
  (loss) per share                                  $0.08                                  $(0.06)
                                                    =====                                  ======
Diluted EPS:
Net income (loss)         $1,326                                $(1,096)
                          ======                                =======
Dilutive effect of
 stock options                             514                                      -
                                        ------                                 ------
Weighted average shares
 outstanding                            17,930                                 18,178
                                       =======                                 ======
Diluted earnings
  (loss) per share                                  $0.07                                  $(0.06)
                                                    =====                                 =======


                                              Nine Months Ended March 31,
                         -------------------------------------------------------------------------
                                         2003                              2004
                         ----------------------------------   ------------------------------------
                                                     Per                                    Per
                         Net Income     Shares      Share       Net Income     Shares      Share
                        (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
                        -----------  -------------  ------     -----------  -------------  ------
Basic EPS:
Net income                $2,432                                 $2,988
                          ======                                 ======
Weighted average
  shares outstanding                    17,333                                 17,862
Basic earnings
  per share                                         $0.14                                   $0.17
                                                    =====                                   =====
Diluted EPS:
Net income                $2,432                                 $2,988
                          ======                                 ======
Dilutive effect of
  stock options                            352                                  2,134
                                       -------                                 ------
Weighted average
  shares outstanding                    17,685                                 19,996
                                       =======                                 ======
Diluted earnings
  per share                                         $0.14                                   $0.15
                                                    =====                                   =====

      Certain outstanding stock options for the three and nine months ended March 31, 2003, representing an aggregate of 2,561,972 and 2,807,427 shares of common stock, respectively, and certain outstanding stock options for the three and nine months ended March 31, 2004, representing an aggregate of 2,203,524 and 335,133 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and nine months ended March 31, 2003 and 2004.

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

(4)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                  Useful     June 30,  March 31,
                                                   Life       2003       2004
                                                   ----       ----       ----

      Computer equipment                         2-5 years   $7,265     $8,144
      Furniture, fixtures and office equipment    5 years     1,437      1,499
      Leasehold improvements                    5-15 years    4,026      4,069
                                                             ------    -------
                                                             12,728     13,712
      Less accumulated depreciation and amortization         (8,182)    (9,349)
                                                             ------    -------
      Property and equipment, net                            $4,546    $ 4,363
                                                             ======    =======

      Depreciation and amortization expense on property and equipment was $730,000 and $377,000 for the three months ended March 31, 2003 and 2004, respectively, and $2.2 million and $1.2 million for the nine months ended March 31, 2003 and 2004, respectively.

(5)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,       March 31,
                                                          2003           2004
                                                          ----           ----

      Accounts payable                                  $ 3,110        $ 2,223
      Compensation and related benefits                   6,934          7,717
      Royalties payable                                   1,025          1,075
      Other                                               4,657          5,292
                                                        -------        -------

                                                        $15,726       $ 16,307
                                                        =======       ========

(6)  Stock Incentive Plan

      The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense related to employee stock options since options are granted at exercise prices equal to the fair market value on the date of grant. The following table presents the effect on the Company's net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):


                                                         Three Months Ended               Nine Months Ended
                                                              March 31,                        March 31,
                                                       2003              2004            2003              2004
                                                       ----              ----            ----              ----

Net income (loss), as reported                       $   1,326        $  (1,096)       $   2,432        $   2,988
Add: Stock-based compensation
  expense included in reported net
  income (loss), net of tax                                  7             --                 43             --
Less: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of tax                              (341)            (162)            (946)          (1,002)
                                                     ---------        ---------        ---------        ---------
Pro forma net income (loss)                          $     992        $  (1,258)       $   1,529        $   1,986
                                                     =========        =========        =========        =========

Basic net income (loss) per share- as reported       $    0.08        $   (0.06)       $    0.14        $    0.17
Basic net income (loss) per share- pro forma         $    0.06        $   (0.07)       $    0.09        $    0.11
Diluted net income (loss) per share-as reported      $    0.07        $   (0.06)       $    0.14        $    0.15
Diluted net income (loss) per share- pro forma       $    0.06        $   (0.07)       $    0.09        $    0.10

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2004 was $1.54 and $8.14 on the date of grant, respectively. The per share weighted average fair value of stock options granted during the nine months ended March 31, 2003 and 2004 was $1.44 and $6.67 on the date of grant, respectively. Grants during the three and nine months ended March 31, 2003 assumed 110% of volatility, expected dividend yield of 0.0% and an expected life of 3.1 years and 3.3 years, respectively. Grants during the three and nine months ended March 31, 2004 assumed 106% and 107% of volatility, expected dividend yield of 0.0% and an expected life of 4.3 years and 3.6 years, respectively. The assumed risk free interest rate on the date of grants for the three and nine months ended March 31, 2003 and the three months ended March 31, 2004 was 2.8% and for the nine months ended March 31, 2004 was 3.2%.

(7)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income (loss) for the three and nine months ended March 31, 2003 and 2004 is as follows (in thousands):


                                            Three Months Ended      Nine Months Ended
                                                 March 31,              March 31,
                                            2003          2004       2003      2004
                                            ----          ----       ----      ----

Net income (loss)                          $1,326      $(1,096)      $2,432   $2,988
Unrealized marketable securities loss           -            -          (99)       -
Unrealized translation gain (loss)            (42)        (122)         157      398
                                         ----------------------     ----------------
Comprehensive income (loss)                $1,284      $(1,218)      $2,490   $3,386
                                         ======================     ================

(8)  Commitments and Contingencies

      In compliance with the leases of the Company's corporate headquarters in Rye, NY and a sales office in Chicago, IL, the landlords hold letters of credit issued by two banks totaling in the aggregate $325,000, secured by a certificate of deposit and a money market account.

(9)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this transaction was recognized in the three and nine months ended March 31, 2003 and 2004.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and is currently pursuing actions to enforce the judgment. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

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

      The balance of the facilities restructuring accrual and the transactions for the nine months ended March 31, 2004 are as follows (in thousands):

                            June 30,      Cash        Other       March 31,
                              2003      Payments   Adjustments      2004
                              ----      --------   -----------      ----
  Rent and related
    facilities expenses      $ 112        $55        $ (41)          $16
                             =====        ===        ======          ===

(11)  Cytura Asset Acquisition

      On October 11, 2002 (the "Cytura Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Additionally, under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the Company's common stock for a 30-day period in the thirteen months following the Cytura Closing Date exceeded specified amounts set forth in the agreement. During the fiscal fourth quarter of 2003, the average closing price of the Company's common stock exceeded such specified amount. Accordingly, during the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January, 2004.

      A portion of the purchase price for the Contenuity Software and the other Cytura assets has been allocated to completed technology ($900,000) and goodwill ($1,236,000). Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. Accordingly, during the nine months ended March 31, 2004, the Company had amortized $180,000 of the completed technology, and will amortize $60,000 during the remainder of fiscal 2004 and $240,000 in each of the fiscal years 2005 and 2006.

      The following table reflects the unaudited pro forma combined results of operations for the nine months ended March 31, 2003 of the Company and Cytura on the basis that the Cytura acquisition had taken place at the beginning of the 2003 fiscal year (in thousands). The pro forma information for the 2004 fiscal year has been intentionally omitted as the Company's reported operating results for the 2004 fiscal year include the effect of the Cytura acquisition for the full three and nine month periods ended March 31, 2004.

                                                  Nine months Ended
                                                    March 31, 2003
                                                    --------------
                                                      Pro Forma
                                                      ---------
Revenues                                               $61,075
Net income                                              $2,061
Basic and diluted earnings per share                     $0.12


(12)  Subsequent Event - eManage Asset Acquisition

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of privately-held eManage Inc. ("eManage"). eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. On the eManage Closing Date, Mobius paid eManage approximately $2.4 million in cash for the acquired assets, which was paid from the Company's existing cash balances. In addition, pursuant to the Asset Purchase and Sale Agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved through the period ended June 30, 2005.

      The purchase of the technology and certain other assets of eManage will be recorded using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations," which requires the allocation of the purchase price to the acquired assets based on fair market value. It is anticipated that, following a third party valuation of the acquired assets, a portion of the purchase price will be allocated to in-process research and development. Any amount of the purchase price allocated as such will be charged to expense in Mobius's fiscal fourth quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended March 31, 2003 and 2004, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors and concerns about transaction security on the Internet. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

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

      The Company's ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both "human-created" content -- generated by desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content as well as products that support content-intensive applications including Web site, digital asset and document management; business process management; imaging; Internet presentment and payment; records management; enterprise report distribution; check image archive; and an audit and balancing facility that monitors the accuracy and consistency of enterprise data. With the acquisition of the assets of eManage Inc. ("eManage"), the Company will also provide comprehensive e-mail archiving and records management, including interfaces to products such as Microsoft's SharePoint. For additional information on the eManage acquisition, see the section entitled "Liquidity and Capital Resources" below.

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

      Management believes that its significant judgments and estimates used in the preparation of Mobius's consolidated financial statements are influenced by the following critical accounting policies:

Revenue Recognition

      The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance revenues from renewable support and software enhancements and professional service revenues from consulting activities performed for license customers. Revenue from software license contracts includes fees related to licenses with terms generally of 3, 5 or 15 years.

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

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. The discount is recognized as interest income over the term of the arrangement. Mobius is investigating the opportunity to assign individual installment receivables to third party financial institutions to manage the Company's cash flow.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                   March 31,
                                                    2003         2004             2003       2004
                                                    ----         ----             ----       ----

Revenues:
  Software license                                  46.0%       36.0%             45.0%      47.1%
  Maintenance                                       48.1        56.2              47.0       46.6
  Professional service and other                     5.9         7.8               8.0        6.3
                                                 -------       -----             -----      -----
    Total revenues                                 100.0       100.0             100.0      100.0
                                                 -------       -----             -----      -----

Cost of revenues:
  Software license                                   2.1         0.8               1.4        1.4
  Maintenance                                        8.6         9.7               7.9        7.7
  Professional service and other                     5.8         8.9               7.8        7.0
                                                 -------       -----             -----      -----
    Total costs of revenues                         16.5        19.4              17.1       16.1
                                                 -------       -----             -----      -----

Gross profit                                        83.5        80.6              82.9       83.9
                                                 -------       -----             -----      -----

Operating expenses:
  Sales and marketing                               43.6        46.0              43.4       41.1
  Research and development                          23.3        30.2              21.9       23.7
  General and administrative                        13.5        15.5              12.9       13.1
  Acquired in-process research
    and development                                   --          --               1.5        --
  Facilities restructuring                            --          --               0.3        --
                                                 -------       -----             -----      -----
    Total operating expenses                        80.4        91.7              80.0       77.9
                                                 -------       -----             -----      -----

Income (loss) from operations                        3.1       (11.1)              2.9        6.0

Interest income, net                                 2.1         2.6               1.9        2.1
Other income (expense)                               0.5        (0.3)              0.3       (0.2)
                                                 -------       -----             -----      -----
Income (loss) before income taxes                    5.7        (8.8)              5.1        7.9

Provision for (benefit from) income taxes           (0.8)       (2.6)              1.1        3.3
                                                 -------       -----             -----      -----

Net income (loss)                                    6.5%       (6.2)%             4.0%       4.6%
                                                 =======       =====             =====      =====

Executive Overview

      Total revenues in the third quarter of fiscal 2004 of $17.8 million were 13.2% lower than revenues of $20.5 million in the same period last year. This quarter was impacted by a number of large transactions that for several reasons, including protracted negotiations of terms and delays in our customers' approval process, did not close as anticipated. It appears that these conditions may be an ongoing trend that could have an impact on future quarters. The Company is attempting to alleviate the impact of this trend by simplifying some of its contract and financial terms. There can be no assurance that the Company will be successful in closing these transactions as anticipated. Operating loss in the third quarter of fiscal 2004 was $2.0 million, or (11.1)% of revenues, as compared with operating income of $626,000, or 3.1% of revenues, in the same period last year. Net loss for the third quarter of fiscal 2004 was $1.1 million, or ($0.06) per share, as compared with net income of $1.3 million, or $0.07 per diluted share, in the same period last year.

      Total revenues in the first nine months of fiscal 2004 of $64.5 million were 6.2% higher than revenues of $60.8 million in the same period last year. The increase in revenues was due to higher license revenues resulting largely from the success of our offering of "Solution Packs," as well as an increase in maintenance revenues resulting from the growth in software licenses covered by maintenance agreements and increased maintenance fees. Operating income in the first nine months of fiscal 2004 was $3.8 million, or 6.0% of revenues, as compared with $1.7 million, or 2.9% of revenues, in the same period last year. Last year's results included second-quarter charges for acquired in-process research and development and facilities restructuring of $910,000 and $194,000, respectively. Net income for the first nine months of fiscal 2004 was $3.0 million, or $0.15 per diluted share, as compared with $2.4 million, or $0.14 per diluted share, in the same period last year.

      The Company believes that the content management markets in which we operate will experience growth in the near term and that our recent product introductions and the e-mail archiving and records management technology acquired from eManage will provide additional opportunities for growth. However, market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. There are no assurances that the growth in the overall content management market or the success of our recent products, such as WorkflowDirect(TM), ViewDirect(R) Total Content Integrator and ViewDirect-ABS, as well as acquired technology, will develop as anticipated.

      The Company also believes that customers are focusing on purchasing solutions for particular applications that have well defined rates of return, as well as on simplifying their environments to gain access to disparate repositories and content throughout their organization quickly and easily. To address these purchasing patterns, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs" during the latter part of fiscal 2003. Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements, generally with license terms of five years. In marketing our Solution Packs, the Company offers extended payment terms to some of our customers, which we believe enhances the Company's competitive position. However, there are no assurances that the offering of Solution Packs will continue to have positive results. Mobius continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

      Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

Revenues:

o Total revenues decreased 13.2% from $20.5 million in last year's quarter to $17.8 million this quarter. Domestic revenues decreased 26.2% from $18.4 million in last year's quarter to $13.6 million this quarter. International revenues increased 99.7% from $2.1 million in last year's quarter to $4.2 million this quarter. Approximately 15% of the increase in international revenues was a result of the change in the exchange rates from the prior year's quarter. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003.

o Software license revenues decreased 32.1% from $9.4 million in last year's quarter to $6.4 million this quarter. This decrease was due to a number of large transactions that for several reasons, including protracted negotiations of terms and delays in our customers' approval process, did not close in the quarter as anticipated.

o Maintenance revenues remained relatively flat, totaling $9.9 million in last year's quarter and $10.0 million this quarter. The slight increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company, which was offset by a decrease in the rate of maintenance charged on "Solution Packs". During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value, and annual maintenance for Solution Packs is typically based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

o Professional service and other revenues increased 16.0% from $1.2 million in last year's quarter to $1.4 million this quarter, reflecting an increase in the number of professional service engagements.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 65.7% from $431,000 in last year's quarter to $148,000 this quarter, representing 4.6% and 2.3%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in cost of revenue as a percentage of revenues is primarily due to a mix of less software license revenue on which the Company pays royalties. The lower overall expense amount is consistent with lower software license revenues for the quarter.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Satisfaction group. The cost of maintenance revenues decreased 2.5% from $1.8 million in last year's quarter to $1.7 million this quarter, representing 17.9% and 17.3%, respectively, of maintenance revenues in those quarters. The decrease in cost of maintenance revenues is primarily due to increased utilization of Customer Satisfaction personnel in research and development projects and the classification of the related costs as research and development expense. This decrease was partially offset by increases in personnel costs, subcontractor costs and third-party royalty costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs directly associated with providing professional services. The cost of professional service and other revenues increased 33.4% from $1.2 million in last year's quarter to $1.6 million this quarter. These costs as a percentage of professional service and other revenues increased from 98.3% in last year's quarter to 113.1% in this quarter. The cost of professional service increased due to higher third-party vendor costs and lower margins on the implementation of newer products.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 8.4% from $9.0 million in last year's quarter to $8.2 million this quarter, representing 43.6% and 46.0%, respectively, of total revenues in those quarters. The decrease in sales and marketing expenses was primarily attributable to lower sales incentive compensation as a result of lower license revenue.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 12.2% from $4.8 million in last year's quarter to $5.4 million this quarter, representing 23.3% and 30.2%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to higher headcount and related costs associated with continued development of new products and additional quality control resources.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses remained flat, totaling $2.8 million in both last year's quarter and this quarter, representing 13.5% and 15.5%, respectively, of total revenues in those quarters.

Interest income and other income (expense):

      Interest income, net of interest expense, was $422,000 in last year's quarter and $465,000 in this quarter. The increase in interest income is attributable to higher interest from increased installment receivables balances, partially offset by lower returns on investments. Other income (expense), comprised of foreign currency transactions, was a gain of $112,000 in last year's quarter and a loss of $62,000 this quarter.

Benefit from income taxes:

      The benefit from income taxes was $166,000 (effective tax benefit rate of 14.3%) in last year's quarter and $471,000 (effective tax benefit rate of 30.1%) in this quarter. Last year's quarter included a $700,000 tax benefit resulting from the resolution of certain tax matters. Excluding the $700,000 tax benefit, the effective tax rate was 46.0% for last year's quarter. The difference between the effective tax rate in the current quarter as compared with the effective tax rate in last year's quarter (exclusive of the $700,000 tax benefit) was primarily due to an increase in foreign taxes for which no U.S. foreign tax credit was available and to a decrease in losses in certain foreign jurisdictions for which no tax benefit had been recognized.

      Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2004

Revenues:

o Total revenues increased 6.2% from $60.8 million in the first nine months of fiscal 2003 to $64.5 million in the first nine months of fiscal 2004. Domestic revenues decreased 4.0% from $52.6 million in the first nine months of fiscal 2003 to $50.5 million in the first nine months of fiscal 2004. International revenues increased 71.4% from $8.2 million in the first nine months of fiscal 2003 to $14.1 million in the first nine months of fiscal 2004. Approximately 15% of the increase in international revenues was a result of the change in the exchange rates from the same period last year. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first nine months of fiscal 2003, as compared with the first nine months of fiscal 2004.

     o Software license revenues increased 11.1% from $27.4 million in the first nine months of fiscal 2003 to $30.4 million in the first nine months of fiscal 2004. This increase is attributable to the success of "Solution Packs," which Mobius began to market in the latter part of fiscal 2003, and a nominal improvement in the overall economy.

     o Maintenance revenues increased 5.4% from $28.5 million in the first nine months of fiscal 2003 to $30.1 million in the first nine months of fiscal 2004. The increase in maintenance revenue is primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value, and annual maintenance for Solution Packs is typically based on 10% of the contract value. If a significant portion of the Company's revenues is derived from Solution Packs and its customer base remains the same, maintenance revenues could potentially decrease.

     o Professional service and other revenues decreased 16.8% from $4.9 million in the first nine months of fiscal 2003 to $4.1 million in the first nine months of fiscal 2004. Professional service revenues for the first nine months of fiscal 2004 included approximately $500,000 relating to services associated with new products that we had previously deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased almost 27%, reflecting fewer large professional service engagements.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues remained relatively flat, totaling $853,000 in the first nine months of fiscal 2003 and $872,000 in the first nine months of fiscal 2004, representing 3.1% and 2.9%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The slight increase in cost of software license revenues is consistent with the increase in license revenues. Additionally, the first nine months of fiscal 2003 included a first-quarter benefit from negotiating more favorable terms with respect to a royalty agreement.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Satisfaction group. The cost of maintenance revenues increased 4.5% from $4.8 million in the first nine months of fiscal 2003 to $5.0 million in the first nine months of fiscal 2004, representing 16.7% and 16.6%, respectively, of maintenance revenues in those periods. The first nine months of fiscal 2003 included a fiscal first-quarter benefit from negotiating more favorable terms with respect to a royalty agreement. Additionally, the cost of maintenance revenues decreased in the current year due to the increased utilization of Customer Satisfaction personnel in research and development projects and the classification of the related costs as research and development expense. The impact of these items was offset by increased staffing and personnel-related costs.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues decreased 4.8% from $4.8 million in the first nine months of fiscal 2003 to $4.5 million in the first nine months of fiscal 2004, representing 97.8% and 111.9%, respectively, of professional service and other revenues in those periods. The cost of professional service for the first nine months of fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had previously deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 15%, primarily due to a decrease in third-party vendor costs. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to lower margins on the implementation of newer software products.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses remained relatively flat, totaling $26.3 million in the first nine months of fiscal 2003 and $26.5 million in the first nine months of fiscal 2004, representing 43.4% and 41.1%, respectively, of total revenues in those periods. Sales and marketing expenses increased slightly due to higher personnel costs (reflecting increased headcount), offset by lower depreciation costs and bad debt expense.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY and Orlando, FL and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 14.8% from $13.3 million in the first nine months of fiscal 2003 to $15.3 million in the first nine months of fiscal 2004, representing 21.9% and 23.7%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to higher headcount and related costs associated with continued development of newer products, additional quality control resources and personnel added with the acquisition of the Contenuity Software.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 7.8% from $7.9 million in the first nine months of fiscal 2003 to $8.5 million in the first nine months of fiscal 2004, representing 12.9% and 13.1%, respectively, of total revenues in those periods. The increase in general and administrative expenses is primarily attributable to higher personnel costs and professional fees, offset by lower depreciation costs.

o Acquired in-process research and development expenses relate to the acquisition of the Contenuity Software and certain other assets of Cytura Corp. ("Cytura") in the second quarter of fiscal 2003. A portion of the purchase price was allocated to acquired in-process research and technology. (For a further discussion of the acquisition of the Contenuity Software and certain other assets of Cytura, see the section entitled "Liquidity and Capital Resources" below.) Since the technological feasibility of the research and development projects had not yet been achieved and Mobius believed such projects had no alternative future use, the acquired in-process research and development was expensed in the quarter of acquisition. As a result, the Company recorded a charge of $910,000 in the second quarter of fiscal 2003.

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

     As of March 31, 2004, the Company had $16,000 remaining in the facilities restructuring accrual, which will be paid in future periods in accordance with the plan provisions.

Interest income and other income (expense):

      Interest income, net of interest expense, was $1.1 million in the first nine months of fiscal 2003 and $1.4 million in the first nine months of fiscal 2004. The increase in interest income is primarily attributable to higher interest from increased installment receivables balances, partially offset by lower returns on investment and lower cash balances. Other income (expense) is comprised of gain on investments and foreign currency transactions. Gain on investments of $113,000 during the first nine months of fiscal 2003 was the result of the sale of Mobius's remaining investment in Intelidata stock in the first quarter of fiscal 2003. Foreign currency gains were $109,000 in the first nine months of fiscal 2003 and foreign currency losses of $83,000 in the first nine months of fiscal 2004.

Provision for income taxes:

      The provision for income taxes was $668,000 (effective tax rate of 21.5%) in the first nine months of fiscal 2003 and $2.1 million (effective tax rate of 41.7%) in the first nine months of fiscal 2004. The tax provision for the first nine months of fiscal 2003 includes a third-quarter tax benefit of $700,000 resulting from the resolution of certain tax matters. Excluding the $700,000 tax benefit, the effective tax rate was 44.1% for the first nine months of fiscal 2003. The lower effective tax rate in the current period as compared with the prior period (exclusive of the $700,000 tax benefit) was primarily due to a decrease in losses in certain foreign jurisdictions for which no tax benefit had been recognized.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of March 31, 2004, Mobius had cash and cash equivalents of $35.7 million, a decrease of $1.6 million from the $37.3 million held at June 30, 2003. The decrease was primarily due to an increase in software license installment receivables, substantially offset by net cash earnings, a decrease in accounts receivable and cash generated from the exercise of stock options by employees and employee stock purchases. As of March 31, 2004 and June 30, 2003, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. Mobius is investigating the opportunity to assign individual installment receivables to third party financial institutions to manage the Company's cash flow.

                                    *****

      Net cash provided by operating activities was $4.2 million in the first nine months of fiscal 2003 compared with net cash used in operating activities of $3.3 million during the first nine months of fiscal 2004. Mobius's primary sources of cash during the first nine months of fiscal 2004 were from results of operations, increased deferred income taxes and decreased accounts receivable. These sources were offset by increased software license installment receivables, which increased 43.4% from $23.5 million at June 30, 2003 to $33.6 million at March 31, 2004. Software license installment receivables, which represent payments due from customers for license fees that are paid over the term of the installment agreement, increased due to a proportionately greater amount of current license revenues being financed by the Company. For additional information, see the section entitled, "Software License Installments Receivables" below. Mobius's depreciation and amortization expense adjustment in operating activities decreased 43.0% from $2.4 million in the first nine months of fiscal 2003 to $1.4 million in the first nine months of fiscal 2004. Deferred revenue decreased 4.0% from $26.9 million at June 30, 2003 to $25.8 million at March 31, 2004. Net accounts receivable decreased 12.0% from $10.6 million at June 30, 2003 to $9.3 million at March 31, 2004.

      Net cash provided by investing activities was $1.6 million in the first nine months of fiscal 2003 compared with net cash used in investing activities of $1.0 million in the first nine months of fiscal 2004. During the first nine months of fiscal 2003, the Company sold marketable securities of $2.5 million. For the first nine months of fiscal 2003 and 2004, cash of $944,000 and $1.0 million, respectively, was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $384,000 in the first nine months of fiscal 2003 and $2.3 million in the first nine months of fiscal 2004. In the first nine months of fiscal 2003 and 2004, the cash was provided by the exercise of stock options by employees and employee stock purchases.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of March 31, 2004, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                            Operating
                                                             Leases
                                                             ------
Year Ended:
----------

March 31, 2005                                              $ 2,768
March 31, 2006                                                2,540
March 31, 2007                                                2,058
March 31, 2008                                                1,835
March 31, 2009                                                1,818
Thereafter                                                    2,051
                                                           --------
Total minimum lease payments                               $ 13,070
                                                           ========


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

      On October 11, 2002 (the "Cytura Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. Additionally, under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the Company's common stock for a 30-day period in the thirteen months following the Cytura Closing Date exceeded specified amounts set forth in the agreement. During the fiscal fourth quarter of 2003, the average closing price of the Company's common stock exceeded such specified amount. Accordingly, during the fourth quarter of fiscal 2003, the Company recorded goodwill and a payable to Cytura of $800,000 reflecting the requirement to pay this amount. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January, 2004.

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of privately-held eManage Inc. ("eManage"). eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. On the eManage Closing Date, Mobius paid eManage approximately $2.4 million in cash for the acquired assets, which was paid from the Company's existing cash balances. In addition, pursuant to the Asset Purchase and Sale Agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved through the period ended June 30, 2005.

      The Company continues to evaluate potential acquisition candidates whose products or technology would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2003 and March 31, 2004, approximately 79% and 70%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $819,000 and $635,000 at June 30, 2003 and March 31, 2004, respectively.

Software License Installments Receivable

      As of March 31, 2004, software license installments amounted to $33.6 million, an increase of 43.4% compared with the June 30, 2003 balance of $23.5 million. The increase reflects an increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that the Company began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are ViewDirect TCM product bundles that offer customers technology solutions through application-based licensing with, generally, license terms of five years. The Company believes the practice of providing financing enhances our competitive position. Since payments are made over multiple reporting periods, software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis. Mobius provides financing to customers that meet our specified standards of creditworthiness. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 6% of total software license installments, and 70% of the total is comprised of customers with balances under $600,000. As of June 30, 2003 and March 31, 2004, software license installments reserves were $671,000 and $496,000, respectively. Mobius is investigating the opportunity to assign individual installment receivables to third party financial institutions to manage the Company's cash flow.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues decreased 4.0% from $26.9 million at June 30, 2003 to $25.8 million at March 31, 2004. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of March 31, 2004, current deferred revenues totaled $21.0 million and non-current deferred revenues totaled $4.8 million. It is anticipated that current deferred revenues of $21.0 million will be recognized as revenues within the next twelve months.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in the first nine months of fiscal 2003 or the first nine months of fiscal 2004.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and is currently pursuing actions to enforce the judgment. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

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

      The timing, size and nature of individual license transactions are important factors in Mobius's quarterly operating results. Many of Mobius's license transactions involve large dollar commitments by customers, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the Company has recently experienced protracted negotiations of contract terms, as well as delays in our customers' approval process. It appears this may be an ongoing trend. There can be no assurance that Mobius will be successful in closing large license transactions within the fiscal period in which they are budgeted, if at all.

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

      Currently, the Company believes that external market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. This condition may continue to impact future quarterly operating results and have an adverse effect on Mobius.

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

Extended Payment Risk

      The Company offers extended payment terms to some of its customers. For software license contracts with extended payment terms, the related financing period is generally 3 to 5 years. During the nine months ended March 31, 2004, there was a 43.4% increase in software license installments receivable, reflecting a significant increase in licenses having extended payment terms, including licenses of ViewDirect TCM products that Mobius began to market in the latter part of fiscal 2003 under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. If the level of software license revenues financed by installments receivable continues at the current rate, the Company's cash position is likely to be adversely affected. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

Increased Investment in Professional Services

      Mobius has committed significant resources to the development of its professional services business which provides implementation assistance and training related to Mobius's packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that an increase in investment in professional services will result in an increase in revenues. For example, professional services revenues decreased in the first nine months of fiscal 2004 compared with the comparable period in fiscal 2003. In addition, the Company has experienced negative gross margins related to this business during the nine months ended March 31, 2004. There is no assurance that Mobius will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding and operating the professional services business will not be greater than revenues generated therefrom.

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

Management of Growth; Dependence on Executive Management, Other Key Employees and Subcontractors

      Mobius's ability to effectively manage its future growth, if any, will require Mobius to continue to improve its operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that Mobius will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage its growth, if any. In addition, management has stated that part of the Company's growth strategy is to make acquisitions of other businesses or certain assets of other businesses. There are no assurances that Mobius will be able to identify attractive acquisition candidates, consummate acquisition transactions or effectively integrate an acquired business into its operations. If Mobius is unable to manage growth organically or by acquisition effectively, its business, operating results or financial condition would be materially adversely affected.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of March 31, 2004, Mobius held no marketable securities.

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

Item 4. - CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 5. - Other Information

None.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

            Exhibit No.       Description
            -----------       -----------

            3.1(1)            Form of Second Amended and Restated Certificate of
                              Incorporation of the Registrant.
            3.2(1)            Form of Restated By-Laws of the Registrant.
            4.1(1)            Specimen certificate representing the Common
                              Stock.
            10.1(2)           Amendment No. 2 to Mobius Management Systems, Inc.
                              1996 Stock Incentive Plan.*
            10.2(3)           Amendment No. 3 to Mobius Management Systems, Inc.
                              1996 Stock Incentive Plan.*
            10.3(4)           Amendment No. 3 Mobius Management Systems, Inc.
                              1998 Employee Stock Purchase Plan.*
            10.4(5)           Description of Raymond F. Kunzmann's Compensation,
                              dated as of December 16, 2003.*
            31.1              CEO  Certification  pursuant  to Section  302 of
                              the Sarbanes-Oxley Act of 2002.
            31.2              CFO  Certification  pursuant  to Section  302 of
                              the Sarbanes-Oxley Act of 2002.
            32.1              CEO  Certification  pursuant  to Section  906 of
                              the Sarbanes-Oxley Act of 2002.
            32.2              CFO  Certification  pursuant  to Section  906 of
                              the Sarbanes-Oxley Act of 2002.

     * Management contract or compensatory plan or arrangement.

     (1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference to the same exhibit number.
     (2) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
     (3) Filed as Exhibit No. 10.2 to Mobius Management Systems, Inc. Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.
     (4) Filed as Exhibit No. 10.5 to Mobius Management Systems, Inc. Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.
     (5) Filed as Exhibit No. 10.4 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.


(b)   Reports on Form 8-K

     (1) On January 27, 2004, Mobius furnished a Form 8-K under Item 12, Results of Operations and Financial Condition, to report that Mobius issued a press release announcing, among other things, its preliminary financial results for its second quarter and first six months of fiscal 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2004

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Raymond F. Kunzmann
                                             -------------------------------
                                                  Raymond F. Kunzmann
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)