Form 10-K
period 2004-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2004-09-10
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark one)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM __ TO__

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

      Indicate by check mark whether the registrant is an accelerated filer as
defined by Rule 12b-2 of the Securities Exchange Act of 1934: Yes |x|    No | |

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, as reported on NASDAQ, was approximately $83.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 20, 2004, the Registrant had 18,296,808 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.

ITEM 1.     Business
ITEM 2.     Properties
ITEM 3.     Legal Proceedings
ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.     Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.     Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.    Controls and Procedures
ITEM 9B.    Other Information

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant
ITEM 11.    Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.    Certain Relationships and Related Transactions
ITEM 14     Principal Accountant Fees and Services

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING STATEMENTS

      Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, long and unpredictable sales cycle, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, concerns about transaction security on the Internet, changes in accounting for employee stock options and impact of recently enacted and proposed regulations. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" in Item 1 - Business. Forward-looking statements included in this annual report are based on information known to Mobius as of the date of this annual report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

      Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius" or the "Company") is a leading provider of integrated solutions for total content management ("TCM"). Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Benelux, Switzerland, Australia and Japan. Mobius's corporate headquarters is located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers business- and operations mission-critical content -- documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      The Company's ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both "human-created" content -- generated by desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content repositories, as well as products that support content-intensive applications including:

    o   Web site, digital asset and document management;
    o   e-mail management;
    o   records management;
    o   business process management;
    o   high-volume imaging;
    o   enterprise report distribution;

    o   check image archive;
    o   e-presentment and payment; and
    o an audit and balancing facility that monitors the accuracy and consistency of enterprise data.


Industry Background

      It is estimated that there are billions of pages of content available on the Web alone, in addition to vast quantities of business- and operations mission-critical documents, reports, images and transactions that support internal operations. Organizations struggle to gather and deliver disparate content and deliver it in the necessary form for the appropriate audience. The challenge is compounded by the variety of documents and formats now used in day-to-day business operations. These include bills, statements, check images, report output, scanned forms, e-mail, transactions, policies, correspondence, Web elements, audio, video and more.

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

      Mobius's ViewDirect TCM suite of products for total content management addresses the critical, strategic imperative to integrate and manage this diverse content and make it available to employees, customers, partners and suppliers in support of e-business initiatives and internal operations. ViewDirect TCM comprises the following components:

    o Content integration: via a single integrated repository or by direct access to multiple, disparate repositories;

    o E-mail management: enables the capture, classification, access and retention of incoming and outgoing e-mails to enforce corporate policy, facilitate regulatory compliance, reduce the costs of legal discovery and improve e-mail system performance;

    o Records management: a full life-cycle management capability for all electronic and non-electronic records, featuring simultaneous support for multiple record repositories and extending records management functionality to Microsoft's SharePoint Portal Server;

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

    o Check image archive: a complete repository-based system for managing and delivering check images and associated documents; and

    o Audit and balancing: monitoring data within and across business applications and platforms to ensure correctness and consistency.

      The ViewDirect TCM architecture is scalable and open, supporting a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.

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

    o ViewDirect is market-leading software for high-volume storage, high-speed indexed access and electronic distribution of enterprise information.

    o ViewDirect Total Content Integrator provides integrated access to multiple disparate repositories.

    o ViewDirect Contenuity(R) is a comprehensive platform for Web site implementation and management, document and digital asset management and content publishing.

    o ViewDirect E-mail Management captures, organizes and applies retention rules to incoming and outgoing e-mails, creating a secure, searchable archive that is accessible to users and to compliance and legal officers.

    o ViewDirect Records Management, a full lifecycle management solution for all corporate records, includes an option for managing records associated with Microsoft's SharePoint products.

    o WorkflowDirect(R) is a Java-based business process platform for designing and building workflow applications that connect the enterprise with customers, partners and suppliers.

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

Sales and Marketing

      The Company sells and markets its products primarily through a direct sales force located in 20 offices worldwide. These sales offices are located in the United States, Canada, the United Kingdom, France, Germany, Italy, Switzerland, Sweden, the Netherlands, Australia, Japan and Singapore, as well as a network of agents in Central and South America, Europe, Middle East, Africa and Asia.

      In marketing some of our products, the Company offers extended payment terms to certain of our customers, which we believe enhances our competitive position. For a further discussion of our policy on offering extended payment terms to our customers, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Customer Satisfaction

      Mobius provides twenty-four hour, seven-day-a-week customer support and product support services for all its products through support centers in the United States, the United Kingdom and Australia.

Research and Development

      The Company intends to continue to make investments in research and development to enhance its product lines. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Expenditures for research and development were $15.7 million, $18.0 million and $20.8 million for the fiscal years ended June 30, 2002, 2003 and 2004, respectively. Mobius believes that its future success will, in large part, depend on its ability to maintain and improve current products and develop and acquire new products that meet the emerging needs of the marketplace. The Company's research and development efforts focus on designing and developing reliable and easy-to-use products. Mobius's product development cycle (from funding a product development project until the new product is shipped to the marketplace) is generally less than six months, which enables the Company to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. The Company divides its development team into groups delineated by product functionality and employs development tools to facilitate short development cycles for functional enhancements while maintaining product reliability.

Employees

      As of June 30, 2004, Mobius employed 459 people: 147 in Sales and Marketing; 139 in Research and Development; 66 in Customer Satisfaction; 66 in General and Administrative; and 41 in Professional Services. None of the employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and believes it has a good relationship with its employees. The Company believes that its future success will depend upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

      No single customer accounted for 10% or more of consolidated revenues in fiscal years 2002, 2003 or 2004.

Competition

      The market for Mobius's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. A description of the competitive environment in which the Company does business is set forth below under the heading "Factors Affecting Future Performance."

Intellectual Property

      Mobius's success is heavily dependent upon its confidential and proprietary intellectual property. Mobius relies primarily on a combination of confidentiality agreements, copyright, patent, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. A description of the risks involved in the protection of the Company's intellectual property is set forth below under the heading "Factors Affecting Future Performance."

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

      We operate in a rapidly changing economic and technological environment that involves numerous risks and uncertainties. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect our business, operating results or financial condition. Many of these risks and uncertainties are beyond our control and are driven by factors that we cannot predict.

o Our operating results are subject to significant fluctuations and uncertainties, our business has experienced significant seasonality, and it is difficult for us to predict future revenues.

      Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results are expected to fluctuate as a result of a variety of factors, including mix of products, lengthy product sales cycles, general domestic and international economic conditions, demand for our products, changes in the level of operating expenses, introductions of new products and product enhancements by us or our competitors and competitive conditions in the industry.

      The timing, size and nature of individual license transactions are important factors in our quarterly operating results. Many of our license transactions involve large dollar commitments by customers, and the sales cycles for these transactions are often lengthy and unpredictable. There can be no assurance that we will be successful in closing large license transactions within the fiscal period in which they are budgeted, if at all.

      Historically, our business has experienced significant seasonality, with revenues typically peaking in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). Fluctuations have historically been caused by customer purchasing patterns and our sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs may alter these historical seasonality patterns.

      Currently, we believe that external market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. For example, during the third quarter of fiscal 2004, our operating results were impacted by a number of transactions that for several reasons, including protracted negotiations of terms and delays in our customers' approval process, did not close as anticipated. We believe that this trend is also affecting other vendors in the market. This condition may continue to impact future quarterly operating results and have an adverse effect on Mobius.

      Due to all of the foregoing factors and other factors described below, revenues for any period are subject to significant variation, and we believe that period-to-period comparisons of our operating results are not necessarily meaningful and may not be reliable indicators of future performance.

o Our products have a long and unpredictable sales cycle, which could result in significant fluctuations in license revenue being recognized from quarter to quarter.

      The period between initial contact with a prospective customer or existing customer and the licensing of our software applications can range from three to more than twelve months. Our sales cycle involves complexity as customers consider a number of factors before committing to purchase our products. Factors considered by customers when evaluating our products include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend a significant amount of time and resources informing prospective customers about our software products, which may not result in a completed transaction. Even if our software products have been chosen by the customer, completion of the sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales transactions to close.

      During fiscal 2004, our sales cycles continued to lengthen due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

o If we are unable to keep pace with technological changes in our industry, our products may become obsolete or fail to achieve market acceptance.

      The market for our software products is characterized by a high degree of technological change, frequent new product introductions, evolving industry standards and changes in customer demands. The introduction of competitive products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our future success will depend in part on our ability to enhance existing products, develop and introduce new products to meet diverse and evolving customer requirements, and keep pace with technological developments and emerging industry standards such as Web-based functionality, new operating systems, hardware platforms, user interfaces and storage media. The development of new products or enhanced versions of existing products and services entails significant technical risks. There can be no assurance that we will be successful in developing and marketing product enhancements or that new products will respond to technological change or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development, introduction, implementation and marketing of these products and enhancements, or that any new products and product enhancements we may introduce will achieve market acceptance.

o We offer extended payment terms to many of our customers, and we cannot be sure that those customers will be able to pay us.

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. During the fiscal year ended June 30, 2004, there was a 55.8% increase in software license installments receivable, reflecting a significant increase in licenses having extended payment terms, including licenses of our ViewDirect TCM products that we began to market in the latter part of fiscal 2003 under the term "Solution Packs." Solution Packs are bundles of server products and client products designed to address specific customer applications and requirements with, generally, license terms of five years. We recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation ("GECC"), which provides enhanced flexibility in offering financing alternatives to our customers. We have not yet assigned any of our receivables to GECC. If the level of software license revenues financed by installments receivable continues at the current rate and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

      We have established reserves against possible future bad debts and believe that these installment contracts are enforceable, that the underlying companies provided financing have strong credit profiles, that we have a history of successfully enforcing original payment terms and that ultimate collection is probable. There can be no assurances, however, that customers will not default under such financing arrangements. A significant default could have a material adverse effect on our business, operating results and financial condition.

o     We rely significantly on one suite of products for our revenues.

      To date, a substantial portion of our revenues is attributable to the licensing and related maintenance service of our ViewDirect TCM suite of products. We currently expect this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

o We face intense competition in our business, and we may be unable to compete successfully against our current and future competitors.

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the most important competitive factors in the market for content management software are breadth of functionality, scalability, breadth of supported operating systems and content formats, vendor viability, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. We currently encounter direct competition from a number of public and private companies including IBM Corp., FileNet Corporation, EMC Corporation, BMC Software, Inc. and Quest Software, Inc., as well as a number of smaller competitors in niche markets.

      Some of our competitors are substantially larger than we are and have significantly greater financial, technical and marketing resources, and a larger installed base of customers, than we have. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for content management software continues to develop and expand. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Some of our competitors may also combine with, or be acquired by other parties, providing them with additional resources with which to compete.

      Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

o     We may be unable to maintain or expand our international operations.

      We believe that our revenues and future operating results will depend in part on our ability to increase sales in international markets. There can be no assurance that we will be able to maintain or increase international market demand for our products or attract and retain qualified personnel who will be able to successfully market our products internationally. The majority of our current international revenues are derived from the direct sales force of our wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographies through third-party agents. Our international sales are subject to the general risks inherent in doing business internationally, including:

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

There can be no assurance that any or all of the foregoing factors will not have a material adverse effect on our future international revenues, and consequently, on our business, operating results and financial condition.

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

o We may be unable to successfully expand or develop relationships with strategic partners which could adversely affect our future revenue growth.

      To date, sales through indirect sales channels have not been significant although we continue to invest resources to develop these channels. Our revenue growth in the future may be adversely affected if we do not expand existing relationships and establish additional relationships with strategic partners.

o We may be unable to generate sufficient revenues from our professional services business to cover the costs of our increased investment in that business.

      We have committed significant resources to the development of our professional services business which provides implementation assistance and training related to our packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that an increase in investment in professional services will result in an increase in revenues. For example, professional services revenues decreased in the fiscal year 2004 compared with fiscal year 2003. In addition, we have experienced negative gross margins related to this business during the fiscal year ended June 30, 2004. There is no assurance that we will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with expanding and operating the professional services business will not be greater than revenues generated therefrom.

o We may be unable to successfully protect our confidential and proprietary technology, and we may be required to defend our products against infringement claims.

      Our success depends heavily on our confidential and proprietary intellectual property. We rely primarily on a combination of confidentiality agreements, copyright, patent, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Trade secret, patent and copyright laws afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of attempting to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive technology.

      Our products are generally provided to customers in object code format only. However, we enter into arrangements with some of our customers that provide for the release of our source code to the customer upon the occurrence of certain events, such as our bankruptcy or insolvency or certain material breaches by us of the license agreement between us and our customer. In the event of any release of the source code pursuant to these arrangements, the customer's license is generally limited to use of the source code to maintain, support and configure our software products. Notwithstanding this protection, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse by third parties of our intellectual property.

      We are not aware that any of our products infringe on the proprietary rights of any third party. From time to time, however, a third party may claim infringement by us with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements for the right to use any such third party's proprietary rights. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

o If we are unable to license the technology that we need from third parties, our sales may be negatively impacted and our products may become obsolete.

      We rely on certain software and other information that we license from third parties, including software that is used to perform certain functions in our products. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. In addition, to a certain extent, we depend upon such third parties' abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, operating results and financial condition.

o Our products may contain defects, and we may be required to pay damages for product liability claims.

      Software products as complex as those offered by us frequently contain defects, especially when first introduced or when new versions are released. Although we conduct extensive product testing, we have in the past discovered software defects in certain of our new products and enhancements after their introduction. In the future, we could lose, or delay recognition of, revenues as a result of software errors or defects. We believe that our customers and potential customers are highly sensitive to defects in our software. Our business has not been materially adversely affected by any such errors to date. There can be no assurance, however, that despite testing by us and by our current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments. If there are errors, it could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, operating results and financial condition.

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of products by us may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business, operating results and financial condition.

o     We may be unable to effectively manage our future growth, if any.

      Our ability to effectively manage our future growth, if any, will require us to continue to improve our operational, financial and management controls, accounting and reporting systems, and other internal processes. There can be no assurance that we will be able to make such improvements in an efficient or timely manner or that any such improvements will be sufficient to manage our growth, if any. In addition, management has stated that part of our growth strategy is to make acquisitions of other businesses or certain assets of other businesses. There are no assurances that we will be able to identify attractive acquisition candidates, consummate acquisition transactions or effectively integrate an acquired business into our operations. If we are unable to manage growth organically or by acquisition effectively, our business, operating results or financial condition would be materially adversely affected.

o If we lose key personnel or subcontractors, then we may be unable to successfully develop our business or our research and development efforts.

      Our success depends to a significant extent upon our executive management and certain other key employees. The loss of the service of executive management or other key employees could have a material adverse effect on us. Furthermore, we believe that our future success also will depend to a significant extent upon our ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and we expect that such competition will continue for the foreseeable future. We have from time to time experienced difficulty in locating candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on our business, operating results and financial condition.

      We utilize development subcontractors in India and the Ukraine. The loss of services of these subcontractors could have a material adverse effect on our research and development.

o Customer concerns about the security of transactions conducted over the Internet may hinder our product sales.

      A significant barrier to electronic commerce and communications is the secure transmission of private information over public networks. Our products rely on encryption and authentication technology, some of which we have developed and some of which may be licensed from third parties, to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms our products use to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of our products, which could undermine future product sales.

o Our operating results may be affected if we are required to change our accounting for employee stock options.

      We currently account for the issuance of employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, we do not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The Financial Accounting Standards Board (FASB) has proposed changes to U.S. generally accepted accounting principles that, if implemented, would require companies to treat the granting of employee stock options as an expense. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 2, Significant Accounting Policies - Stock-Based Compensation, of the Notes to Consolidated Financial Statements for a more detailed presentation of our accounting for stock-based compensation plans.

o We have incurred increased costs in response to recently enacted and proposed regulations.

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, have caused us to incur increased costs as we evaluate and respond to the resulting requirements. Additionally, we have incurred and expect to incur on an ongoing basis increased accounting, audit and legal fees to assist us in assessing, implementing and complying with such rules. The new and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors. Although we are evaluating and monitoring developments with respect to these new and proposed rules, we cannot estimate the amount of the additional costs we may incur or the timing of such costs at this time.

ITEM 2. PROPERTIES

      Mobius is headquartered in Rye, New York, where it leases an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. Mobius leases an aggregate of approximately 65,000 additional square feet of space domestically and internationally for its sales offices. Mobius believes that these facilities are adequate to meet its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2004.

PART II.
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Mobius's common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since its initial public offering on April 27, 1998. According to records of Mobius's transfer agent, Mobius had approximately 43 stockholders of record as of August 20, 2004. Because many shares are held by brokers and other institutions on behalf of stockholders, Mobius is unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of Mobius's common stock on the NASDAQ National Market for the periods indicated.

     Quarter ended:                                        High        Low
     --------------                                        ----        ---
     September 30, 2002                                    $3.25      $1.88
     December 31, 2002                                     $2.45      $1.70
     March 31, 2003                                        $3.30      $2.30
     June 30, 2003                                         $9.95      $2.89
     September 30, 2003                                    $8.98      $5.90
     December 31, 2003                                    $16.90      $7.91
     March 31, 2004                                       $14.73      $8.19
     June 30, 2004                                        $10.00      $5.12

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

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended
June 30, 2004 are derived from the audited consolidated financial statements of Mobius. The financial statements for each of the years in the three-year period ended June 30, 2004 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated financial statements as of June 30, 2003 and 2004 and for each of the years in the three-year period ended June 30, 2004, and the reports thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.


                                                                               Years Ended June 30,
                                                          2000           2001           2002           2003          2004
                                                        --------------------------------------------------------------------

Consolidated Statement of Operations Data
  (in thousands, except per share data):
Revenues:
  Software license                                      $ 31,018       $ 39,321       $ 28,026       $ 38,353      $ 42,858
  Maintenance                                             27,785         33,174         34,776         38,448        40,151
  Professional service and other                           1,402          1,717          5,111          5,855         5,079
                                                        --------       --------       --------       --------      --------
          Total revenues                                  60,205         74,212         67,913         82,656        88,088
                                                        --------       --------       --------       --------      --------
Cost of revenues:
  Software license                                           946          1,219          1,128          1,146         1,115
  Maintenance                                              5,399          5,331          5,919          6,631         7,048
  Professional service and other                             671            817          5,035          5,934         5,506
                                                        --------       --------       --------       --------      --------
         Total cost of revenues                            7,016          7,367         12,082         13,711        13,669
                                                        --------       --------       --------       --------      --------
Gross profit                                              53,189         66,845         55,831         68,945        74,419
                                                        --------       --------       --------       --------      --------
Operating expenses (1):
  Sales and marketing                                     44,289         44,886         38,151         34,776        35,090
  Research and development                                14,823         16,267         15,741         18,025        20,797
  General and administrative                              12,086         10,460         10,380         10,838        11,397
  Acquired in-process research and development              --             --             --              910           956
  Facilities restructuring                                  --             --            1,394            194          --
                                                        --------       --------       --------       --------      --------
Total operating expenses                                  71,198         71,613         65,666         64,743        68,240
                                                        --------       --------       --------       --------      --------

Income (loss) from operations                            (18,009)        (4,768)        (9,835)         4,202         6,179
Interest income, net                                       2,872          2,680          1,659          1,514         1,840
Other income (expense)                                        44            211            143            220           (90)
Investment impairments                                    (2,220)          (718)          --             --            --
                                                        --------       --------       --------       --------      --------
Income (loss) before income taxes                        (17,313)        (2,595)        (8,033)         5,936         7,929
Provision for (benefit from) income taxes                 (5,417)          (605)        (2,812)         1,860         3,127
                                                        --------       --------       --------       --------      --------
Net income (loss)                                       $(11,896)      $ (1,990)      $ (5,221)      $  4,076      $  4,802
                                                        ========       ========       ========       ========      ========

Basic earnings (loss) per share(2)                      $  (0.66)      $  (0.11)      $  (0.30)      $   0.23      $   0.27
Basic weighted average shares outstanding(2)              17,988         18,225         17,459         17,363        17,964
Diluted earnings (loss) per share(2)                    $  (0.66)      $  (0.11)      $  (0.30)      $   0.23      $   0.24
Diluted weighted average shares outstanding(2)            17,988         18,225         17,459         18,089        19,937
Consolidated Balance Sheet Data
  (in thousands):
Total assets                                            $ 78,393       $ 75,515       $ 71,392       $ 81,818      $ 95,576
Total long-term obligations                                3,698          1,398          1,406          5,560         4,943
Stockholders' equity                                      40,591         38,470         31,120         36,357        45,139

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the years ended June 30, 2000, 2001, 2002 and 2003 aggregating $537, $277, $125 and $43, respectively. There was no such expense during fiscal 2004 since the entire expense was recognized prior to July 1, 2003.

(2) For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of the Company's operating results and changes in financial position over the periods discussed. This section should be read in conjunction with the Company's Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to the Company's fiscal years ended June 30, 2004 and June 30, 2003, respectively.

Executive Overview

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers business- and operations mission-critical documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      The Company's ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both "human-created" content -- generated by desktop applications -- and the "application-created" content -- generated by production computer systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content as well as products that support content-intensive applications including Web site, digital asset and document management; business process management; imaging; Internet presentment and payment; records management; enterprise report distribution; check image archive; and an audit and balancing facility that monitors the accuracy and consistency of enterprise data.

      During the fourth quarter of fiscal 2004, the Company acquired the technology and certain other assets of eManage Inc. ("eManage"), a privately held company that develops software solutions for e-mail archiving, records management and lifecycle management. The eManage software suite includes a complete records management facility for Microsoft's SharePoint Portal Server. It extends full records management functionality, including lifecycle management and records security, to the collaborative SharePoint document management environment. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, "Liquidity and Capital Resources" below. The Company continues to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance Mobius's strategic market position.

      The Company's total revenues increased from $67.9 million in fiscal 2002 to $82.7 million in fiscal 2003 to $88.1 million in fiscal 2004. Operating loss in fiscal 2002 was $9.8 million, or (14.5)% of revenues, as compared with operating income of $4.2 million, or 5.1% of revenues, in fiscal 2003 and $6.2 million, or 7.0% of revenues, in fiscal 2004. Excluding the charges for acquired in-process research and development of $910,000 in fiscal 2003 and $956,000 this year, operating income was $5.1 million, or 6.2% of revenues, in fiscal 2003 and $7.1 million, or 8.1% of revenues, in fiscal 2004. Net loss in fiscal 2002 was $5.2 million, or ($0.30) per share, as compared with net income of $4.1 million, or $0.23 per diluted share, in fiscal 2003 and $4.8 million, or $0.24 per diluted share, in fiscal 2004.

      Mobius derives its revenues from product licenses, related annual maintenance and professional services and other. This year, 48.6% of total revenues were generated from software licenses, 45.6% were generated from maintenance and 5.8% were generated from professional services and other. Software license revenues increased from $28.0 million in fiscal 2002 to $38.4 million last year to $42.9 million this year, due to increased licensing of Mobius products primarily by existing customers and, to a lesser extent, by new customers of the Company. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs combine server and client products designed to address specific customer applications and requirements. License terms on Solution Packs are generally five years, compared to the 15 year terms most commonly offered by the Company in prior periods. The Company offers extended payment terms to our customers, which we believe enhances the Company's competitive position. However, there are no assurances that the offering of Solution Packs or extended payment terms will continue to have positive results. Mobius continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. Additionally, the Company recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation, which provides enhanced flexibility in offering financing alternatives to our customers and to manage our cash flows.

      Maintenance revenues increased from $34.8 million in fiscal 2002 to $38.4 million last year to $40.2 million this year due primarily to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company, partially offset by a decrease in the rate of maintenance charged on Solution Packs. Maintenance revenue consists primarily of fees for customer support services and enhancements provided by the Company for its products. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in fiscal 2004, is generally based on 10% of contract value. If Solution Packs continue to comprise a significant portion of the Company's revenues and its customer base remains the same, maintenance revenues could potentially decrease.

      Professional service and other revenue increased from $5.1 million in fiscal 2002 to $5.9 million last year and decreased to $5.1 million this year. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. The decrease in revenues during fiscal 2004 reflects fewer large professional service engagements.

      International revenues increased this year to $18.4 million from $12.0 million last year. International revenues were $10.4 million in fiscal 2002. Approximately 15% of the increase in international revenues this year was a result of the change in the exchange rates from last year. The majority of Mobius's current international revenues are derived from the direct sales force of its wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographies through third-party agents. The Company's subsidiaries conduct business in the currency of the country in which they operate, exposing Mobius to currency fluctuations and currency transaction losses or gains, which are outside of Mobius's control.

      The Company believes that the content management markets in which we operate will experience growth in the near term and that our recent product introductions and the e-mail archiving and records management technology acquired will provide additional opportunities for growth. However, market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. The Company has also noticed a trend whereby there are delays in customers' approval processes due to protracted contractual negotiations. The Company is attempting to alleviate the impact of this trend by simplifying some of its contract and financial terms. However, there are no assurances that the growth in the overall content management market or the success of our newer products, such as

WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, ViewDirect(R) Total Content Integrator and ViewDirect-ABS, as well as acquired technology, will develop as anticipated.

      The Company also believes that customers are focusing on purchasing solutions for particular applications that have well defined rates of return, as well as on simplifying their environments to gain access to disparate repositories and content throughout their organization quickly and easily. To address these purchasing patterns, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs" (as discussed above) during the latter part of fiscal 2003. For fiscal 2004, license revenues from Solution Packs represented almost 60% of total license revenues. The Company anticipates continuing to actively market Solution Packs during fiscal 2005.

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

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Historically, Mobius's contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when the Company entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determined the portion of the contract price attributable to maintenance (which may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence exists or until all elements are delivered. Beginning in the third quarter of fiscal 2004, the vast majority of the Company's software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Accordingly, license revenue is recognized upon delivery of the software under the provisions of SOP 97-2 and SOP 98-9. Maintenance revenue is recognized ratably over the maintenance period.

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. The discount is recognized as interest income over the term of the arrangement. The Company recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation, which provides enhanced flexibility in offering financing alternatives to our customers and to manage our cash flows.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:


                                                                  Years Ended June 30,
                                                           2002            2003           2004
                                                         --------------------------------------

Revenues:
  Software license                                         41.3%           46.4%          48.6%
  Maintenance                                              51.2            46.5           45.6
  Professional service and other                            7.5             7.1            5.8
                                                          -----           -----          -----
          Total revenues                                  100.0           100.0          100.0
                                                          -----           -----          -----
Cost of revenues:
  Software license                                          1.7             1.4            1.3
  Maintenance                                               8.7             8.0            8.0
  Professional service and other                            7.4             7.2            6.2
                                                          -----           -----          -----
         Total cost of revenues                            17.8            16.6           15.5
                                                          -----           -----          -----
Gross profit                                               82.2            83.4           84.5
                                                          -----           -----          -----
Operating expenses:
  Sales and marketing                                      56.2            42.1           39.8
  Research and development                                 23.2            21.8           23.6
  General and administrative                               15.3            13.1           13.0
  Acquired in-process research and
   development                                               --             1.1            1.1
  Facilities restructuring                                  2.0             0.2            0.0
                                                          -----           -----          -----
  Total operating expenses                                 96.7            78.3           77.5
                                                          -----           -----          -----
Income (loss) from operations                             (14.5)            5.1            7.0
Interest income, net                                        2.5             1.8            2.1
Other income (expense)                                      0.2             0.2           (0.1)
                                                          -----           -----          -----
Income (loss) before income taxes                         (11.8)            7.1            9.0
Provision for (benefit from) income
 taxes                                                     (4.1)            2.2            3.5
                                                          -----           -----          -----
Net income (loss)                                          (7.7)%           4.9%           5.5%
                                                          =====           =====          =====

Year Ended June 30, 2002 Compared to Year Ended June 30, 2003 Compared to Year Ended June 30, 2004

Revenues:

o Total revenues increased 21.7% from $67.9 million in fiscal 2002 to $82.7 million in fiscal 2003 and increased 6.6% to $88.1 million in fiscal 2004. Domestic revenues increased 23.0% from $57.5 million in fiscal 2002 to $70.7 million in fiscal 2003 and decreased 1.5% to $69.7 million in fiscal 2004. International revenues increased 14.6% from $10.4 million in fiscal 2002 to $12.0 million in fiscal 2003 and increased 54.0% to $18.4 million in fiscal 2004. Approximately 15% of the increase in international revenues this year was a result of the change in the exchange rates from last year, while most of the increase in fiscal 2003 was due to the effect of the change in the exchange rates from fiscal 2002. We believe that the increase in international revenues in fiscal 2004 reflects the changes made in senior management and the continued investments in the international area. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the fiscal years ended June 30, 2002, 2003 and 2004.

o Software license revenues increased 36.8% from $28.0 million in fiscal 2002 to $38.4 million in fiscal 2003 and increased 11.7% to $42.9 million in fiscal 2004. License revenues increased in fiscal 2003 and 2004 primarily due to increased licensing of Mobius products by existing customers and, to a lesser extent, by new customers of the Company. Additionally, during fiscal 2004, license revenue increased due to a nominal improvement in the overall economy and the success of the Company's Solution Packs. During the latter part of fiscal 2003, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs combine server and client products designed to address specific customer applications and requirements with, generally, license terms of five years. Software license revenues from Solution Packs represented almost 60% of total license revenues.

o Maintenance revenues increased 10.6% from $34.8 million in fiscal 2002 to $38.4 million in fiscal 2003 and increased 4.4% to $40.2 million in fiscal 2004. The increases in maintenance revenues during these years were primarily attributable to the growth in the amount of licensed software covered by maintenance agreements and increases in the maintenance fees charged by the Company, offset by a decrease in the rate of maintenance charged on Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in fiscal 2004, is generally based on 10% of contract value. If Solution Packs continue to comprise a significant portion of the Company's revenues and its customer base remains the same, maintenance revenues could potentially decrease.

o Professional service and other revenues increased 14.6% from $5.1 million in fiscal 2002 to $5.9 million in fiscal 2003 and decreased 13.3% to $5.1 million in fiscal 2004. Professional service revenues increased during fiscal 2003 as a result of Mobius dedicating more resources to the development of the Company's professional service business and Mobius entering into more professional service arrangements. Professional service revenues for fiscal 2004 included approximately $500,000 relating to services associated with new products that we had deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased almost 22% in fiscal 2004. The decrease in revenues during fiscal 2004 reflects fewer large professional service engagements. Other revenues for all years were not significant.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues were $1.1 million in fiscal 2002, $1.2 million in fiscal 2003 and $1.1 million in fiscal 2004, representing 4.0%, 3.0% and 2.6%, respectively, of software license revenues in those years. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The slight decrease this year is due primarily to a decrease in license revenues for products relating to which Mobius pays royalties. In fiscal 2003, the slight increase was primarily attributable to higher royalties related to increased software license revenues that were subject to third-party royalties. Additionally, fiscal 2003 included a benefit from negotiating more favorable terms with respect to a royalty agreement.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 12.0% from $5.9 million in fiscal 2002 to $6.6 million in fiscal 2003 and increased 6.3% to $7.0 million in fiscal 2004, representing 17.0%, 17.2% and 17.6%, respectively, of maintenance revenues in those years. In fiscal 2003, the increase in cost of maintenance revenues is primarily attributable to increased staffing and personnel-related costs, partially offset by negotiating more favorable terms during fiscal 2003 with respect to a royalty agreement. In fiscal 2004, the increase in cost of maintenance revenues is primarily attributable to increased staffing and personnel-related costs. This increase was partially offset by the increased utilization of Customer Satisfaction personnel in research and development projects and the classification of the related costs as research and development expense.

o Cost of professional service and other revenues consists primarily of personnel and subcontractor costs associated with providing professional services. The cost of professional service and other revenues increased 17.9% from $5.0 million in fiscal 2002 to $5.9 million in fiscal

     2003 and decreased 7.2% to $5.5 million in fiscal 2004, representing 98.5%, 101.3% and 108.4% respectively, of professional service and other revenues in those years. In fiscal 2003, the cost of professional service and other revenues increased as the result of Mobius entering into more subcontractor arrangements. The cost of professional service for fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 15%, primarily due to a decrease in third-party vendor costs. The cost of professional service revenue as a percentage of professional service and other revenues has increased due to lower margins on the implementation of newer software.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 8.8% from $38.2 million in fiscal 2002 to $34.8 million in fiscal 2003 and increased 0.9% to $35.1 million for fiscal 2004, representing 56.2%, 42.1% and 39.8%, respectively, of total revenues in those years. In fiscal 2003, the decrease is primarily attributable to lower personnel costs (reflecting lower headcount), lower rent and depreciation costs and lower professional fees, partially offset by increased incentive compensation costs as a result of increased license revenues, and an increase in bad debt expense. In fiscal 2004, sales and marketing expenses increased slightly due to higher personnel costs (reflecting increased headcount), offset by lower depreciation costs, bad debt expense and savings due to modifications in the Company's incentive compensation plan.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 14.5% from $15.7 million in fiscal 2002 to $18.0 million in fiscal 2003 and increased 15.4% to $20.8 million for fiscal 2004, representing 23.2%, 21.8% and 23.6%, respectively, of total revenues in those years. The increase in fiscal 2003 is primarily attributable to increased personnel costs arising from the acquisition of the Contenuity Software and certain other assets of Cytura Corp. ("Cytura") and increased subcontractor fees. For a further discussion of the acquisition of the Contenuity Software and certain other assets of Cytura, see the section entitled, "Liquidity and Capital Resources" below. The increase in fiscal 2004 is primarily attributable to higher headcount and related costs associated with continued development of products, additional quality control resources and personnel added with the acquisition of the Contenuity Software.

o General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 4.4% from $10.4 million in fiscal 2002 to $10.8 million in fiscal 2003 and increased 5.2% to $11.4 million in fiscal 2004, representing 15.3%, 13.1% and 13.0%, respectively, of total revenues in those years. The increase in fiscal 2003 and 2004 is primarily attributable to higher personnel costs and professional fees (primarily due to Sarbanes-Oxley Act of 2002 requirements), offset by lower depreciation.

o Acquired in-process research and development expenses relate to the acquisition of the Contenuity Software and certain other assets of Cytura and the technology and certain other assets of eManage. A portion of the purchase price in each acquisition was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects had not yet been achieved and Mobius believed such projects had no alternative future use, the acquired in-process research and development was expensed in the year of acquisition. As a result, the Company recorded a charge of $910,000 in fiscal 2003 relating to the Cytura asset acquisition and $956,000 in fiscal 2004 relating to the eManage asset acquisition. Valuations prepared using the discounted net cash flow method were utilized to value the acquired in-process research and development expenses for both acquisitions.

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

     In connection with the second sales office, the Company recorded a facilities restructuring charge of $116,000 in fiscal 2003 representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned the space during fiscal 2003 and the Company believed that it was highly unlikely that it would be able to sublease this space for the remainder of the lease term.

     As of June 30, 2004, the Company had $6,000 remaining in the facilities restructuring accrual, which will be paid in future periods in accordance with the plan provisions.

Interest income and other income (expense):

      Interest income, net of interest expense, was $1.7 million, $1.5 million and $1.8 million in fiscal 2002, 2003, and 2004, respectively. The increase in interest income this year is primarily attributable to increased installments receivable balances, partially offset by lower returns on investment and lower cash balances. Other income (expense) is comprised of gain on investments and foreign currency transactions. Gain on investments of $148,000 and $113,000 during the fiscal years 2002 and 2003, respectively, was the result of the sale of Mobius's investment in Intelidata stock. Foreign currency losses were $5,000 in fiscal 2002 and $90,000 in fiscal 2004, compared with gains of $107,000 in fiscal 2003.

Provision for (benefit from) income taxes:

      The tax benefit from income taxes was $2.8 million (effective tax rate of (35.0)%) in fiscal 2002, compared to a tax provision of $1.9 million (effective tax rate of 31.3%) in fiscal 2003 and $3.1 million in fiscal 2004 (effective tax rate of 39.4%). The tax provision for fiscal 2003 includes a tax benefit of $700,000 resulting from the resolution of certain tax matters. Excluding the $700,000 tax benefit, the effective tax rate was 43.1% for the fiscal year 2003. The higher effective tax rate for fiscal 2003, excluding the $700,000 tax benefit, as compared with fiscal 2002, reflects the inability to benefit from losses of certain foreign subsidiaries and foreign taxes paid in certain jurisdictions for which no U.S. foreign tax credit was available. The lower effective tax rate this year as compared with last year (exclusive of the $700,000 tax benefit) was primarily due to a decrease in losses of certain foreign subsidiaries for which no tax benefit could be recognized.

Selected Quarterly Operating Results

      The following table presents certain unaudited consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2004. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.


                                                                                     Quarters Ended
                                 Sept.30,    Dec. 31,     March 31,     June 30,   Sept.30,    Dec. 31,     March 31,    June 30,
                                   2002        2002         2003          2003       2003        2003         2004         2004
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Revenues:
  Software license revenues      $  7,756    $ 10,168     $  9,443     $  10,986   $ 12,501    $ 11,503     $  6,410     $ 12,444
  Maintenance                       9,190       9,461        9,890         9,907     10,002      10,044       10,024       10,081
  Professional services and
    other                           1,968       1,701        1,204           982        908       1,749        1,397        1,025
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Total revenues                     18,914      21,330       20,537        21,875     23,411      23,296       17,831       23,550
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Cost of revenues:
  Software license revenues            88         334          431           293        335         389          148          243
  Maintenance                       1,482       1,515        1,775         1,859      1,694       1,562        1,730        2,062
  Professional service and
    other                           1,985       1,595        1,184         1,170      1,062       1,894        1,580          970
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Total cost of revenues              3,555       3,444        3,390         3,322      3,091       3,845        3,458        3,275
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Gross profit                       15,359      17,886       17,147        18,553     20,320      19,451       14,373       20,275
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Operating expenses (1):
  Sales and marketing               8,573       8,820        8,954         8,429      9,433       8,880        8,201        8,576
  Research and development          4,067       4,470        4,795         4,693      5,003       4,927        5,379        5,488
  General and administrative        2,430       2,665        2,772         2,971      2,810       2,904        2,763        2,920
  Acquired in-process research
    and development                  --           910         --            --         --          --           --            956
  Facilities restructuring           --           194         --            --         --          --           --           --
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Total operating expenses           15,070      17,059       16,521        16,093     17,246      16,711       16,343       17,940
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Income (loss) from operations         289         827          626         2,460      3,074       2,740       (1,970)       2,335
Interest income, net                  323         391          422           378        439         461          465          475
Other income (expense)                126         (16)         112            (2)       (14)         (7)         (62)          (7)
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Income (loss) before income
  taxes                               738       1,202        1,160         2,836      3,499       3,194       (1,567)       2,803
Provision for (benefit from)
  income taxes                        354    $    480         (166)        1,192      1,463    $  1,146         (471)         989
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Net income (loss)                $    384    $    722     $  1,326     $   1,644   $  2,036    $  2,048     $ (1,096)    $  1,814
                                 ========    ========     ========     =========   ========    ========     ========     ========

Basic earnings (loss)
  per share                      $   0.02    $   0.04     $   0.08     $    0.09   $   0.12    $   0.11     $  (0.06)    $   0.10
                                 ========    ========     ========     =========   ========    ========     ========     ========
Diluted earnings (loss)
  per share                      $   0.02    $   0.04     $   0.07     $    0.09   $   0.10    $   0.10     $  (0.06)    $   0.09
                                 ========    ========     ========     =========   ========    ========     ========     ========

As a Percentage of Total
  Revenues
Revenues:
 Software license revenues           41.0%       47.7%        46.0%         50.2%      53.4%       49.4%        36.0%        52.8%
 Maintenance                         48.6        44.3         48.1          45.3       42.7        43.1         56.2         42.8
 Professional service
   and other                         10.4         8.0          5.9           4.5        3.9         7.5          7.8          4.4
                                 --------    --------     --------     ---------   --------    --------     --------     --------
  Total revenues                    100.0       100.0        100.0         100.0      100.0       100.0        100.0        100.0
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Cost of revenues:
  Software license revenues           0.5         1.5          2.1           1.3        1.4         1.7          0.8          1.0
  Maintenance                         7.8         7.1          8.6           8.5        7.2         6.7          9.7          8.8
  Professional service and other     10.5         7.5          5.8           5.4        4.6         8.1          8.9          4.1
                                 --------    --------     --------     ---------   --------    --------     --------     --------
    Total cost of revenues           18.8        16.1         16.5          15.2       13.2        16.5         19.4         13.9
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Gross profit                         81.2        83.9         83.5          84.8       86.8        83.5         80.6         86.1
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Operating expenses (1):
  Sales and marketing                45.3        41.3         43.6          38.5       40.3        38.1         46.0         36.4
  Research and development           21.5        21.0         23.3          21.5       21.4        21.1         30.2         23.3
  General and administrative         12.9        12.5         13.5          13.6       12.0        12.5         15.5         12.4
  Acquired in-process research
    and development                  --           4.3         --            --         --          --           --            4.1
  Facilities restructuring           --           0.9         --            --         --          --           --           --
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Total operating expenses             79.7        80.0         80.4          73.6       73.7        71.7         91.7         76.2
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Income (loss) from operations         1.5         3.9          3.1          11.2       13.1        11.8        (11.1)         9.9
Interest income, net                  1.7         1.8          2.1           1.8        1.9         1.9          2.6          2.0
Other income (expense)                0.7        (0.1)         0.5           0.0       (0.1)        0.0         (0.3)         0.0
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Income (loss) before income
  taxes                               3.9         5.6          5.7          13.0       14.9        13.7         (8.8)        11.9
Provision for (benefit from)
  income taxes                        1.9         2.2         (0.8)          5.5        6.2         4.9         (2.6)         4.2
                                 --------    --------     --------     ---------   --------    --------     --------     --------
Net income (loss)                     2.0%        3.4%         6.5%          7.5%       8.7%        8.8%        (6.2)%        7.7%
                                 ========    ========     ========     =========   ========    ========     ========     ========

--------------------------
(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO. Such stock compensation expense for the four quarters ended June 30, 2003 was $18,000, $18,000, $7,000 and $0, respectively. There was no such expense during fiscal 2004 since the entire adjustment was recognized prior to July 1, 2003.

      The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. For a further discussion of the factors that could impact quarterly results, see the section entitled "Factors Affecting Future Performance" above. Historically, license revenues typically peak primarily in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). These fluctuations are caused primarily by customer purchasing patterns and the Company's sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs may alter these historical seasonality patterns.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of June 30, 2004, Mobius had cash and cash equivalents of $33.6 million, a decrease of $3.7 million from $37.3 million held at June 30, 2003. During fiscal 2004, the Company acquired the technology and certain other assets of eManage for an aggregate purchase price of approximately $2.7 million. The decrease in cash of about $1.0 million, exclusive of the eManage acquisition, was primarily due to an increase in software license installments receivable, partially offset by net cash earnings and cash generated from the exercise of stock options by employees and employee stock purchases. As of June 30, 2004 and 2003, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. The Company recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation ("GECC"), which provides enhanced flexibility in offering financing alternatives to our customers and to manage our cash flows. If the level of software license revenues financed by installments receivable continues at the current rate and the Company is unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, the Company's cash position is likely to be adversely affected.

                                      *****

      Net cash provided by operating activities was $2.2 million and $3.8 million in fiscal 2002 and 2003, respectively, compared with net cash used in operating activities of $5.0 million during 2004. Mobius's sources of cash during fiscal 2002 were collections of software installments and an increase in deferred revenue, offset by an increase in accounts receivable. Mobius's sources of cash during fiscal 2003 were collections of accounts receivable and an increase in deferred revenue, offset by an increase in software license installments and a decrease in accounts payable and accrued expenses. Mobius's uses of cash during fiscal 2004 were increases in software license installments receivable, offset by increases in accounts payable and accrued expenses and deferred income taxes. Software license installments, which increased 55.8% from $23.5 million at June 30, 2003 to $36.5 million at June 30, 2004, represent payments due from customers for license fees that are paid over the term of the installment agreement. This increase was due to a proportionately greater amount of current license revenues being financed by the Company. For additional information, see the section entitled, "Software License Installments Receivable" below. Mobius's depreciation and amortization expense adjustment in operating activities decreased 35.8% from $3.0 million in fiscal 2003 to $1.9 million in fiscal 2004 due to certain assets becoming fully depreciated. Net accounts receivable increased 12.5% from $10.6 million at June 30, 2003 to $11.9 million at June 30, 2004.

      Net cash used in investing activities was $1.3 million in fiscal 2004, compared to net cash provided by investing activities of $7.2 million and $1.4 million in fiscal 2002 and 2003, respectively. Net cash provided by investing activities for fiscal 2002 reflects the sale of marketable securities, partially offset by the purchase of marketable securities and capital expenditures. The decrease in cash provided by investing activities in fiscal 2004 as compared with fiscal 2003 was primarily attributable to the decrease in the net proceeds from the sale of marketable securities. For the years ended June 30, 2002, 2003 and 2004, cash of $1.1 million, $1.2 million and $1.3 million, respectively, was used for the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $672,000 and $2.3 million in fiscal 2003 and 2004, respectively, due to the exercise of stock options by employees and employee stock purchases. In fiscal 2002, net cash used in financing activities was $3.1 million, primarily due to cash used to repurchase Mobius's common stock pursuant to Mobius's stock repurchase program, partially offset by cash received for employee stock purchases and stock option exercises.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of June 30, 2004, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                             Operating
Year Ended:                                                    Leases
-----------                                                    ------

June 30, 2005                                                 $2,842
June 30, 2006                                                  2,516
June 30, 2007                                                  2,089
June 30, 2008                                                  1,937
June 30, 2009                                                  1,833
Thereafter                                                     1,629
                                                             -------
Total minimum lease payments                                 $12,846
                                                             =======

      In addition to the commitments shown above, the Company is committed to make future purchases of goods and services of approximately $350,000.

      In compliance with the leases of the Company's corporate headquarters in Rye, NY and a sales office in Chicago, IL, the landlords hold letters of credit issued by two banks totaling in the aggregate $325,000, secured by a certificate of deposit and a money market account.

      On October 11, 2002 (the "Cytura Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura, a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Contenuity Software provides a platform for Web site implementation and management, document and digital asset management and content publishing. Additionally, under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the Company's common stock for a 30-day period in the thirteen months following the Cytura Closing Date exceeded specified amounts set forth in the agreement. During the fiscal fourth quarter of 2003, the average closing price of the Company's common stock exceeded such specified amount. Accordingly, during the fourth quarter of fiscal 2003, the Company recorded incremental goodwill and a payable to Cytura of $800,000. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January 2004.

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage, a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fourth quarter of fiscal 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000.

      The Company continues to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance Mobius's strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2003 and June 30, 2004, approximately 79% and 77%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $819,000 and $674,000 at June 30, 2003 and June 30, 2004, respectively.

Software License Installments Receivable

      As of June 30, 2004, software license installments amounted to $36.5 million, an increase of 55.8% compared with the June 30, 2003 balance of $23.5 million. This increase reflects a significant increase in licenses of ViewDirect TCM products that the Company began to market in fiscal 2003 under the term "Solution Packs." Solution Packs are ViewDirect TCM product bundles that offer customers technology solutions through application-based licensing with license terms generally of five years. In marketing our Solution Packs, the Company offers extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances the Company's competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Since payments are made over multiple reporting periods, software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 5% of total software license installments, and 74% of the total is comprised of customers with balances under $600,000. As of June 30, 2003 and 2004, software license installments reserves were $671,000 and $420,000, respectively. The Company recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation, which provides enhanced flexibility in offering financing alternatives to our customers and to manage our cash flows.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.9 million at June 30, 2003 and $26.7 million at June 30, 2004. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of June 30, 2004, current deferred revenues totaled $22.0 million and non-current deferred revenues totaled $4.7 million. It is anticipated that current deferred revenues of $22.0 million will be recognized as revenue within the next twelve months.

Other Matters

      INFOPAC-Tapesaver: In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2002, 2003 and 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of June 30, 2004, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Notes thereto are included in
Item 15(a)(1). Selected Quarterly Financial Data is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are currently seven members of the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2004, 2005 and 2006 annual meeting of stockholders. Generally, Mobius directors are elected for three-year terms.

      The Board oversees the management of the Company on the stockholders' behalf. It reviews Mobius's long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius's business day to day, and evaluates his performance.

      The Board of Directors complies with the Nasdaq listing standards and reviews all commercial and other relationships of each director in making its determination as to the independence of its directors. The Board has determined that each of Messrs. Albracht, Greenfield, P. Gross, Levitan and Marks qualify as independent under the requirements of the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. Only non-employee directors serve on Mobius's Audit, Compensation and Corporate Governance and Nominating Committees. The Board met six times during fiscal 2004 and each director attended all of the meetings of the Board.

 INFORMATION CONCERNING DIRECTORS

      Set forth below are the names, ages, positions and certain other information concerning the current Directors of Mobius.

Mitchell Gross...........  Co-founder of Mobius. President since 1981 and
Age 54                     Chairman of the Board and Chief Executive Officer
Director since 1981        since 1996. Mr. Gross was an officer in the U.S.
                           Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and
                           Applied Science and an M.B.A. in finance from The
                           Wharton School at the University of Pennsylvania.

Joseph J. Albracht.......  Co-founder of Mobius. Executive Vice President and
Age 54                     Secretary from 1981 to 1999, Chief Operating
Director since 1981        Officer from 1996 to 1999 and Treasurer from 1981
                           to 1996. Holds a B.S. in operations research and an M.B.A. from Pennsylvania State University.

Gary G. Greenfield.......  President and Chief Executive Officer of Global
Age 49                     eXchange Services, a company that operates one of
Director since 1998        the largest B2B e-commerce networks in the world.
                           In addition, an operating Partner for Francisco
                           Partners, one of the world's largest technology focused buyout fund. Former Chief Executive Officer of Peregrine Systems, Inc., a global provider of consolidated asset and service management software, from 2002 until 2003.(1) Formerly, President and
                           Chief Executive Officer of MERANT plc from 1998 to
                           2001. Holds a B.S. from the U.S. Naval Academy, an
                           M.S. Administration from George Washington
                           University and an M.B.A from Harvard Business
                           School. Serves as a director of Hyperion Solutions and Managed Objects, and is Chairman of Intellitactics. Past Chairman of the Information
                           Technology Association.

Patrick W. Gross (2).....  Chairman of The Lovell Group, a private business
Age 60                     and technology advisory and investment firm.
Director Since 2002        Founder and former principal executive officer of
                           American Management Systems, Inc., an international business and technology consulting and systems integrations firm. Holds a B.S. in economics from Rensselear Polytechnic Institute, an M.S. in economics from the University of Michigan and an M.B.A from Stanford University. Serves as a director of Capital One Financial Corporation and
                           Computer Network Technology Corporation, both public companies, and several private companies.

Kenneth P. Kopelman......  Partner of Kramer Levin Naftalis & Frankel LLP(3),
Age 52                     a law firm in New York City. Attended Cornell
Director since 1997        University (A.B.) and the London School of
                           Economics and received his J.D. from Columbia
                           University School of Law. Serves as a director of Liz Claiborne, Inc.

Robert H. Levitan........  New media and technology entrepreneur. Co-founder
Age 43                     and CEO of Pando Networks, Inc., a company that is
Director since 2000        developing an Internet distribution platform to
                           facilitate the sharing of digital video images.
                           Recently co-founder of Dotomi USA, a consumer media company, and an executive coach and marketing consultant to AT&T Wireless Services, Inc., a wireless carrier. During 2002, a consultant to Pearson PLC. Co-founder and Chief Executive Officer of Flooz.com, Inc. from 1999 to 2001(4). Co-founder of iVillage.com, Inc. Holds a B.A. in history and public policy studies from Duke University. Serves as a director of New York Cares.

Arthur J. Marks..........  General Partner of Valhalla Partners, a venture
Age 59                     capital firm, and Chairman of the Mid-Atlantic
Director since 2002        Venture Association, a trade group for venture
                           funds. General Partner with New Enterprise
                           Associates, from 1984 to 2001. Formerly with
                           General Electric from 1975 to 1984 and
                           Baxter-Travenol Laboratories from 1971 to 1975.
                           Holds a B.S. in industrial engineering from the University of Michigan and an M.B.A from Harvard
                           Business School.

(1) Peregrine Systems, Inc. filed for bankruptcy protection in September 2002 and emerged in August 2003.
(2)  Mr. Patrick Gross is not related to Mr. Mitchell Gross.
(3) Kramer Levin has served as legal counsel to Mobius since the Company's founding in 1981.
(4)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.


INFORMATION CONCERNING EXECUTIVE OFFICERS

      Set forth below are the names, ages, positions and certain other information concerning the current Executive Officers of Mobius. Information regarding Mitchell Gross is provided above. Executive officers shall hold office until their successors have been duly elected and qualified or until their earlier resignation or removal.


Name                   Position
----                   --------
Mitchell Gross         Chairman of the Board, Chief Executive Officer and
Age 54                 President.

Michael J. Festa       Vice President, Sales (The Americas) since 2000. Joined
Age 44                 Mobius in 1991 and served as Area Director from 1998-2000
                       and Regional Manager from 1996-1997. Holds a B.B.A. in management from Iona College.

David J. Gordon        Vice President, Finance and Treasurer since 2001. Interim
Age 48                 Chief Financial Officer from June 2000 until January
                       2002. Joined Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999.
                       Holds a B.A. in Accounting from Queens College N.Y.

Karry D. Kleeman (1)   Vice President, Sales (Europe, Middle East and Africa)
Age 42                 since 2003. Vice President, World Sales from 1999 until
                       2002. Joined Mobius in 1990 and served as Vice President,
                       Sales (North and South America) from 1997-1999, National
                       Sales Manager from 1995 to 1997 and Regional Manager from
                       1992 to 1995. Holds a B.A. in marketing from Elmhurst
                       College.

Raymond F. Kunzmann    Senior Vice President, Finance and Chief Financial
Age 47                 Officer since he joined Mobius in December 2003. Formerly
                       served as Vice President, Finance and CFO of LeCroy
                       Corporation, a manufacturer of oscilloscopes, from February 2000 through February 2003, and Vice President,

                       Finance and CFO of Axsys Technologies, Inc., a manufacturer of motion control products, from May 1994 through February 2000. Holds a B.S. in Accounting from Fordham University and an M.B.A. in Finance from Iona College and is a Certified Public Accountant.

Robert H. Lawrence     Vice President, Product Engineering since 1992.  Joined
Age 52                 Mobius in 1985.  Holds a B.S. in physics from the
                       University of Massachusetts.

Joseph G. Tinnerello   Senior Vice President, Sales and Marketing since July 1,
Age 47                 2002; previously, Senior Vice President, Marketing since
                       March 2002. Joined Mobius in 1990 and served as Vice
                       President, Sales from 1995 to 1997 and Vice President,
                       Business Development from 1998 to March 2002. Following a personal leave of absence, left Mobius from October 1997 through January 1998. From 1988 to 1989, Mr. Tinnerello served as a Regional Manager with Legent Software.

(1) Commenced six-month sabbatical on July 1, 2002 and returned on January 6, 2003.

      There are no family relationships between any of the Company's directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, the Company believes that during the fiscal year ended June 30, 2004, there was compliance with all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders, except due to administrative oversight, (A) Mr. Marks did not timely report on Form 4 the acquisition of 99 shares of Mobius common stock during November 2003; (B) Mr. Festa did not timely report on Form 4 the sale of 5,000 shares of Mobius common stock during November 2003; and (C) the following officers did not timely report on Form 4 their receipt of options granted to them under the Company's stockholder approved 1996 Stock Incentive Plan: a grant of 5,000 options to Mr. Gordon and a grant of 5,000 options to Mr. Festa.

CODE OF ETHICS

      The Company has adopted a Code of Ethics and Business Conduct ("Code") that applies to the Company's officers, directors and employees. The purpose of the Code is to promote a culture of honesty, integrity and respect for the law and the people who work at Mobius. A copy of the Code is available free of charge on our web site at www.mobius.com, by clicking on Investor Relations, then Code of Ethics and Business Conduct. The Company intends to timely disclose any amendments to or waivers of certain provisions of the Code applicable to the Company's principal executive officer, principal financial officer, principal accounting officer and controller on our web site at www.mobius.com.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by Mobius's Chief Executive Officer and the four other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE


                                                   Annual Compensation(1)
                                           ----------------------------------------
                                                                       Other Annual
                                                                       Compensation     All Other
Name and Principal Position        Year        Salary        Bonus         (2)         Compensation
---------------------------        ----        ------        -----     ------------    ------------

Mitchell Gross                    2004        $200,000     $ 75,000            --       $54,854(3)
Chairman of the Board,            2003         200,000      189,000            --        70,459(3)
  Chief Executive                 2002         200,000       50,000            --        75,678(3)
  Officer and President

Joseph G. Tinnerello              2004         200,000       12,500      $384,535           641(4)
Senior Vice President,            2003         150,000      162,000       198,000               --
  Sales and Marketing             2002         150,000           --       206,250               --

Michael J. Festa                  2004         125,000       50,000       247,502        62,114(5)
Vice President, Sales             2003         125,000           --       351,618               --
  (The Americas)                  2002         125,000       30,078       213,405         3,950(6)

Karry D. Kleeman                  2004         125,000           --       288,109       341,977(7)
  Vice President, Sales           2003         270,305           --       146,926               --
  (Europe, Middle East and        2002         125,000       30,078       260,531         4,324(6)
  Africa)

Robert J. Lawrence                2004         224,488       39,413            --               --
Vice President,                   2003         221,245       78,755            --               --
  Product Engineering             2002         210,591       15,749            --         4,840(6)

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)  Consists of sales commissions and non-recoverable draws.
(3)  Includes premiums on insurance (2004- $27,894; 2003- $28,028; 2002-
     $27,038), car payments (2004- $8,839; 2003- $8,501; 2002- $14,714), tax preparation fees (2004- $8,423; 2003- $27,294; 2002- $17,705), sales incentive trip (2002- $8,592) and miscellaneous (2004- $9,698; 2003-
     $6,636; 2002- $7,629) added to compensation. These amounts have been grossed up to include taxes.
(4) Includes car payments. The value of the payments has been grossed up to include taxes.
(5)  Includes disqualifying dispositions on the exercise of stock options.
(6) Includes sales incentive trip. The value of the trip has been grossed up to include taxes.
(7) Includes $271,707 of expatriate allowances and $70,270 of disqualifying dispositions on the exercise of stock options. The value of the expatriate allowances has been grossed up to include taxes.

STOCK OPTIONS

      The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan to the Named Officers during fiscal year 2004. Named Officers not listed in the following table did not receive stock option grants under the Company's 1996 Stock Incentive Plan during fiscal year 2004.


                       OPTION GRANTS IN LAST FISCAL YEAR

                            Individual Grants                                                Potential Realizable
--------------------------------------------------------------------------------------      Value at Assumed Rates
                      Number of         % of Underlying                                     of Stock Appreciation
                      Securities       Options Granted to                                    for Option Term (2)
                   Underlying Options     Employees in     Exercise Price   Expiration      ---------------------
   Name              Granted (#)(1)       Fiscal Year        ($/Share)         Date          5%($)       10%($)
   ----            ------------------   -----------------  --------------   ----------      ------       ------

Michael J. Festa         5,000                0.59%            $7.01          6/10/14       $22,043      $55,861

------------------------
(1) All options in this table have a maximum term of ten years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Mr. Festa's options were granted on June 10, 2004. The vesting of these options is 20% on the first anniversary of the grant date, and 5% of the remaining options will become exercisable every three months thereafter, until the options fully vest on the five-year anniversary of the grant date.
(2) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast future appreciation of the Company's stock price.

OPTION EXERCISES AND HOLDINGS

      The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2004 and the unexercised options held by them as of the end of such year.


                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION/SAR VALUES

                             Shares
                           Acquired on                  Number of Securities            Value of Unexercised
                            Exercise       Value       Underlying Unexercised           in-the Money Options
         Name                 (#)       Realized ($)     Options at Fiscal                   at Fiscal
         ----              ----------   ------------         Year-End                     Year-End ($)(1)
                                                             --------                     ---------------
                                                     Exercisable   Unexercisable     Exercisable    Unexercisable
                                                     -----------   -------------     -----------    -------------

Mitchell Gross                  --     $      --            --              --        $      --        $      --
Joseph G. Tinnerello            --            --       295,500          29,500           59,140          117,460
Michael J. Festa            10,000       146,000        98,800          46,200          181,339          145,721
Karry D. Kleeman             4,000        56,000       336,000              --          937,780               --
Robert J. Lawrence          75,000       728,750       129,000              --          623,070               --

-------------------------

(1) Based on the closing sales price on the Nasdaq National Market of the Company's common stock on June 30, 2004 of $6.08.

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

BOARD COMMITTEES

      The Board appoints committees to help carry out its duties. Each committee reviews the results of its meetings with the full Board. The Board established its Audit Committee and Compensation Committees in February 1998 in connection with Mobius's initial public offering, and its Corporate Governance and Nominating Committee in April 2004, in connection with the implementation of various corporate governance initiatives undertaken by the Board of Directors.

      Audit Committee. The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder and Board approval, the Audit Committee chooses the independent public accountants to audit Mobius's financial statements and reviews the scope, results and costs of the audit with such accountants. The Audit Committee also reviews the financial statements and accounting and control practices of Mobius. The Audit Committee consists of Messrs. Greenfield (Chair), P. Gross and Levitan, all of whom have been determined by the Board of Directors to be independent (as defined in Rule 4200(a)(15) of the Nasdaq listing standards) and under SEC Rule 10A-3. Mr. Patrick Gross is not related to Mr. Mitchell Gross. The Board of Directors has also determined that each of Messrs. Greenfield, P. Gross and Levitan qualify as audit committee financial experts within the meaning of the SEC rules. The Audit Committee held seven meetings during fiscal 2004. Messrs. Greenfield and Levitan attended all of the Audit Committee meetings, and Mr. P. Gross attended six of the seven Audit Committee meetings. As of July 21, 2003, the Board resolved to elect the Audit Committee to serve as the Company's Qualified Legal Compliance Committee ("QLCC"). The QLCC is responsible for investigating reports, made by attorneys appearing and practicing before the SEC in the representation of the Company, of perceived material violations of law, breaches of fiduciary duty or similar violations by the Company or any of its agents.

      Compensation Committee. The Compensation Committee oversees compensation for Mobius's executives, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering Mobius's 1996 Stock Incentive Plan, Mobius's 1998 Employee Stock Purchase Plan and Mobius's 1998 Executive Incentive Plan. The Compensation Committee consists of Messrs. Levitan (Chair), Albracht and Marks, all of whom are independent in accordance with the Nasdaq listing standards. The Compensation Committee held three meetings during fiscal 2004.

      Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees and advises the Board of Directors with respect to corporate governance matters and assists the Board of Directors in identifying and recommending qualified Board candidates. The Committee also makes recommendations to the Board of Directors with respect to the assignments to committees of the Board and oversees the evaluation of the Board and its committees. The Corporate Governance and Nominating Committee consists of Messrs. P. Gross (Chair), Albracht and Marks, all of whom are independent in accordance with the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. The Corporate Governance and Nominating Committee was established in April 2004, and did not hold any meetings during fiscal 2004.

      Mobius stockholders may recommend individuals to the Corporate Governance and Nominating Committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to Mobius Management Systems, Inc., 120 Old Post Road, Rye, NY 10580, c/o Secretary. Assuming that the appropriate information has been timely provided in accordance with the Company's Amended and Restated By-Laws, the Corporate Governance and Nominating Committee will consider these candidates substantially in the same manner as it considers other Board candidates it identifies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of our Board's Compensation Committee are Messrs. Levitan (Chair), Albracht and Marks. No member of Mobius's Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of Mobius's Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

      Overview

      The Compensation Committee:

      (1) reviews and approves the compensation of the Chief Executive Officer; and

      (2) participates in recommendations to the full Board and senior management with respect to the administration of Mobius's stock compensation programs.

      Salary

      We base salary on the Chief Executive Officer's knowledge, skills and level of responsibility, as well as the economic and business conditions affecting Mobius. Other factors we consider are:

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

      Compensation of the Chief Executive Officer

      Mr. Mitchell Gross is one of the founders of Mobius. He beneficially owns approximately 5,549,500 shares of common stock constituting approximately 30.3% of the total amount outstanding. Accordingly, his interest is aligned with the interest of the stockholders. Due to the significance of Mr. Gross's existing stock ownership, Mobius has not incorporated long-term stock incentives, such as restricted stock or stock options, into Mr. Gross's compensation package, which consists primarily of salary and bonus. The members of the Compensation Committee, based on the factors enumerated above under the sections entitled "Salary" and Annual Bonus," agreed to continue to pay Mr. Gross's $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and granted Mr. Gross a bonus attributable to his success in achieving revenue and net income goals during fiscal 2004.

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

      Employee Stock Purchase Plan

      The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire Mobius's common stock with the opportunity to purchase shares through the convenience of accumulated payroll deductions. We believe that employee participation in the ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

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

      Revised Compensation Committee Charter

      The Board of Directors, based on a recommendation from the Compensation Committee, recently revised the Compensation Committee Charter to be effective for fiscal 2005, to comply with changes to the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission.

                                                Robert H. Levitan (Chair)
                                                Joseph J. Albracht
                                                Arthur J. Marks
STOCK PERFORMANCE CHART

      The following chart depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on June 30, 1999 in each of the common stock of Mobius, the Goldman Sachs Technology Composite Index (a published industry index), and the Nasdaq Composite (a broad market index). The Company paid no dividends during the periods shown.

                           June       June        June        June       June
                         30,2000    30,2001     29,2002      28,2003    30,2004
                         -------    -------     -------      -------    -------

Mobius                   $ 55.27    $ 40.00     $ 39.39      $ 91.64    $73.70
Goldman Sachs
Technology Composite
Index                     157.66      76.95       44.58        47.91     60.89
Nasdaq Composite          147.87      80.55       54.55        60.50     76.35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the number of shares of Mobius common stock of each Named Officer and each non-employee director owned as of August 20, 2004.

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent
      Directors / Nominees                                Owned(1)   of Class
      --------------------                                --------   --------

      Mitchell Gross (2)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ...........................    5,549,500      30.3%

      Joseph J. Albracht (3)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................    3,973,500      21.7%

      Karry D. Kleeman (4)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     337,000       1.8%

      Joseph G. Tinnerello (5)
      c/o Mobius Management Systems, Inc.
      200 South Wacker Drive
      Chicago, Illinois 60606........................     306,350       1.6%

      Robert J. Lawrence (6)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 ................................      212,151       1.2%

      Michael J. Festa (7)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     113,200         *

      Arthur J. Marks (8)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      72,224         *

      Kenneth P. Kopelman (9)
      c/o Kramer, Levin, Naftalis & Frankel LLP
      919 Third Avenue
      New York, New York 10022.......................      63,850         *

      Gary G. Greenfield (10)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      60,481         *

      Robert H. Levitan (11)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      40,000         *

      Patrick W. Gross (11)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      40,000         *

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent
      Directors / Nominees                                Owned(1)   of Class
      --------------------                                --------   --------

      All Executive Officers and Directors
      As a group (13 persons) .......................    10,816,900     55.5%

------------------------
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2) Includes 3,732,259 shares of common stock held by HARMIT, LP, of which Mitchell Gross is the General Partner.
(3)   Includes 40,000 shares issuable pursuant to Currently Exercisable Options.
(4)   Includes 336,000 shares issuable pursuant to Currently Exercisable
      Options.
(5)   Includes 297,750 shares issuable pursuant to Currently Exercisable
      Options.
(6)   Includes 129,000 shares issuable pursuant to Currently Exercisable
      Options.
(7)   Includes 106,500 shares issuable pursuant to Currently Exercisable
      Options.
(8) Includes 11,484 shares of common stock held in trust for Mr. Marks' children. Mr. Marks disclaims beneficial ownership of such shares. Also includes 40,000 shares issuable pursuant to Currently Exercisable Options.
(9) Includes 1,500 shares of common stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children. Mr. Kopelman disclaims beneficial ownership of such shares. Also includes 2,350 shares of common stock held jointly by Mr. Kopelman and his wife, as well as 60,000 shares issuable pursuant to Currently Exercisable Options.
(10)  Includes 60,000 shares issuable pursuant to Currently Exercisable Options.
(11)  Includes 40,000 shares issuable pursuant to Currently Exercisable Options.

Equity Compensation Plan Information

       The following table provides information as of June 30, 2004 with respect to the shares of Mobius's common stock that may be issued under Mobius's existing equity compensation plans.


                                       (a)                           (b)                               (c)
                                                                                         Number of securities remaining
                            Number of securities to be                                    available for future issuance
                             issued upon exercise of      Weighted-average exercise      under equity compensation plans
                               outstanding options,          price of outstanding      (excluding securities reflected in
    Plan category              warrants and rights       options, warrants and rights              column (a))
    -------------              -------------------       ----------------------------              -----------

Equity compensation
  plans approved by
  security holders (1)             4,089,073                      $   4.89                        1,019,841

Equity compensation
  plans not approved
  by security holders                   --                              --                               --
                                   ---------                      --------                        ---------
Total                              4,089,073                      $   4.89                        1,019,841
                                   =========                      ========                        =========

      (1) Consists of the 1996 Stock Incentive Plan and the Non-Employee Directors' 1998 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Relationship With Kramer Levin Naftalis & Frankel LLP

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during fiscal 2004 were approximately $1.0 million. Mobius believes that fees charged by Kramer Levin are at rates and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The total fees and related expenses for professional services provided by the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years ended June 30, 2003 and 2004 are presented in the table below.


                                                       Year Ended June 30,
                                                      ---------------------
                                                        2003         2004
                                                      --------     --------

Audit Fees                                            $148,750     $170,434
Audit-Related Fees                                     106,805      140,034
Tax Fees                                                37,820      139,245
All Other Fees                                               -            -
                                                     -----------  -----------
Total                                                 $293,375     $449,713
                                                     ===========  ===========

      Audit Fees consist of fees billed for the audit of the Company's consolidated financial statement, reviews of the Company's annual report on Form 10-K and quarterly reports on Form 10-Q and reviews of various Securities and Exchange Commission ("SEC") and other regulatory filings.

      Audit-Related Fees consist of fees for assurance and related services that are related to accounting consultations and consultations concerning financial accounting and reporting standards, internal control reviews and attest services that are not required by statute or regulation.

      Tax Fees consist of fees for tax compliance, tax advice and tax planning.

      The Audit Committee considered the compatibility of non-audit services provided by the auditors with maintaining the auditors' independence, and determined that the auditors' independence relative to financial audits was not jeopardized by the non-audit services. The auditors did not employ leased personnel in connection with their work.

PRE-APPROVAL POLICY

      The services performed by the independent auditor in fiscal 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee on October 20, 2003. This policy describes the permitted audit, audit-related and tax services (collectively, the "Disclosure Categories") that the independent auditor may perform up to a pre-determined dollar limit per project. The policy requires that prior to the beginning of each fiscal year, a description of the material services (the "Service List") expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

      Any requests for audit, audit-related and tax services not contemplated on the Service List or exceeding the pre-determined dollar limit per project must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval. On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2003 and 2004
Consolidated Statements of Operations for the Years Ended June 30, 2002, 2003 and 2004
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2003 and 2004
Notes to Consolidated Financial Statements


(a)(2)  Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

(a)(3)  Index of Exhibits

        The list of exhibits required by this Item 15(a)(3) is set forth in the section entitled "Exhibits."

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Mobius Management Systems, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
July 28, 2004
Stamford, CT


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)

                                                                    June 30,
                                                            ------------------------
                                                              2003            2004
                                                            --------        --------
ASSETS
Current assets:
   Cash and cash equivalents                                $ 37,315        $ 33,592
   Accounts receivable, net of allowance for
      doubtful accounts of $819 and $674,
      respectively                                            10,551          11,874
   Software license installments, current portion              8,017          14,172
   Other current assets                                        2,897           2,348
                                                            --------        --------
       Total current assets                                   58,780          61,986
                                                            --------        --------

Software license installments, non-current
   portion, net of allowance for doubtful
   accounts of $671 and $420, respectively                    15,435          22,358

Property and equipment, net                                    4,546           4,257
Deferred income taxes                                            328           2,514
Other assets                                                   2,729           4,461
                                                            --------        --------

       Total assets                                         $ 81,818        $ 95,576
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                    $ 15,726        $ 18,039
   Deferred revenue                                           21,306          21,973
   Deferred income taxes                                       2,869           5,482
                                                            --------        --------
        Total current liabilities                             39,901          45,494

Deferred revenue                                               5,560           4,704
Deferred income taxes                                           --               239
                                                            --------        --------
        Total liabilities                                     45,461          50,437
                                                            --------        --------

Stockholders' equity:
   Common stock $.0001 par value; authorized
      40,000,000 shares; issued 22,879,401
      and 23,633,381 shares, respectively;
      outstanding 17,525,178 and 18,279,158
      shares, respectively                                         2               2
   Additional paid-in capital                                 50,653          54,301
   Retained earnings                                           1,466           6,268
   Accumulated other comprehensive income                        218             550
   Treasury stock, at cost, 5,354,223 shares                 (15,982)        (15,982)
                                                            --------        --------

   Total stockholders' equity                                 36,357          45,139
                                                            --------        --------
Total liabilities and stockholders' equity                  $ 81,818        $ 95,576
                                                            ========        ========


          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                               Years Ended June 30,
                                                     -----------------------------------------
                                                       2002             2003            2004
                                                       ----             ----            ----

Revenues:
   Software license                                  $ 28,026         $ 38,353        $ 42,858
   Maintenance                                         34,776           38,448          40,151
   Professional service and other                       5,111            5,855           5,079
                                                     --------         --------        --------
       Total revenues                                  67,913           82,656          88,088
                                                     --------         --------        --------

Cost of revenues:
   Software license                                     1,128            1,146           1,115
   Maintenance                                          5,919            6,631           7,048
   Professional service and other                       5,035            5,934           5,506
                                                     --------         --------        --------
      Total cost of revenues                           12,082           13,711          13,669
                                                     --------         --------        --------

Gross profit                                           55,831           68,945          74,419
                                                     --------         --------        --------

Operating expenses:
   Sales and marketing                                 38,151           34,776          35,090
   Research and development                            15,741           18,025          20,797
   General and administrative                          10,380           10,838          11,397
   Acquired in-process research and
     development                                         --                910             956
   Facilities restructuring                             1,394              194            --
                                                     --------         --------        --------
      Total operating expenses                         65,666           64,743          68,240
                                                     --------         --------        --------

Income (loss) from operations                          (9,835)           4,202           6,179

Interest income, net                                    1,659            1,514           1,840
Other income (expense)                                    143              220             (90)
                                                     --------         --------        --------
Income (loss) before income taxes                      (8,033)           5,936           7,929

Provision for (benefit from) income taxes              (2,812)           1,860           3,127
                                                     --------         --------        --------
Net income (loss)                                    $ (5,221)        $  4,076        $  4,802
                                                     ========         ========        ========

Basic earnings (loss) per share                      $  (0.30)        $   0.23        $   0.27
Basic weighted average shares outstanding              17,459           17,363          17,964
Diluted earnings (loss) per share                    $  (0.30)        $   0.23        $   0.24
Diluted weighted average shares outstanding            17,459           18,089          19,937


          See accompanying notes to consolidated financial statements.


                                            MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                   (in thousands)

                                                                                    Accumulated
                                                                                       Other
                              Common Stock      Additional                         Comprehensive    Treasury Stock      Total
                              ------------       Paid-in     Retained    Deferred     Income        --------------   Stockholders'
                            Shares     Amount    Capital     Earnings  Compensation   (Loss)       Shares    Amount     Equity
                            ------     ------    -------     --------  ------------   ------       ------    ------     ------

Balance at June 30, 2001    18,193    $      2   $ 49,624   $  2,611    $   (168)   $   (878)      4,275   $(12,721)   $ 38,470
Net loss                      --          --         --       (5,221)       --          --          --         --        (5,221)
Change in other
  comprehensive income
  (loss), net of tax          --          --         --         --          --           804        --         --           804
                                                                                                                       --------
   Comprehensive loss                                                                                                    (4,417)
Stock options exercised,
  net of tax                    15        --           25       --          --          --          --         --            25
Stock purchase plan, net
  of tax                        85        --          178       --          --          --          --         --           178
Stock repurchase program    (1,079)       --         --         --          --          --         1,079     (3,261)     (3,261)
Change in deferred
  compensation                --          --         --         --           125        --          --         --           125
                           -------    --------   --------   --------    --------    --------    --------   --------    --------
Balance at June 30, 2002    17,214           2     49,827     (2,610)        (43)        (74)      5,354    (15,982)     31,120
Net income                    --          --         --        4,076        --          --          --         --         4,076
Change in other
  comprehensive income,
  net of tax                  --          --         --         --          --           292        --         --           292
                                                                                                                       --------
   Comprehensive income                                                                                                   4,368
Stock options exercised,
  net of tax                   152        --          491       --          --          --          --         --           491
Stock purchase plan,
  net of tax                   160        --          335       --          --          --          --         --           335
Change in deferred
  compensation                --          --         --         --            43        --          --         --            43
                           -------    --------   --------   --------    --------    --------    --------   --------    --------
Balance at June 30, 2003    17,526           2     50,653      1,466        --           218       5,354    (15,982)     36,357
Net income                    --          --         --        4,802        --          --          --         --         4,802
Change in other
  comprehensive income,
  net of tax                  --          --         --         --          --           332        --         --           332
                                                                                                                       --------
   Comprehensive income                                                                                                   5,134
Stock options exercised,
  net of tax                   602        --        3,219       --          --          --          --         --         3,219
Stock purchase plan,
  net of tax                   151        --          429       --          --          --          --         --           429
                           -------    --------   --------   --------    --------    --------    --------   --------    --------
Balance at June 30, 2004    18,279    $      2   $ 54,301   $  6,268    $   --      $    550       5,354   $(15,982)   $ 45,139
                           =======    ========   ========   ========    ========    ========    ========   ========    ========

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended June 30,
                                                                2002            2003            2004
                                                              --------        --------        --------

Cash flows provided by (used in) operating
activities:
Net income (loss)                                             $ (5,221)       $  4,076        $  4,802
                                                              --------        --------        --------
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Deferred income taxes                                         (1,142)          1,726           2,025
  Depreciation and amortization                                  4,106           2,966           1,904
  Other                                                            245             322            --
Change in operating assets and liabilities:
  Accounts receivable, net                                      (3,107)          5,408          (1,323)
  Software license installments                                  4,204         (13,123)        (13,078)
  Other assets                                                  (1,121)         (2,290)         (1,465)
  Accounts payable and accrued expenses                          1,954          (1,566)          2,313
  Deferred revenue                                               2,240           6,278            (189)
                                                              --------        --------        --------
   Total adjustments                                             7,379            (279)         (9,813)
                                                              --------        --------        --------
   Net cash provided by (used in) operating
     activities                                                  2,158           3,797          (5,011)
                                                              --------        --------        --------

Cash flows provided by (used in) investing
activities:
  Purchase of marketable securities                             (8,418)           --              --
  Sale of marketable securities                                 16,958           2,536            --
  Capital expenditures                                          (1,141)         (1,180)         (1,314)
  Other                                                           (204)           --              --
                                                              --------        --------        --------
   Net cash provided by (used in) investing
     activities                                                  7,195           1,356          (1,314)
                                                              --------        --------        --------

Cash flows provided by (used in) financing
activities:
  Cash received from exercise of stock options                      19             341           1,998
  Cash received from employee stock purchase plan                  178             331             291
  Cash used for stock repurchase program                        (3,261)           --              --
                                                              --------        --------        --------
   Net cash provided by (used in) financing
     activities                                                 (3,064)            672           2,289
                                                              --------        --------        --------
Effect of exchange rate changes on
  cash and cash equivalents                                        711             391             313
                                                              --------        --------        --------
Net change in cash and cash equivalents                          7,000           6,216          (3,723)
Cash and cash equivalents at beginning of year                  24,099          31,099          37,315
                                                              --------        --------        --------
Cash and cash equivalents at end of year                      $ 31,099        $ 37,315        $ 33,592
                                                              ========        ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $     15        $     18        $      9
    Income taxes, net                                               21             250             215


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

      Mobius Management Systems, Inc., together with its consolidated subsidiaries (the "Company"), is a leading provider of integrated solutions for total content management. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Benelux, Switzerland, Australia and Japan.

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

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Historically, Mobius's contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when the Company entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determined the portion of the contract price attributable to maintenance (which may not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence exists or until all elements are delivered. Beginning in the third quarter of fiscal 2004, the vast majority of the Company's software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Accordingly, license revenue is recognized upon delivery of the software under the provisions of SOP 97-2 and SOP 98-9. Maintenance revenue is recognized ratably over the maintenance period.

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. The discount is recognized as interest income over the term of the arrangement. The Company recently entered into an arrangement to sell long-term installments receivable to General Electric Capital Corporation, which provides enhanced flexibility in offering financing alternatives to our customers and to manage our cash flows.

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

      Goodwill and Other Intangible Assets

      The acquisition of the Contenuity Software and certain other assets of Cytura Corp. (see Note 19, Cytura Assets Acquisition, for more information) and the acquisition of the technology and certain other assets of eManage Inc. (see
Note 20, eManage Asset Acquisition, for more information) resulted in intangible assets. Completed technology, representing developed technology of the acquired business, is stated at cost and is amortized on a straight-line basis over the products' estimated useful lives, which ranges from 3 years to
3.75 years. Customer relationships are
being amortized on a straight-line basis over their useful life of 3 years. The portion of a purchase which pertains to in-process research and development is expensed in the period of acquisition.

      Goodwill arising from acquisitions is recorded as the excess of the purchase price over the fair value of the assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. The Company performed its annual goodwill impairment test as of June 1, 2003 and 2004, and no goodwill was considered impaired as of either date.

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

      Cash Equivalents

      The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2003 and 2004, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

      Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 2002 and 2004 were insignificant. Realized gains for the year ended June 30, 2003 were $113,000. As of June 30, 2003 and 2004, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

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

      Earnings Per Share

      The Company calculates earnings per share in accordance with SFAS
No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. See Note 3, Earnings Per Share, for the EPS calculations for the fiscal years ended June 30, 2002, 2003 and 2004.

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


                                                          Years Ended June 30,
                                                    ---------------------------------
                                                      2002        2003        2004
                                                      ----        ----        ----

Net income (loss), as reported                      $(5,221)    $  4,076     $ 4,802

Add: Stock-based compensation
 expense included in reported net
 income (loss), net of tax                              125           43           -

Less: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of tax                                          (1,844)      (1,334)     (1,389)
                                                   --------    ---------    --------
Pro forma net income (loss)                         $(6,940)    $  2,785     $ 3,413
                                                   ========    =========    ========

Basic net income (loss) per share-as reported       $ (0.30)    $   0.23     $  0.27

Basic net income (loss) per share- pro forma        $ (0.40)    $   0.16     $  0.19

Diluted net income (loss) per share-as reported     $ (0.30)    $   0.23     $  0.24

Diluted net income (loss) per  share-pro forma      $ (0.40)    $   0.15     $  0.17

      Additional disclosures required under SFAS 123 are presented in Note 10, Stock Option Plans.

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

(3) Earnings Per Share

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                               Years Ended June 30,
                                                               --------------------
                                               2002                                            2003
                           ------------------------------------------       -------------------------------------------
                            Net (Loss)        Shares        Per Share       Net Income         Shares         Per Share
                           (Numerator)     (Denominator)      Amount        (Numerator)     (Denominator)      Amount
                           -----------     -------------      ------        -----------     -------------      ------

Basic EPS:
Net income (loss)            $(5,221)                                         $4,076
                             =======                                          ======

Weighted average shares
 outstanding                                  17,459                                          17,363

Basic earnings (loss)
 per share                                                    $(0.30)                                           $0.23
                                                              ======                                            =====

Diluted EPS:
Net earnings (loss)          $(5,221)                                         $4,076
                             =======                                          ======

Dilutive effect of
 stock options                                     -                                             726
                                              ------                                            ----

Weighted average shares
 outstanding                                  17,459                                          18,089
                                              ======                                          ======

Diluted earnings (loss)
 per share                                                    $(0.30)                                           $0.23
                                                              ======                                            =====


                                                    Year Ended June 30, 2004
                                          ---------------------------------------------
                                          Net Income         Shares           Per Share
                                          (Numerator)     (Denominator)        Amount
                                          -----------     -------------        ------
Basic EPS:
Net income                                 $4,802
                                           ======

Weighted average shares outstanding                           17,964

Basic earnings per share                                                        $0.27
                                                                                =====
Diluted EPS:
Net income                                 $4,802
                                           ======

Dilutive effect of stock options                              1,973
                                                             ------

Weighted average shares outstanding                          19,937
                                                             ======
Diluted earnings per share                                                      $0.24
                                                                                =====

      All outstanding stock options for the year ended June 30, 2002, representing an aggregate of 3,764,350 shares of common stock, and certain outstanding stock options for the years ended June 30, 2003 and 2004, representing an aggregate of 1,453,356 and 550,981 shares, respectively, of common stock, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the years ended June 30, 2003 and 2004.

(4)  Software License Installments

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the related term. Software license installments are discounted at a market rate of interest. During the year ended June 30, 2004, the discount rate used for software license installments ranged between 3.1% and 7.0%. The discount is amortized to interest income using the interest method over the term of the financing.

      The present values of software license installments to be received after June 30, 2004 are as follows (in thousands):

      Year Ended:

      June 30, 2005                                                     $15,622
      June 30, 2006                                                      11,696
      June 30, 2007                                                       9,295
      June 30, 2008                                                       3,612
      June 30, 2009                                                         241
                                                                        -------
      Total minimum payments to be received                              40,466
      Less imputed interest                                              (3,516)
      Less allowance for doubtful accounts                                 (420)
                                                                        -------
      Present value of software license installments, net                36,530
      Less current portion, net                                         (14,172)
                                                                        -------
      Non-current portion, net                                          $22,358
                                                                        =======

 (5)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                                      June 30,
                                                   Useful             -------
                                                    Life            2003     2004
                                                    ----            ----     ----
      Computer equipment                         2 - 5 years       $7,265  $ 8,316
      Furniture, fixtures and office equipment     5 years          1,437    1,506
      Leasehold improvements                    5 - 15 years        4,026    4,127
                                                                  -------  -------
                                                                   12,728   13,949
      Less accumulated depreciation and amortization               (8,182)  (9,692)
                                                                  -------  -------
      Property and equipment, net                                 $ 4,546  $ 4,257
                                                                  =======  =======

      Depreciation and amortization expense on property and equipment, including capital leases, was $3,929,000, $2,740,000 and $1,600,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

 (6)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                            June 30,
                                                            --------
                                                         2003       2004
                                                         ----       ----

      Accounts payable                                  $3,110     $3,044
      Compensation and related benefits                  6,934      7,997
      Royalties payable                                  1,025        991
      Other                                              4,657      6,007
                                                       -------    -------
                                                       $15,726    $18,039
                                                       =======    =======

(7)  Income Taxes

     Income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

                                                   Years Ended June 30,
                                                   --------------------
                                              2002        2003        2004
                                              ----        ----        ----

Domestic income (loss)                      $(3,015)    $ 8,900     $ 7,651
Foreign income (loss)                        (5,018)    ( 2,964)        278
                                            -------     -------     -------

                                            $(8,033)    $ 5,936     $ 7,929
                                            =======     =======     =======

      The components of the provision for (benefit from) income taxes for the years ended June 30, 2002, 2003 and 2004 are as follows (in thousands):


                                                             Years Ended June 30,
                ----------------------------------------------------------------------------------------------------------------
                               2002                                    2003                                    2004
                ----------------------------------------------------------------------------------------------------------------
                Current      Deferred      Total       Current        Deferred      Total       Current       Deferred    Total
                -------      --------      -----       -------        --------      -----       -------       --------    -----

Federal         $(1,613)     $  (777)     $(2,390)     $  (380)       $ 1,209      $   829       $   71        $1,901     $1,972
State              (103)        (365)        (468)          23            517          540           71           515        586
Foreign              46            -           46          491              -          491          835          (266)       569
                -------      -------      -------      -------        -------      -------       ------        ------     ------
                $(1,670)     $(1,142)     $(2,812)     $   134        $ 1,726      $ 1,860       $  977        $2,150     $3,127
                =======      =======      =======      =======        =======      =======       ======        ======     ======


      The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 2002, 2003 and 2004 (in thousands):



                                                             Years Ended June 30,
                                                              -------------------
                                                      2002            2003           2004
                                                      ----            ----           ----

Expected federal statutory corporate rate           $(2,731)        $ 2,018        $ 2,696

State income taxes, net                                (309)            356            387
Foreign taxes                                            46             491            932
Losses of international subsidiaries
  for which no benefit has been recognized              304             582             28
Research credit                                        (200)           (389)          (650)
Reversal of previously accrued taxes                   --              (700)          --
Reduction in valuation allowance                       --              (271)          (266)
Other                                                    78            (227)          --
                                                    -------         -------        -------
Total income tax provision (benefit)                $(2,812)        $ 1,860        $ 3,127
                                                    =======         =======        =======

Pre-tax income (loss)                               $(8,033)        $ 5,936        $ 7,929
                                                    =======         =======        =======
Effective tax rate                                    (35.0)%          31.3%          39.4%
                                                    =======         =======        =======

      In March of 2003, the Internal Revenue Service (IRS) closed its examination of the Company's tax return for the year ended June 30, 2000. As a result of the completion of the audit, the Company reversed previously accrued taxes, reducing the tax provision for fiscal 2003 by $700,000.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                June 30,
                                                                -------
                                                           2003          2004
                                                           ----          ----

Deferred tax assets:
  Accounts receivable related                            $    527      $    382
  Domestic net operating loss carryforwards
    attributable to operating activities                    1,611         3,579
  Domestic net operating loss carryforwards
    attributable to employee stock options                   --           1,508
  Foreign net operating loss carryforwards                  5,797         6,414
  Depreciation and amortization                               524         1,326
  Tax credit carryforwards                                  2,181         2,831
  Capital loss carryforwards                                1,077         1,033
  Other                                                       142           204
                                                         --------      --------
                                                           11,859        17,277
Valuation allowance                                        (6,874)       (7,258)
                                                         --------      --------

  Net deferred tax assets                                   4,985        10,019

Deferred tax liabilities:
  Software license installments                             7,465        12,901
  U.S. taxes on foreign income                               --             264
  Other                                                        61            61
                                                         --------      --------
Net deferred tax liability                               $  2,541      $  3,207
                                                         ========      ========

      The valuation allowance increased by $384,000 for the year ended June 30, 2004 primarily due to the uncertainty regarding the realization of net operating losses incurred by certain international subsidiaries. The Company reduces the valuation allowance when it is concluded that it is more likely than not that these deferred tax assets will be realized. For the year ended June 30, 2004, the Company reversed $266,000 of valuation allowance relating to net operating losses and other temporary differences in the United Kingdom.

      As of June 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.2 million which will begin to expire, if unused, in the year 2023. The Company also has $18.9 million in foreign net operating loss carryforwards as of June 30, 2004. The carryforward period of these losses varies by jurisdictions; some begin to expire in fiscal 2005 and others extend indefinitely.

      As of June 30, 2003 and 2004, the Company had capital loss carryforwards of approximately $2.8 million and $2.7 million, respectively. These capital loss carryforwards will expire, if unused, in fiscal 2006 and 2007, respectively.

(8)   Preferred Stock

      The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2003 and 2004.

(9)   Treasury Stock

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

 (10)  Stock Option Plans

      1996 Stock Incentive Plan

      In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 5,964,366 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters.

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

                                      * * *

      Total stock option activity during the periods indicated was as follows:

                                                                    Weighted
                                                                     Average
                                                      Number of     Exercise
                                                       Shares        Price
                                                       ------         -----

Balance at June 30, 2001                             3,070,150          $5.29
    Granted                                          1,051,500           2.71
    Exercised                                          (15,500)          1.25
    Forfeited                                         (344,300)          8.48
    Expired                                                 --            --
                                                     ---------
Balance at June 30, 2002                             3,761,850           4.30
    Granted                                            742,975           2.32
    Exercised                                         (152,225)          2.24
    Forfeited                                         (272,050)          3.87
    Expired                                                 --            --
                                                     ---------
Balance at June 30, 2003                             4,080,550           4.04
    Granted                                            842,700           7.75
    Exercised                                         (602,977)          3.31
    Forfeited                                         (231,200)          4.47
    Expired                                                 --            --
                                                     ---------
Balance at June 30, 2004                             4,089,073          $4.89
                                                     =========

      The following table summarizes information about the stock option plans:


                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
---------------------------------------------------------    -----------------------
                      Number       Weighted      Weighted       Number      Weighted
                   Outstanding      Average      Average     Exercisable     Average
    Range of          as of       Contractual    Exercise       as of       Exercise
 Exercise Prices   June 30,2004      Life         Price     June 30, 2004     Price
 ---------------   ------------   -----------    --------   -------------   --------
  $1.25 - $1.25       426,898        2.35         $ 1.25        426,898      $ 1.25
  $1.81 - $2.41       725,615        8.14         $ 2.17        195,591      $ 2.20
  $2.48 - $2.80       428,200        7.49         $ 2.74        197,725      $ 2.72
  $2.81 - $3.10       422,260        6.99         $ 2.98        274,835      $ 2.99
  $3.13 - $5.28       489,400        4.86         $ 4.39        430,600      $ 4.46
  $6.00 - $6.33        20,000        6.48         $ 6.13         13,500      $ 6.08
  $6.49 - $6.49       540,700        9.93         $ 6.49              -           -
  $6.59 - $9.86       573,500        4.44         $ 8.14        507,750      $ 8.19
 $10.25 - $11.00      437,500        6.74         $10.68        267,500      $10.82
 $12.50 - $15.00       25,000        6.50         $13.35         15,000      $13.33
                    ---------                                 ---------

 $1.25 - $15.00     4,089,073        6.51         $ 4.89      2,329,399      $ 4.97
                    =========                                 =========

      As of June 30, 2004, there were 839,841 shares available for grant under the Plan and 180,000 shares available for grant under the Directors' Plan. As of June 30, 2003 and 2004, there were 2,403,625 and 2,329,399 options exercisable, respectively.

      In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $125,000 and $43,000 for the years ended June 30, 2002 and 2003, respectively. Since the Company had recognized the entire expense effective April 1, 2003, there was no additional stock compensation expense relating to these 1998 option grants. Such compensation expense is included within sales and marketing of $80,000 and $27,000, research and development of $36,000 and $13,000 and general and administrative expenses of $9,000 and $3,000 for the years ended June 30, 2002 and 2003, respectively.

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 2002, 2003 and 2004 was $2.60, $1.51 and $5.18 on the date of grant, respectively. Grants during the years ended June 30, 2002, 2003 and 2004 assumed 116%, 110% and 101% of volatility, expected dividend yield of 0.0% and an expected life of 3.2 years, 3.4 years and 4.1 years, respectively. The assumed risk free interest rate on the date of grants was 4.1%, 2.8% and 3.7% in fiscal years 2002, 2003 and 2004, respectively.

(11)  1998 Employee Stock Purchase Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. During fiscal 2002, 2003 and 2004; 84,573, 158,978 and 151,003 shares were issued under the ESPP, respectively. As of June 30, 2004, 60,112 shares are reserved for issuance and there were 902,959 remaining shares available to purchase under this plan.

(12)  Employee Savings Plan and Executive Incentive Plan

      In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 2002, 2003 and 2004.

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

      Awards under the Incentive Plan are based upon the extent to which performance goals established by the Compensation Committee for a designated performance period are satisfied. The Incentive Plan also provides for grants of discretionary bonuses. For the years ended June 30, 2002, 2003 and 2004, no awards were made under the Incentive Plan.

(13)  Comprehensive Income (Loss)

      Comprehensive income (loss) for the years ended June 30, 2002, 2003 and 2004 is as follows:


                                                         Year ended June 30,
                                                         ------------------
                                                     2002        2003      2004
                                                     ----        ----      ----

Net income (loss)                                  $(5,221)     $4,076    $4,802
Unrealized marketable securities gain (loss)            94         (99)        -
Unrealized translation gain                            710         391       332
                                                  --------   ---------  --------
Comprehensive income (loss), net of tax            $(4,417)     $4,368    $5,134
                                                  ========   =========  ========

(14)  Related Party Transactions

      Since 1981 the Company has engaged, and plans to continue to engage, the Kramer Levin law firm to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin Naftalis & Frankel LLP. Fees paid to Kramer Levin during the years ended June 30, 2002, 2003 and 2004 were approximately $635,000, $787,000 and $1.0 million, respectively.

(15)  Lease Commitments

      The Company has operating leases for its office facilities which expire on various dates through fiscal 2010 and provide for escalation and additional payments relating to operating expenses.

      The following is a schedule of future minimum lease payments for operating leases as of June 30, 2004 (in thousands):

                                                                 Operating
                                                                  Leases
Year Ended:                                                       ------

June 30, 2005                                                    $ 2,842
June 30, 2006                                                      2,516
June 30, 2007                                                      2,089
June 30, 2008                                                      1,937
June 30, 2009                                                      1,833
Thereafter                                                         1,629
                                                                 -------
Total minimum lease payments                                     $12,846
                                                                 =======

      Rental expense for all operating leases was approximately $3.5 million, $2.8 million and $2.8 million for the years ended June 30, 2002, 2003 and 2004, respectively.

      In compliance with the leases of the Company's corporate headquarters in Rye, NY and a sales office in Chicago, IL, the landlords hold letters of credit issued by two banks totaling in the aggregate $325,000, secured by a certificate of deposit and a money market account.

(16)  Segment and Geographic Information

      The Company operates in one principal business segment across domestic and international markets. No foreign country accounted for more than 10% of revenue or 10% of identifiable assets in any of the periods presented.


                                          United
                                          States             Intl.(a)         Eliminations          Total
                                          ------             --------         ------------          -----

Year Ended June 30, 2002:
Revenue:
    From external customers(b)            $57,474            $10,439            $  --               $67,913
    Between geographic areas(c)             2,848               --               (2,848)               --
                                          -------            -------            -------             -------
Total revenue                             $60,322            $10,439            $(2,848)            $67,913
                                          =======            =======            =======             =======

Long-lived assets                         $10,416            $ 1,575            $  --               $11,991
                                          =======            =======            =======             =======

Year Ended June 30, 2003:
Revenue:
    From external customers(b)            $70,689            $11,967            $  --               $82,656
    Between geographic areas(c)             3,323               --               (3,323)               --
                                          -------            -------            -------             -------
Total revenue                             $74,012            $11,967            $(3,323)            $82,656
                                          =======            =======            =======             =======

Long-lived assets                         $20,202            $ 2,035            $  --               $22,237
                                          =======            =======            =======             =======

Year Ended June 30, 2004:
Revenue:
    From external customers(b)            $69,661            $18,427            $  --               $88,088
    Between geographic areas(c)             5,241               --               (5,241)               --
                                          -------            -------            -------             -------
Total revenue                             $74,902            $18,427            $(5,241)            $88,088
                                          =======            =======            =======             =======

Long-lived assets                         $28,880            $ 4,723            $  --               $33,603
                                          =======            =======            =======             =======

(a) The Company operates wholly-owned subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Benelux, Switzerland, Australia and Japan. Includes international net agent sales (agent sales less agent commissions).

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents transfer fees from international subsidiaries to Mobius Management Systems, Inc. Transfer fees from international subsidiaries are a percentage of the license and maintenance fees paid by customers to such international subsidiaries.

(17) Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2002, 2003 and 2004.

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

(18) Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in fiscal 2002. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space the Company will no longer utilize. The Company worked with an external real estate consultant to determine the best estimate for the accrual. During fiscal 2003, the Company entered into an agreement with the landlord and the over-tenant which released Mobius from all of its ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, the Company recorded additional expenses of $78,000 associated with this new agreement in fiscal 2003.

      In connection with the second sales office, the Company recorded a facilities restructuring charge of $116,000 in fiscal 2003, representing the estimated future lease obligations for office space that the Company was subleasing to a third party. The third party abandoned the space during fiscal 2003 and the Company believed that it was highly unlikely that it would be able to sublease this space for the remainder of the lease term.

      The balance of the facilities restructuring accrual and the transactions for the fiscal years ended June 30, 2003 and 2004 are as follows (in thousands):

                                Balance at                            Balance at
                                beginning     Cash         Other         end
                                of period   Payments    Adjustments   of period
                                ---------   --------    -----------   ---------

  Year ended June 30, 2003:
  Rent and related
   facilities expense            $1,066      $ 194        $1,148*        $ 112
  Other                             328          -           328            -
                                 ------      -----        ------         -----
  Total                          $1,394      $ 194        $1,476         $ 112
                                 ======      =====        ======         =====

  Year ended June 30, 2004:
  Rent and related
   facilities expenses           $  112      $  65        $   41         $   6
                                 ======      =====        ======         =====

* Includes a cash payment of $647,000 in connection with the release described above.

(19) Cytura Asset Acquisition

      On October 11, 2002 (the "Cytura Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura Corp. ("Cytura"), a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Contenuity Software provides a platform for Web site implementation and management, document and digital asset management and content publishing. Additionally, under the terms of the agreement, the Company was obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of the Company's common stock for a 30-day period in the thirteen months following the Cytura Closing Date exceeded specified amounts set forth in the agreement. During the fiscal fourth quarter of 2003, the average closing price of the Company's common stock exceeded such specified amount. Accordingly, during the fourth quarter of fiscal 2003, the Company recorded incremental goodwill and a payable to Cytura of $800,000. Under the terms of a revised agreement with Cytura, the Company made the $800,000 payment to Cytura in January 2004.

      The purchase price for the Contenuity Software and the other Cytura assets, adjusted for the additional payment of $800,000, has been allocated to assets acquired and liabilities assumed based on their fair values at the Cytura Closing Date, as follows (in thousands):


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
                                                           =======

      Other non-current assets consist of completed technology of $900,000 and goodwill of $1,236,000. Property and equipment is being amortized on a comparable basis for similar property and equipment. Completed technology is being amortized on a straight-line basis over the estimated useful life of 3.75 years. During fiscal 2003 and 2004, the Company had amortized $180,000 and $240,000, respectively, of the completed technology, and will amortize $240,000 in each of the fiscal years 2005 and 2006. A valuation prepared using the discounted net cash flow method was utilized by the Company to value the acquired in-process research and development which had not reached the working model stage and had no alternative future use, which resulted in an operating expense of $910,000 in fiscal 2003.

(20) eManage Asset Acquisition

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage Inc. ("eManage"), a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fourth quarter of fiscal 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000.

      The purchase price for the technology and certain other assets of eManage, adjusted for the additional payment of $340,000, has been allocated to assets acquired and liabilities assumed based on their fair values at the eManage Closing Date, as follows (in thousands):


Property and equipment                                          $   46
Other non-current assets                                         2,087
Acquired in-process research and
  development                                                      956
                                                                ------
Purchase price                                                  $3,089
                                                                ======

      Other non-current assets consist of completed technology of $880,000, identifiable intangibles of $277,000 and goodwill of $930,000. Property and equipment is being amortized on a comparable basis for similar property and equipment. Completed technology and intangibles are being amortized on a straight-line basis over the estimated useful life of 3.0 years. During fiscal 2004, the Company had amortized $64,000 of the completed technology and intangibles, and will amortize $386,000 in each of the fiscal years 2005 and 2006 and $321,000 in fiscal year 2007. A valuation prepared using the discounted net cash flow method was utilized by the Company to value the acquired in-process research and development which had not reached the working model stage and had no alternative future use, which resulted in an operating expense of $956,000 in fiscal 2004.

(21) Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2003 and 2004 were as follows (in thousands):


                                                                    June 30,
                               ---------------------------------------------------------------------------------
                                              2003                                         2004
                               ------------------------------------         ------------------------------------
                                            Accumulated                                 Accumulated
                                Gross      Amortization        Net           Gross      Amortization        Net
                                -----      ------------      ------          -----      ------------      ------

Completed technology           $  900         $  180         $  720         $1,780         $  469         $1,311
Customer relationships           --             --             --              277             15            262
                               ------         ------         ------         ------         ------         ------
Total                          $  900         $  180         $  720         $2,057         $  484         $1,573
                               ======         ======         ======         ======         ======         ======

      Aggregate amortization expense for intangible assets for the years ended June 30, 2003 and 2004 was $180,000 and $304,000, respectively. Amortization expense for the years ended June 30, 2005, 2006 and 2007, for acquisitions completed through June 30, 2004, is estimated to be $626,000, $626,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2004 were as follows (in thousands):

                                                                Total
                                                                -----

Balance as of June 30, 2002                                    $  330
  Goodwill acquired during the year                             1,236
  Effect of exchange rate changes and other                        48
                                                               ------
Balance as of June 30, 2003                                     1,614
  Goodwill acquired during the year                               930
  Effect of exchange rate changes and other                        22
                                                               ------
Balance as of June 30, 2004                                    $2,566
                                                               ======

               Report of Independent Registered Public Accounting
                      Firm on Financial Statement Schedule
                      ------------------------------------

To the Board of Directors of
Mobius Management Systems, Inc.

Our audit of the consolidated financial statements referred to in our report dated July 28, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the years ended June 30, 2004, June 30, 2003 and June 30, 2002 listed in Item 15(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Stamford, CT
July 28, 2004

                                                                     SCHEDULE II


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                               Years Ended June 30,
                                                      ----------------------------------------
                                                        2002            2003           2004
                                                      -------         -------         -------

Allowance for Doubtful Accounts
Balance at July 1                                     $ 1,450         $ 1,496         $ 1,490
Additions charged to expense                              330             710             103
Additions deducted from maintenance
  revenues                                                --              250             175
Bad debt write-offs                                      (284)           (966)           (674)
                                                      -------         -------         -------
Balance at June 30                                    $ 1,496         $ 1,490         $ 1,094
                                                      =======         =======         =======

Deferred Income Tax Valuation Allowance*
Balance at July 1                                     $ 3,997         $ 6,497         $ 6,874
Additions charged to deferred income
  tax expense                                           2,796           1,518           1,104
Deductions credited to deferred income
  tax expense                                            (296)         (1,141)           (720)
                                                      -------         -------         -------

Balance at June 30                                    $ 6,497         $ 6,874         $ 7,258
                                                      =======         =======         =======

* See also Note 7, Income Taxes, to the Consolidated Financial Statements.

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

15(a)(3) Exhibits
-----------------

Exhibit No.     Description
----------      -----------

3.1(1)      --  Form of Second Amended and Restated Certificate of Incorporation
                of the Registrant.
3.2(1)      --  Form of Restated By-Laws of the Registrant.
4.1(1)      --  Specimen certificate representing the Common Stock.
10.1(1)     --  Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2(1)     --  Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
                Incentive Plan.*
10.2A(9)    --  Amendment No. 2 to Mobius Management Systems, Inc. 1996 Stock
                Incentive Plan.*
10.2B(10)   --  Amendment No. 3 to Mobius Management Systems, Inc. 1996 Stock
                Incentive Plan.*
10.3(1)     --  Mobius Management Systems, Inc. 1998 Employee Stock Purchase
                Plan.*
10.4(1)     --  Mobius Management Systems, Inc. Non-Employee Directors' 1998
                Stock Option Plan.*
10.4A(2)    --  Amendment No. 1 to Mobius Management Systems, Inc. Non-Employee
                Directors' 1998 Stock Option Plan.*
10.4B(7)    --  Amendment No. 2 to Mobius Management Systems, Inc. Non-Employee
                Directors' 1998 Stock Option Plan.*
10.5(1)     --  Mobius Management System, Inc. 1998 Executive Incentive Plan.*
10.6(1)     --  Form of Grantee Option Agreement.*
10.7(1)     --  Lease dated December 4, 1997 by and between Old Boston Post Road
                Associates LLC and the Registrant.
10.8(1)     --  Lease dated February 14, 1983 by and between American National
                Bank and Trust Company of Chicago and the Registrant.
10.9(3)     --  Sublease dated January 5, 1999 by and between Fluor Daniel, Inc.
                and the Registrant.
10.10(1)    --  Stock Purchase Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.11(1)    --  Stockholders' Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.12(1)    --  Registration Rights Agreement dated May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.13(1)    --  Severance Agreement dated as of September 30, 1997 between the
                Registrant and Joseph Tinnerello.*
10.14(1)    --  Option Agreement dated as of September 30, 1997 between the
                Registrant and Joseph Tinnerello.*
10.15(1)    --  Letter Agreement, dated as of December 28, 1997 between the
                Registrant and Joseph Tinnerello.*
10.16(1)    --  Stockholder Agreement, dated as of December 30, 1997 between the
                Registrant and Joseph Tinnerello.*
10.17(1)    --  Software Assets Purchase Agreement dated as of December 10, 1990 among the Registrant, Compucept of Nevada and Software Assist
                Corporation.
10.18(1)    --  OEM Agreement between the Registrant and CDP Communications,
                Inc. dated as of October 15, 1993.
10.19(1)    --  Source Code License and Amendment to OEM Agreement between the
                Registrant and CDP Communications Inc. dated as of August 12,
                1997.
10.20(1)    --  Amendment No. 1 to License and Amendment to OEM Agreement
                between the Registrant and CDP Communications, Inc. dated
                November 21, 1997.
10.21(4)    --  Lease Modification Agreement dated July 12, 1999 by and between
                Old Boston Post Road Associates LLC and the Registrant.
10.22(5)    --  Amendment No. 1 to Mobius Management Systems, Inc. 1998 Employee
                Stock Purchase Plan.*
10.23(6)    --  Amendment No. 2 to Mobius Management Systems, Inc. 1998 Employee
                Stock Purchase Plan.*

10.24(8)    --  Asset Purchase and Sale Agreement, dated as of October 11, 2002, by and between Cytura Corp. and certain shareholders of Cytura
                Corp., on the one hand, and MMS Acquisition I LLC, on the other hand.
10.25(10)   --  Amendment No. 3 to Mobius Management Systems, Inc. 1998 Employee
                Stock Purchase Plan.*
10.26(11)   --  Description of Raymond F. Kunzmann's Compensation, dated as of
                December 16, 2003.*
10.27       --  Vendor Program Agreement, dated as of July 21, 2004, by and between General Electric Capital Corporation and the Registrant.
21.1        --  Subsidiaries of the Registrant.
23.1        --  Consent of Registered Independent Accounting Firm.
31.1        --  CEO Certification pursuant to Section 302(a) of the
                Sarbanes-Oxley Act of 2002.
31.2        --  CFO Certification pursuant to Section 302(a) of the
                Sarbanes-Oxley Act of 2002.
32.1        --  CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.
32.2        --  CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

*     Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to Mobius's Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference.

(2) Filed as Exhibit No. 10.4A to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to Mobius Management Systems, Inc.'s Annual Report filed on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference.

(4) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.

(5) Filed as Exhibit No. 10.24 to Mobius Management Systems, Inc.'s Annual Report filed on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference.

(6) Filed as Exhibit No. 10.25 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.

(7) Filed as Exhibit No. 10.4B to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(8) Filed as Exhibit No. 10.26 to Mobius Management Systems, Inc.'s Current Report on Form 8-K filed on October 17, 2002, and incorporated herein by reference.

(9) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(10) Filed as an exhibit to Mobius Management Systems, Inc.'s Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.

(11) Filed as Exhibit 10.4 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.

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

                                          Date: September 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                  Title(s)                        Date
       ----------                  --------                        ----

   /s/ Mitchell Gross       Chairman of the Board, Chief     September 10, 2004
   -----------------------  Executive Officer, President
   Mitchell Gross           and Director (Principal
                            Executive Officer)

   /s/ Raymond F. Kunzmann  Chief Financial Officer          September 10, 2004
   -----------------------  (Principal Financial
   Raymond F. Kunzmann      and Accounting Officer)

   /s/ Joseph J. Albracht   Director                         September 10, 2004
   ----------------------
   Joseph J. Albracht

   /s/ Robert H. Levitan    Director                         September 10, 2004
   ----------------------
   Robert H. Levitan

   /s/ Arthur J. Marks      Director                         September 10, 2004
   ----------------------
   Arthur J. Marks

   /s/ Kenneth P. Kopelman  Director                         September 10, 2004
   ----------------------
   Kenneth P. Kopelman

   /s/ Gary G. Greenfield   Director                         September 10, 2004
   ----------------------
   Gary G. Greenfield

   /s/ Patrick W. Gross     Director                         September 10, 2004
   ----------------------
    Patrick W. Gross