Form 10-Q
period 2004-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2004-11-08
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
              THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES |X| NO ||

      Number of shares outstanding of the issuer's common stock as of November 2, 2004

                 Class                          Number of Shares Outstanding

Common Stock, par value $0.0001 per share               18,387,664

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2004 and September 30, 2004

               Consolidated Statements of Operations
                Three months ended September 30, 2003 and 2004

               Consolidated Statements of Stockholders' Equity
                Three months ended September 30, 2004

               Consolidated Statements of Cash Flows
                Three months ended September 30, 2003 and 2004

               Notes to Unaudited Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Item 4.  Controls and Procedures

PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                                        June 30,         September 30,
                                                                          2004               2004
                                                                       ---------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 33,592           $ 32,261
  Accounts receivable, net of allowances of $674
    and $751, respectively                                               11,874              6,766
  Software license installments, current portion                         14,172             14,597
  Other current assets                                                    2,348              2,438
                                                                       --------           --------

        Total current assets                                             61,986             56,062
                                                                       --------           --------

Software license installments, net of allowance for
  doubtful accounts of $420 and $308, respectively                       22,358             22,586
Property and equipment, net                                               4,257              4,091
Deferred income taxes, non-current                                        2,514              3,632
Other non-current assets                                                  4,461              4,313
                                                                       --------           --------

        Total assets                                                   $ 95,576           $ 90,684
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $ 18,039           $ 14,105
  Deferred revenues                                                      21,973             22,187
  Deferred income taxes                                                   5,482              5,651
                                                                       --------           --------

        Total current liabilities                                        45,494             41,943

Deferred revenues                                                         4,704              4,240
Deferred income taxes                                                       239                239
                                                                       --------           --------

        Total liabilities                                                50,437             46,422
                                                                       --------           --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    23,633,381 and 23,690,456 shares,
    respectively; outstanding 18,279,158 and
    18,336,233 shares, respectively                                           2                  2
  Additional paid-in capital                                             54,301             54,550
  Retained earnings                                                       6,268              4,995
  Accumulated other comprehensive income                                    550                697
  Treasury stock, at cost, 5,354,223 shares                             (15,982)           (15,982)
                                                                       --------           --------

        Total stockholders' equity                                       45,139             44,262
                                                                       --------           --------

Total liabilities and stockholders' equity                             $ 95,576           $ 90,684
                                                                       ========           ========

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                           Three Months Ended
                                                             September 30,
                                                           2003          2004
                                                         --------      --------

Revenues:
  Software license                                       $ 12,501      $  6,204
  Maintenance                                              10,002        10,003
  Professional service and other                              908           921
                                                         --------      --------

    Total revenues                                         23,411        17,128
                                                         --------      --------

Cost of revenues:
  Software license                                            335           216
  Maintenance                                               1,694         2,079
  Professional service and other                            1,062           840
                                                         --------      --------

    Total cost of revenues                                  3,091         3,135
                                                         --------      --------

Gross profit                                               20,320        13,993
                                                         --------      --------

Operating expenses:
  Sales and marketing                                       9,433         8,128
  Research and development                                  5,003         5,646
  General and administrative                                2,810         2,712
                                                         --------      --------

    Total operating expenses                               17,246        16,486
                                                         --------      --------

Income (loss) from operations                               3,074        (2,493)

Interest income, net                                          439           527
Other income (expense)                                        (14)           34
                                                         --------      --------

Income (loss) before income taxes                           3,499        (1,932)

Provision for (benefit from) income taxes                   1,463          (659)
                                                         --------      --------

Net income (loss)                                        $  2,036      $ (1,273)
                                                         ========      ========

Basic earnings (loss) per share                          $   0.12      $  (0.07)
Basic weighted average shares outstanding                  17,555        18,300
Diluted earnings (loss) per share                        $   0.10      $  (0.07)
Diluted weighted average shares outstanding                19,454        18,300


     See accompanying notes to unaudited consolidated financial statements.


                                            MOBIUS MANAGEMENT SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       THREE MONTHS ENDED SEPTEMBER 30, 2004
                                            (Unaudited, in thousands)

                                                                                    Accumulated
                                          Common Stock      Additional                Other       Treasury Stock       Total
                                         ---------------      Paid-in   Retained  Comprehensive  ----------------   Stockholders'
                                         Shares    Amount     Capital   Earnings      Income     Shares    Amount      Equity
                                         ------    ------     -------   --------      ------     ------    ------      ------

Balance at June 30, 2004                 18,279   $      2   $ 54,301   $  6,268    $    550      5,354   $(15,982)   $ 45,139
Net loss                                   --         --         --       (1,273)       --         --         --        (1,273)
Change in other comprehensive income,
  net of tax                               --         --         --         --           147       --         --           147
                                                                                                                      --------
Comprehensive income                                                                                                    (1,126)
Stock options exercised, net of tax          57       --          227       --          --         --         --           227
Stock purchase plan, net of tax            --         --           22       --          --         --         --            22
                                         ------   --------   --------   --------    --------    -------   --------    --------
Balance at September 30, 2004            18,336   $      2   $ 54,550   $  4,995    $    697      5,354   $(15,982)   $ 44,262
                                        =======   ========   ========   ========    ========   ========   ========    ========




     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                             2003        2004
                                                           --------    ---------

Cash flows provided by (used in) operating activities:
Net income (loss)                                          $  2,036    $ (1,273)
                                                           --------    --------
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Deferred income taxes                                       1,168        (821)
  Depreciation and amortization                                 493         546
Change in operating assets and liabilities:
  Accounts receivable, net                                     (289)      5,108
  Software license installments                              (7,074)       (653)
  Other assets                                                 (532)        (90)
  Accounts payable and accrued expenses                        (462)     (3,934)
  Deferred revenue                                            2,603        (250)
                                                           --------    --------
  Total adjustments                                          (4,093)        (94)
                                                           --------    --------
Net cash used in operating activities                        (2,057)     (1,367)
                                                           --------    --------

Cash flows used in investing activities:
  Capital expenditures                                         (292)       (233)
                                                           --------    --------
Net cash used in investing activities                          (292)       (233)
                                                           --------    --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                   95         121
                                                           --------    --------
Net cash provided by financing activities                        95         121
                                                           --------    --------

Effect of exchange rate changes on cash and
  cash equivalents                                               71         148
                                                           --------    --------

Net change in cash and cash equivalents                      (2,183)     (1,331)
Cash and cash equivalents at beginning of period             37,315      33,592
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 35,132    $ 32,261
                                                           ========    ========
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest                                                 $      6    $      1
  Income taxes, net of refunds                             $    (55)   $    100


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2004 and September 30, 2004 and for the three month periods ended September 30, 2003 and 2004 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                              Three Months Ended September 30,
                                                              -------------------------------
                                                    2003                                             2004
                               ----------------------------------------------      ------------------------------------------
                               Net Income            Shares         Per Share       Net Loss           Shares       Per Share
                               (Numerator)        (Denominator)       Amount       (Numerator)      (Denominator)    Amount
                               -----------        -------------       ------       -----------      -------------    ------

Basic EPS:
Net income (loss)                $2,036                                             $(1,273)
                                 ======                                             =======
Weighted average
  shares outstanding                                  17,555                                            18,300
Basic earnings (loss)
  per share                                                           $0.12                                          $(0.07)
                                                                      =====                                          ======
Diluted EPS:
Net income (loss)                $2,036                                             $(1,273)
                                 ======                                             =======
Dilutive effect of
  stock options                                       1,899                                                  -
                                                     ------                                             ------
Weighted average shares
  outstanding                                        19,454                                             18,300
                                                     ======                                             ======
Diluted earnings (loss)
  per share                                                           $0.10                                          $(0.07)
                                                                      =====                                          ======

      Certain outstanding stock options for the three months ended September 30, 2003 and all outstanding stock options for the three months ended September 30, 2004, representing an aggregate of 594,870 and 2,459,426 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three months ended September 30, 2003 and 2004.

(3)  Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread over the related term. Software license installments are discounted at a market rate of interest. The discount is amortized to interest income using the interest method over the term of the financing. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer. As of September 30, 2004, total software license installments receivable have an average age of two years. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow.

 (4)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                      Useful     June 30,  September 30,
                                                       Life        2004       2004
                                                       ----      -------   ------------

      Computer equipment                             2-5 years    $8,316     $ 8,470
      Furniture, fixtures and office equipment        5 years      1,506       1,506
      Leasehold improvements                         5-15 years    4,127       3,921
                                                                  ------     -------
                                                                  13,949      13,897
      Less accumulated depreciation and amortization              (9,692)     (9,806)
                                                                  ------     -------
      Property and equipment, net                                 $4,257     $ 4,091
                                                                  ======     =======

      Depreciation and amortization expense on property and equipment was $433,000 and $390,000 for the three months ended September 30, 2003 and 2004, respectively.

(5)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,  September 30,
                                                          2004        2004
                                                        -------   ------------

      Accounts payable                                  $ 3,044      $ 1,953
      Compensation and related benefits                   7,997        5,857
      Royalties payable                                     991          925
      Other                                               6,007        5,370
                                                        -------      -------
                                                        $18,039      $14,105
                                                        =======      =======

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

                                                           Three Months Ended
                                                             September 30,
                                                             -------------
                                                           2003          2004
                                                        ---------     ---------

Net income (loss), as reported                          $   2,036     $  (1,273)
Less: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of tax              (273)         (578)
                                                        ---------     ---------
Pro forma net income (loss)                             $   1,763     $  (1,851)
                                                        =========     =========

Basic net income (loss) per share- as reported          $    0.12     $   (0.07)
Basic net income (loss) per share- pro forma            $    0.10     $   (0.10)
Diluted net income (loss) per share-as reported         $    0.10     $   (0.07)
Diluted net income (loss) per share- pro forma          $    0.09     $   (0.10)

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended September 30, 2003 and 2004 was $5.16 and $3.75 on the date of grant, respectively. Grants during the three months ended September 30, 2003 and 2004 assumed volatility of 108% and 98%, expected dividend yield of 0.0% and an expected life of 3.9 years and 4.3 years, respectively. The assumed risk free interest rate on the date of grants was 2.9% and 3.8% for the three months ended September 30, 2003 and 2004, respectively.

(7)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2003 and 2004 is as follows (in thousands):

                                                Three Months Ended
                                                  September 30,
                                                  -------------
                                               2003          2004
                                              ------       -------

Net income (loss)                             $2,036       $(1,273)
Unrealized translation gain                       94           147
                                              ------       -------
Comprehensive income (loss)                   $2,130       $(1,126)
                                              ======       =======

(8)  Commitments and Contingencies

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this transaction was recognized in the three months ended September 30, 2003 and 2004.

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

(10)  Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fourth quarter of fiscal 2002 and an additional charge of $194,000 in the second quarter of fiscal 2003. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for a further discussion of this plan. Through June 30, 2004, cash payments totaled $1.5 million.

      As of June 30, 2004 and September 30, 2004, the Company had $6,000 remaining in the facilities restructuring accrual, which will be paid during the fiscal second quarter of 2005 in accordance with the plan provisions.

(11)  eManage Asset Acquisition

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage Inc. ("eManage"), a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005. Refer to the Company's Annual Report on Form 10-K for a further discussion of this acquisition.

(12)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2004 and September 30, 2004 were as follows (in thousands):


                                        June 30, 2004                             September 30, 2004
                             ------------------------------------         -----------------------------------
                                         Accumulated                                  Accumulated
                             Gross       Amortization        Net          Gross       Amortization        Net
                             -----       ------------      ------         ------      ------------      ------

Completed technology         $1,780         $  469         $1,311         $1,780         $  602         $1,178
Customer relationships          277             15            262            277             38            239
                             ------         ------         ------         ------         ------         ------
Total                        $2,057         $  484         $1,573         $2,057         $  640         $1,417
                             ======         ======         ======         ======         ======         ======

      Aggregate amortization expense for intangible assets for the quarters ended September 30, 2003 and 2004 was $60,000 and $156,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2005, and for the fiscal years ended June 30, 2006 and 2007, for acquisitions completed through September 30, 2004, is estimated to be $470,000, $626,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the quarter ended September 30, 2004 were as follows (in thousands):

                                                            Total
                                                            ------
Balance as of June 30, 2004                                 $2,566
  Effect of exchange rate changes and other                      7
                                                            ------
Balance as of September 30, 2004                            $2,573
                                                            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended September 30, 2003 and 2004, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, fluctuations in period to period results, seasonality, uncertainty of future operating results, long and unpredictable sales cycles, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, increased investment in professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, concerns about transaction security on the Internet, changes in accounting for employee stock options and the impact of recently enacted and proposed regulations. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

Overview

      Mobius is a leading provider of integrated solutions for total content management (TCM). For over two decades, Mobius has delivered innovative software that captures, stores, manages and delivers business- and operations mission-critical content, such as documents, reports, images and transactions in multiple formats from multiple sources. Mobius solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

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

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Historically, Mobius's contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when the Company entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determined the portion of the contract price attributable to maintenance (which did not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence existed or until all elements were delivered. Beginning in the third quarter of fiscal 2004, the vast majority of the Company's software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Accordingly, license revenue is recognized upon delivery of the software under the provisions of SOP 97-2 and SOP 98-9. Maintenance revenue is recognized ratably over the maintenance period.

      The Company offers installment contracts to its customers, which provide for payments in installments, generally over periods ranging from 3 to 5 years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. In the case of installment contracts, software license revenue includes the present value of future payments. The discount is recognized as interest income over the term of the arrangement. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

                                                         Three Months Ended
                                                            September 30,
                                                          2003          2004
                                                          ----          ----

Revenues:
  Software license                                        53.4%         36.2%
  Maintenance                                             42.7          58.4
  Professional service and other                           3.9           5.4
                                                         -----         -----
    Total revenues                                       100.0         100.0
                                                         -----         -----

Cost of revenues:
  Software license                                         1.4           1.3
  Maintenance                                              7.2          12.1
  Professional service and other                           4.6           4.9
                                                         -----         -----
    Total costs of revenues                               13.2          18.3
                                                         -----         -----

Gross profit                                              86.8          81.7
                                                         -----         -----

Operating expenses:
  Sales and marketing                                     40.3          47.4
  Research and development                                21.4          33.0
  General and administrative                              12.0          15.8
                                                         -----         -----

    Total operating expenses                              73.7          96.2
                                                         -----         -----

Income (loss) from operations                             13.1         (14.5)

Interest income, net                                       1.9           3.1
Other income (expense)                                    (0.1)          0.2
                                                         -----         -----

Income (loss) before income taxes                         14.9         (11.2)

Provision for (benefit from) income taxes                  6.2          (3.8)
                                                         -----         -----

Net income (loss)                                          8.7%         (7.4)%
                                                         =====         =====

Executive Overview

      Total revenues in the fiscal first quarter of 2005 of $17.1 million were 26.8% lower than revenues of $23.4 million in the same period last year. This quarter was impacted by delays in contract signings, including one particularly large opportunity. Certain of these contracts have been signed in the fiscal second quarter of 2005 and will be included in our revenues for that quarter. Operating loss in the fiscal first quarter of 2005 was $2.5 million, or (14.5)% of revenues, as compared with operating income of $3.1 million, or 13.1% of revenues, in the same period last year. Net loss for the fiscal first quarter of 2005 was $1.3 million, or ($0.07) per share, as compared with net income of $2.0 million, or $0.10 per diluted share, in the same period last year.

      While the delays mentioned above had a significant impact on the Company's results, we were also not satisfied with the level of sales pipeline available during the fiscal first quarter. The Company began to make changes during fiscal 2004, continuing into the fiscal first quarter of 2005, to spur pipeline building. The Company believes that the content management markets in which we operate will experience growth in the near term and that our recent product introductions and acquisitions (e-mail archiving and records management technology) will provide additional opportunities for growth. However, we believe market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits, cost, time of implementation, return on investment, ability to meet existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. The Company has also noticed a trend whereby delays in customer approval processes have resulted in protracted contractual negotiations. The Company is attempting to alleviate the impact of this trend by making it easier to do business with the Company by simplifying some of its contract and financial terms. We are seeing progress and anticipate that the impact will be reflected in our results over the remainder of the fiscal year. However, there are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, ViewDirect(R) Total Content Integrator and ViewDirect-ABS, will develop as anticipated.

      The Company also believes that customers are focusing on purchasing solutions for particular applications that have well defined rates of return, as well as on simplifying their environments to gain access to disparate repositories and content throughout their organization quickly and easily. To address these purchasing patterns, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs" during the latter part of fiscal 2003. Solution Packs combine server and client products designed to address specific customer applications and requirements. License terms on Solution Packs are generally five years, compared to the 15 year terms most commonly offered by the Company in prior periods. The Company offers extended payment terms to our customers, which we believe enhances the Company's competitive position. However, there are no assurances that the offering of Solution Packs or extended payment terms will have positive results. Mobius continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. Additionally, the Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow.

      Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

Revenues:

o Total revenues decreased 26.8% from $23.4 million in last year's quarter to $17.1 million this quarter. Domestic revenues decreased 19.1% from $17.6 million in last year's quarter to $14.2 million this quarter. International revenues decreased 50.4% from $5.8 million in last year's quarter to $2.9 million this quarter, primarily due to two large contracts that closed during the fiscal first quarter of 2004. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended September 30, 2004, as compared with the quarter ended September 30, 2003.

      o Software license revenues decreased 50.4% from $12.5 million in last year's quarter to $6.2 million this quarter. This quarter was impacted by delays in contract signings, including one particularly large opportunity, which slipped out of this quarter's results. In addition, uncertainty over the direction of the economy and less than satisfactory internal execution in creating potential sales opportunities resulted in an available sales pipeline that was not adequate to offset these delays. The fiscal first quarter of 2004 included record license revenues due in part to the successful introduction of Solution Packs.

      o Maintenance revenues totaled $10.0 million in both last year's quarter and this quarter. Increases in new licensed software covered by maintenance agreements and increased maintenance fees were offset by non-renewal of existing maintenance contracts. Non-renewals are the result of a number of factors, including the consolidation of our customer base, consolidation of data centers by our customers, scaling back of obsolete operating systems by our customers and migration of our customers to products such as Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in the fiscal first quarter of 2004 and 2005, is generally based on 10% of contract value. If Solution Packs continue to comprise a significant portion of the Company's revenues and its customer base remains the same, maintenance revenues could potentially decrease.

      o Professional service and other revenues totaled $908,000 in last year's quarter and $921,000 this quarter. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 35.5% from $335,000 in last year's quarter to $216,000 this quarter, representing 2.7% and 3.5%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in cost of software license revenue is consistent with lower software license revenues for the quarter, partially offset by an increase in license revenues for products for which Mobius pays royalties and sub-license fees.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 22.7% from $1.7 million in last year's quarter to $2.1 million this quarter, representing 16.9% and 20.8%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing. It also reflects increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased 20.9% from $1.1 million in last year's quarter to $840,000 this quarter. These costs as a percentage of professional service and other revenues decreased from 117.0% in last year's quarter to 91.2% in this quarter. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount) and lower miscellaneous expenses, as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 13.8% from $9.4 million in last year's quarter to $8.1 million this quarter, representing 40.3% and 47.4%, respectively, of total revenues in those quarters. The decrease in sales and marketing expenses was primarily attributable to lower incentive compensation costs as a result of lower license revenue. The higher percentage of sales and marketing expenses to total revenues reflects the inability to leverage the fixed portion of these expenses over a lower sales volume.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 12.9% from $5.0 million in last year's quarter to $5.6 million this quarter, representing 21.4% and 33.0%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to higher personnel costs on increased headcount, including personnel added as a result of the acquisition of the technology and certain other assets of eManage Inc. ("eManage"), and increased subcontractor fees. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, "Liquidity and Capital Resources" below.

o General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses totaled $2.8 million in last year's quarter and $2.7 million in this quarter, representing 12.0% and 15.8%, respectively, of total revenues in those quarters.

Interest income and other income (expense):

      Interest income, net of interest expense, was $439,000 in last year's quarter and $527,000 in this quarter. The increase in interest income is primarily attributable to higher interest from increased installment receivables balances. Other income (expense), comprised of foreign currency transactions, was a loss of $14,000 in last year's quarter and a gain of $34,000 this quarter.

Provision for (benefit from) income taxes:

      The provision for income taxes was $1.5 million (effective tax provision rate of 41.8%) in last year's quarter and a benefit from income taxes of $659,000 (effective tax benefit rate of 34.1%) in this quarter. The decrease in the effective tax rate was primarily due to the impact of foreign taxes for which no U.S. foreign tax credit is available and to losses in certain foreign subsidiaries for which no tax benefit was recorded. These items reduced the tax benefit that was recorded on a consolidated basis.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of September 30, 2004, Mobius had cash and cash equivalents of $32.3 million, a decrease of $1.3 million from the $33.6 million held at June 30, 2004. The decrease was primarily due to a decrease in accounts payable and accrued expenses and the net loss for this quarter, substantially offset by a decrease in accounts receivable. As of September 30, 2004 and June 30, 2004, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. If the level of software license revenues financed by installments receivable continues at the current rate and the Company is unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, the Company's cash position is likely to be adversely affected.

      The Company continues to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance Mobius's strategic market position.

                                      *****

      Net cash used in operating activities was $2.1 million and $1.4 million during the first three months of fiscal 2004 and 2005, respectively. Mobius's primary uses of cash during the first three months of fiscal 2005 were from a 21.8% decrease in accounts payable and accrued expenses, primarily due to the payment of year-end commissions, salaries and bonuses, and a net loss of $1.3 million. These uses were partially offset by a reduction in accounts receivable balances of $5.1 million, primarily due to collections and decreased software license revenues. Mobius's depreciation and amortization expense adjustment in operating activities increased 10.8% from $493,000 in the first three months of fiscal 2004 to $546,000 in the first three months of fiscal 2005. Deferred revenue totaled $26.7 million at June 30, 2004 and $26.4 million at September 30, 2004. Net accounts receivable decreased 43.0% from $11.9 million at June 30, 2004 to $6.8 million at September 30, 2004.

      Net cash used in investing activities was $292,000 and $233,000 in the first three months of fiscal 2004 and 2005, respectively, representing the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $95,000 and $121,000 in the first three months of fiscal 2004 and 2005, respectively, due to the exercise of stock options by employees.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of September 30, 2004, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                                 Operating
Year Ended:                                                       Leases
-----------                                                       ------

September 30, 2005                                               $ 2,840
September 30, 2006                                                 2,497
September 30, 2007                                                 2,105
September 30, 2008                                                 1,927
September 30, 2009                                                 1,816
Thereafter                                                         1,307
                                                                 -------
Total minimum lease payments                                     $12,492
                                                                 =======

      In addition to the commitments shown above, the Company is committed to make future purchases of goods and services of approximately $525,000.

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage, a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2004 and September 30, 2004, approximately 77% and 81%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $674,000 and $751,000 at June 30, 2004 and September 30, 2004, respectively.

Software License Installments Receivable

      As of September 30, 2004, software license installments amounted to $37.2 million, an increase of 1.8% compared with the June 30, 2004 balance of $36.5 million. This slight increase reflects new licenses of ViewDirect TCM products during the fiscal first quarter of 2005 that the Company has offered to finance for its customers. The Company offers extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances the Company's competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 4.1% of total software license installments, and 69% of the total is comprised of customers with balances under $600,000. As of June 30, 2004 and September 30, 2004, software license installments reserves were $420,000 and $308,000, respectively. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.7 million at June 30, 2004 and $26.4 million at September 30, 2004. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of September 30, 2004, current deferred revenues totaled $22.2 million and non-current deferred revenues totaled $4.2 million. It is anticipated that current deferred revenues of $22.2 million will be recognized as revenues within the next twelve months.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in the three months ended September 30, 2003 and 2004.

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

      We operate in a rapidly changing economic and technological environment that involves numerous risks and uncertainties. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings. The following section describes the material risks and uncertainties that we believe may adversely affect our business, operating results or financial condition. Many of these risks and uncertainties are beyond our control and are driven by factors that we cannot predict.

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

      Currently, we believe that external market factors are driving customers to cautiously spend on enterprise software which can result in unpredictability in the timing of orders. For example, during the fiscal first quarter of 2005, our operating results were impacted by a number of transactions that for several reasons, including protracted negotiations of terms and delays in our customers' approval process, did not close as anticipated. We believe that this trend is also affecting other vendors in the market. This condition may continue to impact future quarterly operating results and have an adverse effect on Mobius.

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

      During fiscal 2004 and continuing during the fiscal first quarter of 2005, our sales cycles continued to lengthen due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

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

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. During the fiscal quarter ended September 30, 2004, there was a 1.8% increase in software license installments receivable, reflecting an increase in licenses having extended payment terms, including licenses of our ViewDirect TCM products that we began to market in the latter part of fiscal 2003 under the term "Solution Packs." Solution Packs combine server and client products designed to address specific customer applications and requirements with, generally, license terms of five years. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. If the level of software license revenues financed by installments receivable continues at the current rate and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

      We have committed significant resources to the development of our professional services business which provides implementation assistance and training related to our packaged software products. The growth of business areas requires increased management time and resources prior to generating significant revenues. There is no assurance that an increase in investment in professional services will result in an increase in revenues. For example, professional services revenues totaled $908,000 and $921,000 for the quarters ended September 30, 2003 and 2004, respectively. In addition, we have recently experienced negative gross margins related to this business, although fiscal first quarter 2005 gross profit totaled $81,000. There is no assurance that we will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with operating the professional services business will not be greater than revenues generated therefrom.

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

      We currently account for the issuance of employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, we do not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The Financial

Accounting Standards Board (FASB) has proposed changes to U.S. generally accepted accounting principles that, if implemented, would require companies to treat the granting of employee stock options as an expense. The proposed standard's effective date would be applicable for awards granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. If such proposals are adopted and we are required to change the way we account for stock options, our operating results could be negatively impacted as a result of the additional expenses associated with stock options. See Note 7, Stock Incentive Plan, of the Notes to Consolidated Financial Statements for a more detailed presentation of our accounting for stock-based compensation plans.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of September 30, 2004, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

      The Board of Directors of Mobius Management Systems, Inc. (the (Company") has set the date of this year's annual meeting of stockholders for Wednesday, February 9, 2005. The Company's proxy statement for last year's annual meeting indicated that requests for the inclusion in the Company's 2004 proxy statement of stockholder proposals intended to be presented at the 2004 annual meeting should have been received by July 10, 2004, based on the mailing date of the proxy materials for last year's annual meeting. The Company will now consider for inclusion in its 2004 proxy statement proposals that are received by December 10, 2004. On request, the Assistant Secretary will provide detailed instructions for submitting proposals. Stockholders must also comply with such rules as may be prescribed from time to time by the Securities and Exchange Commission regarding proposals of security holders. Moreover, under Securities and Exchange Commission rules, the Company's proxies will have discretionary voting authority with respect to any such proposal unless, among other things, that proposal is submitted a reasonable time prior to the mailing of the Company's proxy statement for the 2004 annual meeting; that mailing is presently anticipated to occur on or about January 6, 2005. Even if such notice is timely received, the people named next year as proxies may nevertheless be entitled to vote as they think best on such proposals to the extent permitted by the rules of the Securities and Exchange Commission.

Item 6. - Exhibits

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

Date:  November 8, 2004

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Raymond F. Kunzmann
                                             -----------------------------------
                                             Raymond F. Kunzmann
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)