Form 10-Q
period 2004-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2005-02-03
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES |X| NO ||

      Number of shares outstanding of the issuer's common stock as of February 1, 2005

                Class                             Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 18,420,776

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2003 and December 31, 2004

               Consolidated Statements of Operations
                Three months and six months ended December 31, 2003 and 2004

               Consolidated Statements of Stockholders' Equity and Comprehensive
                Income - Six months ended December 31, 2004

               Consolidated Statements of Cash Flows
                Six months ended December 31, 2003 and 2004

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

      Item 1.  Legal Proceedings

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                                     June 30,      December 31,
                                                                       2004           2004
                                                                    ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 33,592        $ 31,109
  Accounts receivable, net of allowances of $674 and
    $688, respectively                                                11,874          10,438
  Software license installments, current portion                      14,172          14,469
  Other current assets                                                 2,348           2,436
                                                                    --------        --------
        Total current assets                                          61,986          58,452
                                                                    --------        --------

Software license installments, net of allowance for
  doubtful accounts of $420 and $240, respectively                    22,358          21,121
Property and equipment, net                                            4,257           4,128
Deferred income taxes, non-current                                     2,514           5,048
Other non-current assets                                               4,461           4,290
                                                                    --------        --------
        Total assets                                                $ 95,576        $ 93,039
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $ 18,039        $ 16,264
  Deferred revenues                                                   21,973          22,363
  Deferred income taxes                                                5,482           5,609
                                                                    --------        --------
        Total current liabilities                                     45,494          44,236

Deferred revenues                                                      4,704           4,090
Deferred income taxes                                                    239             239
                                                                    --------        --------
        Total liabilities                                             50,437          48,565
                                                                    --------        --------

Stockholders' equity:
  Common stock, $.0001 par value; authorized
    40,000,000 shares; issued 23,633,381 and
    23,774,999 shares, respectively; outstanding
    18,279,158 and 18,420,776 shares, respectively                         2               2
  Additional paid-in capital                                          54,301          55,106
  Retained earnings                                                    6,268           3,894
  Accumulated other comprehensive income                                 550           1,454
  Treasury stock, at cost, 5,354,223 shares                          (15,982)        (15,982)
                                                                    --------        --------
        Total stockholders' equity                                    45,139          44,474
                                                                    --------        --------

Total liabilities and stockholders' equity                          $ 95,576        $ 93,039
                                                                    ========        ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                             Three Months Ended               Six Months Ended
                                                                 December 31,                    December 31,
                                                             2003          2004              2003           2004
                                                          --------       --------          --------       --------

Revenues:
  Software license                                        $ 11,503       $  6,875          $ 24,004       $ 13,079
  Maintenance                                               10,044         10,216            20,046         20,219
  Professional service and other                             1,749          1,081             2,657          2,002
                                                          --------       --------          --------       --------
    Total revenues                                          23,296         18,172            46,707         35,300
                                                          --------       --------          --------       --------

Cost of revenues:
  Software license                                             389            240               724            456
  Maintenance                                                1,562          1,908             3,256          3,987
  Professional service and other                             1,894          1,041             2,956          1,881
                                                          --------       --------          --------       --------
    Total cost of revenues                                   3,845          3,189             6,936          6,324
                                                          --------       --------          --------       --------

Gross profit                                                19,451         14,983            39,771         28,976
                                                          --------       --------          --------       --------

Operating expenses:
  Sales and marketing                                        8,880          9,128            18,313         17,256
  Research and development                                   4,927          5,850             9,930         11,496
  General and administrative                                 2,904          3,013             5,714          5,725
                                                          --------       --------          --------       --------
    Total operating expenses                                16,711         17,991            33,957         34,477
                                                          --------       --------          --------       --------

Income (loss) from operations                                2,740         (3,008)            5,814         (5,501)

Interest income, net                                           461            556               900          1,083
Other income (expense)                                          (7)           (12)              (21)            22
                                                          --------       --------          --------       --------

Income (loss) before income taxes                            3,194         (2,464)            6,693         (4,396)

Provision for (benefit from) income taxes                    1,146         (1,363)            2,609         (2,022)
                                                          --------       --------          --------       --------

Net income (loss)                                         $  2,048       $ (1,101)         $  4,084       $ (2,374)
                                                          ========       ========          ========       ========

Basic earnings (loss) per share                           $   0.11       $  (0.06)         $   0.23       $  (0.13)
Basic weighted average shares outstanding                   17,857         18,383            17,706         18,341
Diluted earnings (loss) per share                         $   0.10       $  (0.06)         $   0.21       $  (0.13)
Diluted weighted average shares outstanding                 20,266         18,383            19,909         18,341


     See accompanying notes to unaudited consolidated financial statements.


                                                  MOBIUS MANAGEMENT SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                 SIX MONTHS ENDED DECEMBER 31, 2004
                                                    (Unaudited, in thousands)


                                                                                   Accumulated
                                          Common Stock       Additional               Other         Treasury Stock      Total
                                        -----------------     Paid-in   Retained   Comprehensive   ----------------  Stockholders'
                                        Shares     Amount     Capital   Earnings      Income       Shares   Amount      Equity
                                        ------     ------     -------   --------   -------------   ------   -------  ------------

Balance at June 30, 2004                18,279    $      2   $ 54,301   $  6,268    $    550       5,354   $(15,982)   $ 45,139
Net loss                                  --          --         --       (2,374)       --          --         --        (2,374)
Change in other comprehensive
  income, net of tax                      --          --         --         --           904        --         --           904
                                                                                                                       --------
      Comprehensive income                                                                                               (1,470)

Stock options exercised, net of tax         93        --          498       --          --          --         --           498

Stock purchase plan, net of tax             49        --          307       --          --          --         --           307
                                      --------    --------   --------   --------    --------    --------   --------    --------
Balance at December 31, 2004            18,421    $      2   $ 55,106   $  3,894    $  1,454       5,354   $(15,982)   $ 44,474
                                      ========    ========   ========   ========    ========    ========   ========    ========



     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          Six Months Ended
                                                                             December 31,
                                                                          2003           2004
                                                                        --------       --------

Cash flows provided by (used in) operating
activities:
Net income (loss)                                                       $  4,084       $ (2,374)
                                                                        --------       --------
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Deferred income taxes                                                    2,207         (2,101)
  Depreciation and amortization                                              933          1,075
Change in operating assets and liabilities:
  Accounts receivable, net                                                  (686)         1,436
  Software license installments                                           (9,507)           940
  Other assets                                                               397           (101)
  Accounts payable and accrued expenses                                    1,358         (1,775)
  Deferred revenue                                                           205           (224)
                                                                        --------       --------
  Total adjustments                                                       (5,093)          (750)
                                                                        --------       --------
Net cash used in operating activities                                     (1,009)        (3,124)
                                                                        --------       --------

Cash flows used in investing activities:
  Capital expenditures                                                      (760)          (614)
                                                                        --------       --------
Net cash used in investing activities                                       (760)          (614)
                                                                        --------       --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                             1,446            217
  Cash received from employee stock purchase plan                            291            282
                                                                        --------       --------
Net cash provided by financing activities                                  1,737            499
                                                                        --------       --------

Effect of exchange rate changes on cash and cash equivalents                 506            756
                                                                        --------       --------

Net change in cash and cash equivalents                                      474         (2,483)
Cash and cash equivalents at beginning of period                          37,315         33,592
                                                                        --------       --------
Cash and cash equivalents at end of period                              $ 37,789       $ 31,109
                                                                        ========       ========
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
  Interest paid                                                         $      6       $      2
  Income taxes, net of refunds                                          $     (9)      $    131

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2003 and December 31, 2004 and for the three and six month periods ended December 31, 2003 and 2004 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                2003                                              2004
                                ---------------------------------------    ------------------------------------------
                                                                 Per                                         Per
                                 Net Income      Shares         Share      Net (Loss)        Shares         Share
                                (Numerator)   (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                -----------   -------------     ------     -----------    -------------     ------

Basic EPS:
Net income (loss)                 $  2,048                                 $ (1,101)
                                  ========                                 ========
Weighted average
  shares outstanding                              17,857                                     18,383
Basic earnings (loss)
  per share                                                    $  0.11                                     $ (0.06)
                                                               =======                                     =======
Diluted EPS:
Net income (loss)                 $  2,048                                 $ (1,101)
                                  ========                                 ========
Dilutive effect of
 stock options                                    2,409                                          --
                                                 ------                                      ------
Weighted average
  shares outstanding                             20,266                                      18,383
                                                 ======                                      ======
Diluted earnings (loss)
  per share                                                    $  0.10                                     $ (0.06)
                                                               =======                                     =======


                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                2003                                              2004
                                ---------------------------------------    ------------------------------------------
                                                                 Per                                         Per
                                 Net Income      Shares         Share      Net (Loss)        Shares         Share
                                (Numerator)   (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                -----------   -------------     ------     -----------    -------------     ------

Basic EPS:
Net income (loss)                    $4,084                                 $(2,374)
                                     ======                                 =======
Weighted average
  shares outstanding                             17,706                                      18,341
Basic earnings per
  share                                                          $0.23                                     $ (0.13)
                                                                 =====                                     =======
Diluted EPS:
Net income                           $4,084                                 $(2,374)
                                     ======                                 =======
Dilutive effect of
  stock options                                   2,203                                          --
                                                 ------                                     -------
Weighted average
  shares outstanding                             19,909                                      18,341
                                                 ======                                      ======
Diluted earnings per
  share                                                          $0.21                                      $(0.13)
                                                                 =====                                      ======


      Certain outstanding stock options for the three and six months ended December 31, 2003, representing an aggregate of 15,000 and 452,359 shares of common stock, respectively, and all outstanding stock options for the three and six months ended December 31, 2004, representing an aggregate of 2,295,504 and 2,473,938 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and six months ended December 31, 2003 and 2004.

(3)   Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread over the related term. Software license installments are discounted at a market rate of interest. The discount is amortized to interest income using the interest method over the term of the financing. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer. As of December 31, 2004, total software license installments receivable have an average age of approximately one and one-half years. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first six months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement.

 (4)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                        Useful       June 30,   December 31,
                                                         Life         2004         2004
                                                         ----       --------    -----------

      Computer software and equipment                  2-5 years     $ 8,316      $ 8,574
      Furniture, fixtures and office equipment          5 years        1,506        1,533
      Leasehold improvements                          5-15 years       4,127        3,916
                                                                     -------      -------
                                                                      13,949       14,023
      Less accumulated depreciation and amortization                  (9,692)      (9,895)
                                                                     -------     --------
      Property and equipment, net                                    $ 4,257      $ 4,128
                                                                     =======      =======

      Depreciation and amortization expense on property and equipment was $380,000 and $372,000 for the three months ended December 31, 2003 and 2004, respectively, and $813,000 and $762,000 for the six months ended December 31, 2003 and 2004, respectively.

(5)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,   December 31,
                                                          2004         2004
                                                        -------    -----------

      Accounts payable                                  $ 3,044      $ 2,232
      Compensation and related benefits                   7,997        6,027
      Royalties payable                                     991          783
      Other                                               6,007        7,222
                                                        -------      -------
                                                        $18,039      $16,264
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


                                                              Three Months Ended               Six Months Ended
                                                                 December 31,                     December 31,
                                                            2003             2004            2003             2004
                                                         ---------        ---------        ---------        ---------

Net income (loss), as reported                           $   2,048        $  (1,101)       $   4,084        $  (2,374)

Less: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of tax               (566)            (428)            (839)          (1,006)
                                                         ---------        ---------        ---------        ---------
Pro forma net income (loss)                              $   1,482        $  (1,529)       $   3,245        $  (3,380)
                                                         =========        =========        =========        =========

Basic net income (loss) per share- as reported           $    0.11        $   (0.06)       $    0.23        $   (0.13)
Basic net income (loss) per share- pro forma             $    0.08        $   (0.08)       $    0.18        $   (0.18)
Diluted net income (loss) per share-as reported          $    0.10        $   (0.06)       $    0.21        $   (0.13)
Diluted net income (loss) per share- pro forma           $    0.07        $   (0.08)       $    0.16        $   (0.18)

      The Black Scholes option pricing model has been used for grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended December 31, 2003 and 2004 was $6.75 and $4.46 on the date of grant, respectively. The per share weighted average fair value of stock options granted during the six months ended December 31, 2003 and 2004 was $6.56 and $3.88 on the date of grant, respectively. Grants during the three and six months ended December 31, 2003 assumed volatility of 107%, expected dividend yield of 0.0% and an expected life of 3.5 years, respectively. Grants during the three and six months ended December 31, 2004 assumed volatility of 92% and 97%, respectively, expected dividend yield of 0.0% and an expected life of 4.3 years for both periods. The assumed risk free interest rate on the date of grants for the three and six months ended December 31, 2003 was 3.3% and for the three and six months ended December 31, 2004 was 3.4% and 3.7%, respectively.

(7)   Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended December 31, 2003 and 2004 is as follows (in thousands):

                                               Three Months Ended         Six Months Ended
                                                  December 31,               December 31,
                                               2003         2004           2003       2004
                                              ------      -------         ------    -------

Net income (loss)                             $2,048      $(1,101)        $4,084    $(2,374)
Unrealized translation gain (loss)               426          757            520        904
                                              --------------------        ------------------
Comprehensive income (loss)                   $2,474      $  (344)        $4,604    $(1,470)
                                              ====================        ==================

(8)   Commitments and Contingencies

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9)   Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this transaction was recognized in the three and six months ended December 31, 2003 and 2004.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and is currently pursuing actions to enforce the judgment. During January 2005, the buyer's president filed for personal bankruptcy protection. The Company is currently determining the appropriate course of action to be taken as a result of this development. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

(10)  Facilities Restructuring

      In connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a facilities restructuring charge of $1.4 million in the fiscal fourth quarter of 2002 and an additional charge of $194,000 in the fiscal second quarter of 2003. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for a further discussion of this plan. Through June 30, 2004, cash payments totaled $1.5 million.

      As of June 30, 2004, the Company had $6,000 remaining in the facilities restructuring accrual, which was paid during the fiscal second quarter of 2005 in accordance with the plan provisions.

(11)  eManage Asset Acquisition

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage Inc. ("eManage"), a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005. During the fiscal second quarter of 2005, certain targets were met, and accordingly, the Company recorded incremental goodwill of $85,000, which was paid during the same quarter. Refer to the Company's Annual Report on Form 10-K for a further discussion of this acquisition.

(12)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2004 and December 31, 2004 were as follows (in thousands):


                                         June 30, 2004                           December 31, 2004
                              -----------------------------------        -----------------------------------
                                          Accumulated                                Accumulated
                               Gross      Amortization       Net          Gross      Amortization       Net
                               -----      ------------       ---          -----      ------------       ---

Completed technology          $1,780         $  469        $1,311        $1,780         $  736        $1,044
Customer relationships           277             15           262           277             61           216
                              ------         ------        ------        ------         ------        ------
Total                         $2,057         $  484        $1,573        $2,057         $  797        $1,260
                              ======         ======        ======        ======         ======        ======

      Aggregate amortization expense for intangible assets for the quarters ended December 31, 2003 and 2004 was $60,000 and $157,000, respectively, and for the six months ended December 31, 2003 and 2004 was $120,000 and $313,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2005, and for the fiscal years ended June 30, 2006 and 2007, for acquisitions completed through December 31, 2004, is estimated to be $313,000, $626,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the six months ended December 31, 2004 were as follows (in thousands):

                                                                  Total
                                                                  -----

Balance as of June 30, 2004                                      $ 2,566
  Incremental goodwill - eManage                                      85
  Effect of exchange rate changes                                     44
                                                                 -------
Balance as of December 31, 2004                                  $ 2,695
                                                                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes included in this quarterly report. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended December 31, 2003 and 2004, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, ability to manage expenses, fluctuations in period to period results, seasonality, uncertainty of future operating results, compliance with Sarbanes-Oxley Act, long and unpredictable sales cycles, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, profitability of professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, concerns about transaction security on the Internet, general conditions in the economy and the impact of recently enacted and proposed regulations. Certain of these risks and uncertainties are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to Mobius as of the date of this quarterly report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                            Three Months Ended          Six Months Ended
                                                                December 31,               December 31,
                                                            2003         2004           2003         2004
                                                            ----         ----           ----         ----

Revenues:
  Software license                                          49.4%        37.8%          51.4%        37.0%
  Maintenance                                               43.1         56.2           42.9         57.3
  Professional service and other                             7.5          6.0            5.7          5.7
                                                           -----        -----          -----        -----
    Total revenues                                         100.0        100.0          100.0        100.0
                                                           -----        -----          -----        -----

Cost of revenues:
  Software license                                           1.7          1.3            1.6          1.3
  Maintenance                                                6.7         10.5            7.0         11.3
  Professional service and other                             8.1          5.8            6.3          5.3
                                                           -----        -----          -----        -----
    Total costs of revenues                                 16.5         17.6           14.9         17.9
                                                           -----        -----          -----        -----

Gross profit                                                83.5         82.4           85.1         82.1
                                                           -----        -----          -----        -----

Operating expenses:
  Sales and marketing                                       38.1         50.2           39.2         48.9
  Research and development                                  21.1         32.2           21.3         32.5
  General and administrative                                12.5         16.6           12.2         16.2
                                                           -----        -----          -----        -----
    Total operating expenses                                71.7         99.0           72.7         97.6
                                                           -----        -----          -----        -----

Income (loss) from operations                               11.8        (16.6)          12.4        (15.5)

Interest income, net                                         1.9          3.1            1.9          3.0
Other income (expense)                                        --         (0.1)            --          0.1
                                                           -----        -----          -----        -----
Income (loss) before income taxes                           13.7        (13.6)          14.3        (12.4)

Provision for (benefit from) income taxes                    4.9         (7.5)           5.6         (5.7)
                                                           -----        -----          -----        -----

Net income (loss)                                            8.8%        (6.1)%          8.7%        (6.7)%
                                                           =====        =====          =====        =====

Executive Overview

      Total revenues in the fiscal second quarter of 2005 of $18.2 million were 22.0% lower than revenues of $23.3 million in the same quarter last year. Operating loss in the fiscal second quarter of 2005 was $3.0 million, or (16.6)% of revenues, as compared with operating income of $2.7 million, or 11.8% of revenues, in the same quarter last year. Net loss for the fiscal second quarter of 2005 was $1.1 million, or ($0.06) per share, as compared with net income of $2.0 million, or $0.10 per diluted share, in the same quarter last year.

      Total revenues in the first six months of fiscal 2005 of $35.3 million were 24.4% lower than revenues of $46.7 million in the same period last year. Operating loss in the first six months of fiscal 2005 was $5.5 million, or (15.5)% of revenues, as compared with operating income of $5.8 million, or 12.4% of revenues, in the same period last year. Net loss for the first six months of fiscal 2005 was $2.4 million, or ($0.13) per share, as compared with net income of $4.1 million, or $0.21 per diluted share, in the same period last year.

      The Company believes revenues for both the fiscal second quarter of 2005 and for the first six months of fiscal 2005 were impacted by several factors, including underperformance in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. The Company has instituted changes to its business that it believes will address these matters and improve its performance including, but not limited to, personnel transfers, separating the management of the sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards.

      In addition to lower revenues, the Company incurred increased product development and integration expenses related to newly developed and acquired products. To address this, the Company recently made some reductions in spending to reflect its current revenue run rate, while sustaining the Company's ability to grow and deliver products to meet our customers' needs. The Company will continue to monitor its spending levels and will make further adjustments as appropriate.

      The Company believes that the content management markets in which we operate will experience growth in the near term and that our recent product introductions and acquisitions (e-mail archiving and records management technology) will provide additional opportunities for growth. However, we believe market factors are driving customers to cautiously spend on enterprise software, which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. The Company has also noticed a trend whereby delays in customer approval processes have resulted in longer sales cycles. There are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, ViewDirect(R) Total Content Integrator and ViewDirect-ABS, will occur as anticipated, or that the changes we made to improve our execution in closing contracts, building order pipeline and new product integration will be successful.

      The Company also believes that customers are focusing on purchasing solutions for particular applications that have well defined rates of return, as well as on simplifying their environments to gain access to disparate repositories and content throughout their organization quickly and easily. To address these purchasing patterns, Mobius began to market licenses of ViewDirect TCM products under the term "Solution Packs" during the latter part of fiscal 2003. Solution Packs combine server and client products designed to address specific customer applications and requirements. License terms on Solution Packs are generally five years, compared to the 15 year terms most commonly offered by the Company in periods prior to the introduction of Solution Packs.

      The Company offers extended payment terms to our customers, which we believe enhances the Company's competitive position. Mobius continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. Additionally, the Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first six months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement. There are no assurances that the offering of Solution Packs or extended payment terms will have positive results.

      Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2004

Revenues:

o Total revenues decreased 22.0% from $23.3 million in last year's quarter to $18.2 million this quarter. Domestic revenues decreased 25.9% from $19.3 million in last year's quarter to $14.3 million this quarter. International revenues decreased 3.3% from $4.0 million in last year's quarter to $3.9 million this quarter. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended December 31, 2004, as compared with the quarter ended December 31, 2003.

      o Software license revenues decreased 40.2% from $11.5 million in last year's quarter to $6.9 million this quarter. The Company believes this quarter was impacted by several factors, including underperformance in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. The Company has instituted changes to its business that it believes will address these matters and improve its performance including, but not limited to, personnel transfers, separating the management of the sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. Last year's quarter included record license revenues due in part to the successful introduction of Solution Packs.

      o Maintenance revenues increased slightly from $10.0 million in last year's quarter to $10.2 million this quarter. Increases in new licensed software covered by maintenance agreements and increased maintenance fees were offset by non-renewal of existing maintenance contracts. Non-renewals are the result of a number of factors, including the consolidation of our customer base, consolidation of data centers by our customers, scaling back of obsolete operating systems by our customers and migration of our customers to products such as Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in last year's quarter and this quarter, is generally based on 10% of contract value. If Solution Packs continue to comprise a significant portion of the Company's revenues and its customer base remains the same, maintenance revenues could potentially decrease.

      o Professional service and other revenues decreased 38.2% from $1.8 million in last year's quarter to $1.1 million this quarter. Professional service revenues for last year's quarter included approximately $500,000 relating to services associated with new products that we had deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased almost 15%. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 38.3% from $389,000 in last year's quarter to $240,000 this quarter, representing 3.4% and 3.5%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in cost of software license revenue is consistent with lower software license revenues for the quarter.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 22.2% from $1.6 million in last year's quarter to $1.9 million this quarter, representing 15.6% and 18.7%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing. It also reflects increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased 45.0% from $1.9 million in last year's quarter to $1.0 million this quarter, representing 108.3% and 96.3%, respectively, of professional service and other revenues in those quarters. The cost of professional service for last year's quarter included almost $600,000 of costs relating to services associated with new products that we had deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 19.9%. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 2.8% from $8.9 million in last year's quarter to $9.1 million this quarter, representing 38.1% and 50.2%, respectively, of total revenues in those quarters. The slight increase in sales and marketing expenses was primarily attributable to higher personnel costs (reflecting increased headcount and severance expense) and increases in miscellaneous expenses and subcontractor fees, partially offset by lower incentive compensation costs as a result of lower software license revenue. The higher percentage of sales and marketing expenses to total revenues reflects the inability to leverage the fixed portion of these expenses over a lower sales volume.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 18.7% from $4.9 million in last year's quarter to $5.9 million this quarter, representing 21.1% and 32.2%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to higher personnel costs on increased headcount, including personnel added as a result of the acquisition of the technology and certain other assets of eManage Inc. ("eManage"), increased subcontractor fees, and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, "Liquidity and Capital Resources" below.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased slightly from $2.9 million in last year's quarter to $3.0 million this quarter, representing 12.5% and 16.6%, respectively, of total revenues in those quarters.

Interest income and other income (expense):

      Interest income, net of interest expense, was $461,000 in last year's quarter and $556,000 in this quarter. The increase in interest income is primarily attributable to higher interest from installments receivable. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense), which were insignificant for both last year's quarter and this quarter.

Provision for (benefit from) income taxes:

      The provision for income taxes was $1.1 million (effective tax provision rate of 35.9%) in last year's quarter and a benefit from income taxes of $1.4 million (effective tax benefit rate of 55.3%) in this quarter. The fluctuation in the effective tax rate from last year's quarter to this quarter was primarily due to the increased relative benefit of the research and development tax credit on the annual projected tax rate. The current quarter's tax rate was further impacted by the "catch-up" adjustment to reflect the reenactment of the research and development tax credit, which was not available in the fiscal first quarter of 2005.

      Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2004

Revenues:

o Total revenues decreased 24.4% from $46.7 million in the first six months of fiscal 2004 to $35.3 million in the first six months of fiscal 2005. Domestic revenues decreased 22.6% from $36.9 million in the first six months of fiscal 2004 to $28.5 million in the first six months of fiscal 2005. International revenues decreased 31.1% from $9.8 million in the first six months of fiscal 2004 to $6.8 million in the first six months of fiscal 2005, primarily due to two large contracts that closed during the first quarter of the prior period. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first six months of fiscal 2004, as compared with the first six months of fiscal 2005.

      o Software license revenues decreased 45.5% from $24.0 million in the first six months of fiscal 2004 to $13.1 million in the first six months of fiscal 2005. The Company believes the first six months of fiscal 2005 was impacted by several factors, including underperformance in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. The Company has instituted changes to its business that it believes will address these matters and improve its performance including, but not limited to, personnel transfers, separating the management of the sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. The first six months of fiscal 2004 included record license revenues due in part to the successful introduction of Solution Packs.

      o Maintenance revenues increased slightly from $20.0 million in the first six months of fiscal 2004 to $20.2 million in the first six months of fiscal 2005. Increases in new licensed software covered by maintenance agreements and increased maintenance fees were offset by non-renewal of existing maintenance contracts. Non-renewals are the result of a number of factors, including the consolidation of our customer base, consolidation of data centers by our customers, scaling back of obsolete operating systems by our customers and migration of our customers to products such as Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in last year's quarter and this quarter, is generally based on 10% of contract value. If Solution Packs continue to comprise a significant portion of the Company's revenues and its customer base remains the same, maintenance revenues could potentially decrease.

      o Professional service and other revenues decreased 24.7% from $2.7 million in the first six months of fiscal 2004 to $2.0 million in the first six months of fiscal 2005. Professional service revenues for the first six months of fiscal 2004 included approximately $500,000 relating to services associated with new products that we had deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased 8.0%. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 37.0% from $724,000 in the first six months of fiscal 2004 to $456,000 in the first six months of fiscal 2005, representing 3.0% and 3.5%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in cost of software license revenues is consistent with lower software license revenues for the first six months of fiscal 2005.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 22.5% from $3.3 million in the first six months of fiscal 2004 to $4.0 million in the first six months of fiscal 2005, representing 16.2% and 19.7%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing. It also reflects increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased 36.4% from $3.0 million in the first six months of fiscal 2004 to $1.9 million in the first six months of fiscal 2005, representing 111.3% and 94.0%, respectively, of professional service and other revenues in those periods. The cost of professional service for the first six months of fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 24.6%. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased 5.8% from $18.3 million in the first six months of fiscal 2004 to $17.3 million in the first six months of fiscal 2005, representing 39.2% and 48.9%, respectively, of total revenues in those periods. Sales and marketing expenses decreased slightly due to lower incentive compensation costs as a result of lower software license revenue, partially offset by higher personnel costs (reflecting increased headcount and severance expense) and increases in miscellaneous expenses.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 15.8% from $9.9 million in the first six months of fiscal 2004 to $11.5 million in the first six months of fiscal 2005, representing 21.3% and 32.5%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to higher personnel costs on increased headcount, including personnel added as a result of the acquisition of the technology and certain other assets of eManage Inc., increased subcontractor fees, and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses totaled $5.7 million in both the first six months of fiscal 2004 and in the first six months of fiscal 2005, representing 12.2% and 16.2%, respectively, of total revenues in those periods. The increase in general and administrative expenses is due to higher personnel costs, primarily as a result of increased headcount and salary increases, and increased accounting fees related to Sarbanes-Oxley compliance work, which was offset by lower legal fees.

Interest income and other income (expense):

      Interest income, net of interest expense, was $900,000 in the first six months of fiscal 2004 and $1.1 million in the first six months of fiscal 2005. The increase in interest income is primarily attributable to higher interest from installments receivable. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency losses were $21,000 in the first six months of fiscal 2004, compared with gains of $30,000 in the first six months of fiscal 2005. Other miscellaneous income (expense) was insignificant for both periods.

Provision for (benefit from) income taxes:

      The provision for income taxes was $2.6 million (effective tax provision rate of 39.0%) in the first six months of fiscal 2004 and a benefit from income taxes of $2.0 million (effective tax benefit rate of 46.0%) in the first six months of fiscal 2005. The fluctuation in the effective tax rate from the first six months of fiscal 2004 to the first six months of fiscal 2005 was primarily due to the increased relative benefit of the research and development tax credit on the annual projected tax rate.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of December 31, 2004, Mobius had cash and cash equivalents of $31.1 million, a decrease of $2.5 million from the $33.6 million held at June 30, 2004. The decrease was primarily due to the pre-tax loss for the period, substantially offset by decreases in accounts receivable and software license installments receivable. As of December 31, 2004 and June 30, 2004, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first six months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement. If the level of software license revenues financed by installments receivable continues at the current rate and the Company is unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, the Company's cash position is likely to be adversely affected.

      The Company continues to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance Mobius's strategic market position.

                                      *****

      Net cash used in operating activities was $1.0 million and $3.1 million during the first six months of fiscal 2004 and 2005, respectively. Mobius's uses of cash during the first six months of fiscal 2005 were primarily due to pre-tax losses of $4.4 million, as well as a 9.8% decrease in accounts payable and accrued expenses, primarily due to decreases in accrued commissions, salaries and bonuses. These uses were partially offset by a reduction in accounts receivable balances of $1.5 million, primarily due to collections and decreased software license revenues, and a decrease of $940,000 in software license installments receivable. Mobius's depreciation and amortization expense adjustment in operating activities increased 15.2% from $933,000 in the first six months of fiscal 2004 to $1.1 million in the first six months of fiscal 2005. Deferred revenue totaled $26.7 million at June 30, 2004 and $26.5 million at December 31, 2004. Net accounts receivable decreased 12.1% from $11.9 million at June 30, 2004 to $10.4 million at December 31, 2004.

      Net cash used in investing activities was $760,000 and $614,000 in the first six months of fiscal 2004 and 2005, respectively, representing the purchase of computer software and equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $1.7 million and $499,000 in the first six months of fiscal 2004 and 2005, respectively. In the first six months of fiscal 2004 and 2005, cash was provided by the exercise of stock options by employees and employee stock purchases under the employee stock purchase plan.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of December 31, 2004, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                               Operating
                                                                Leases
                                                                ------
Year Ended:

December 31, 2005                                              $ 2,866
December 31, 2006                                                2,367
December 31, 2007                                                2,076
December 31, 2008                                                1,911
December 31, 2009                                                1,816
Thereafter                                                         861
                                                               -------
Total minimum lease payments                                   $11,897
                                                               =======

      In addition to the commitments shown above, the Company has commitments at December 31, 2004 for future purchases of goods and services of approximately $475,000.

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage, a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005. During the fiscal second quarter of 2005, certain targets were met, and accordingly, the Company recorded incremental goodwill of $85,000, which was paid during the same quarter.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2004 and December 31, 2004, approximately 77% and 73%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $674,000 and $688,000 at June 30, 2004 and December 31, 2004, respectively.

Software License Installments Receivable

      As of December 31, 2004, software license installments amounted to $35.6 million, a decrease of 2.6% compared with the June 30, 2004 balance of $36.5 million. This slight decrease reflects the sale during the first six months of fiscal 2005 of approximately $1.5 million of installments receivable to General Electric Capital Corporation under an arrangement entered into during the fiscal first quarter of 2005. This arrangement provides the Company with the option of selling certain installments receivable to General Electric Capital Corporation, which affords the Company with enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. The Company offers extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances the Company's competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 4.7% of total software license installments, and 69% of the total is comprised of customers with balances under $600,000. As of June 30, 2004 and December 31, 2004, software license installments reserves were $420,000 and $240,000, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.7 million at June 30, 2004 and $26.5 million at December 31, 2004. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of December 31, 2004, current deferred revenues totaled $22.4 million and non-current deferred revenues totaled $4.1 million. It is anticipated that current deferred revenues of $22.4 million will be recognized as revenues within the next twelve months.

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

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and is currently pursuing actions to enforce the judgment. During January 2005, the buyer's president filed for personal bankruptcy protection. The Company is currently determining the appropriate course of action to be taken as a result of this development. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (revised 2004), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which coincides with our first quarter of fiscal 2006. SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date ("modified prospective application"). Upon adoption, prior periods may be, but are not required to be, restated. SFAS No. 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS No. 123(R) the Company will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period. Under APB Opinion No. 25, the Company does not recognize compensation expense related to employee stock options since options are granted at exercise prices equal to the fair market value on the date of grant. The Company is currently evaluating option valuation methodologies, assumptions and other considerations in light of SFAS No. 123(R). The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations.

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

      The period between initial contact with a prospective customer or existing customer and the licensing of our software applications can range from six to more than twelve months. Our sales cycle involves complexity as customers consider a number of factors before committing to purchase our products. Factors considered by customers when evaluating our products include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend a significant amount of time and resources informing prospective customers about our software products, which may not result in a completed transaction. Even if our software products have been chosen by the customer, completion of the sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. Particularly in the current economic environment of reduced information technology spending, it can take several months, or even quarters, for sales transactions to close.

      During fiscal 2004 and continuing during the first half of fiscal 2005, our sales cycles continued to lengthen due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

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

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. As of December 31, 2004, software license installments amounted to $35.6 million, compared with the June 30, 2004 balance of $36.5 million. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first six months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement. If the level of software license revenues financed by installments receivable continues at the current rate and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

      Some of our competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources, and have a larger installed base of customers. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for content management software continues to develop and expand. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Some of our competitors may also combine with, or be acquired by other parties, providing them with additional resources with which to compete.

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

      We believe that our revenues and future operating results will depend in part on our ability to increase sales in international markets. There can be no assurance that we will be able to maintain or increase international market demand for our products or attract and retain qualified personnel who will be able to successfully market our products internationally. The majority of our current international revenues are derived from the direct sales force of our wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographic areas through third-party agents. Our international sales are subject to the general risks inherent in doing business internationally, including:

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

Any or all of the foregoing factors may have a material adverse effect on our future international revenues, and consequently, on our business, operating results and financial condition.

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

We may be unable to generate sufficient revenues from our professional services business for it to remain profitable.

      We experienced negative gross margins related to this business in the second quarter and first six months of fiscal 2004, although gross margins for the second quarter and first six months of fiscal 2005 were slightly profitable. There is no assurance that we will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with operating the professional services business will not be greater than revenues generated therefrom.

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

      On January 14, 2005, Mr. Joseph G. Tinnerello stepped down from his role as Senior Vice President of Sales and Marketing, to devote all of his efforts to his battle against his recently diagnosed cancer. Prior to Mr. Tinnerello's diagnosis, we had determined to create separate sales and marketing Vice President positions to drive a more focused effort in each area. In the interim, sales management responsibilities are being handled by our three Vice Presidents of Sales, covering all regions of the globe, who will be reporting directly to the Company's President and Chief Executive Officer. We have begun a search for a Vice President of Worldwide Sales and are well into our search for a Vice President of Marketing. During this transition period, our ability to grow our order pipeline and sales revenues could be negatively impacted.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of December 31, 2004, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  February 3, 2005

                                          MOBIUS MANAGEMENT SYSTEMS, INC.

                                          By: /s/ Raymond F. Kunzmann
                                             ---------------------------------
                                                  Raymond F. Kunzmann
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)