Form 10-Q
period 2005-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2005-05-10
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to ________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES |X| NO ||

 Number of shares outstanding of the issuer's common stock as of May 3, 2005

                 Class                            Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 18,504,999

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2003 and March 31, 2005

               Consolidated Statements of Operations
                Three months and nine months ended March 31, 2004 and 2005

               Consolidated Statements of Stockholders' Equity and Comprehensive
                Income - Nine months ended March 31, 2005

               Consolidated Statements of Cash Flows
                Nine months ended March 31, 2004 and 2005

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

      Item 1.  Legal Proceedings

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


      Item 3.  Defaults Upon Senior Securities


      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)

                                                               June 30,        March 31,
                                                                 2004            2005
                                                              --------         --------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 33,592         $ 27,618
  Accounts receivable, net of allowances of $674 and
    $609, respectively                                          11,874           12,862
  Software license installments, current portion                14,172           14,680
  Other current assets                                           2,348            2,498
                                                              --------         --------
        Total current assets                                    61,986           57,658
                                                              --------         --------

Software license installments, net of allowance for
  doubtful accounts of $420 and $240, respectively              22,358           20,463
Property and equipment, net                                      4,257            3,881
Deferred income taxes, non-current                               2,514            6,123
Other non-current assets                                         4,461            4,105
                                                              --------         --------
        Total assets                                          $ 95,576         $ 92,230
                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $ 18,039         $ 17,319
  Deferred revenues                                             21,973           21,758
  Deferred income taxes                                          5,482            5,734
                                                              --------         --------
        Total current liabilities                               45,494           44,811

Deferred revenues                                                4,704            3,828
Deferred income taxes                                              239              239
                                                              --------         --------
        Total liabilities                                       50,437           48,878
                                                              --------         --------

Stockholders' equity:
  Common stock, $.0001 par value;
    authorized 40,000,000 shares; issued
    23,633,381 and 23,840,761 shares,
    respectively; outstanding 18,279,158 and                         2                2
    18,486,538 shares, respectively
  Additional paid-in capital                                    54,301           55,331
  Retained earnings                                              6,268            2,958
  Accumulated other comprehensive income                           550            1,043
  Treasury stock, at cost, 5,354,223 shares                    (15,982)         (15,982)
                                                              --------         --------
        Total stockholders' equity                              45,139           43,352
                                                              --------         --------

Total liabilities and stockholders' equity                    $ 95,576         $ 92,230
                                                              ========         ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                          Three Months Ended               Nine Months Ended
                                                              March 31,                        March 31,
                                                        2004            2005              2004           2005
                                                        ----            ----              ----           ----
Revenues:
  Software license                                    $  6,410        $  6,751          $ 30,414       $ 19,830
  Maintenance                                           10,024          10,586            30,070         30,805
  Professional service and other                         1,397           1,946             4,054          3,948
                                                      --------        --------          --------       --------
    Total revenues                                      17,831          19,283            64,538         54,583
                                                      --------        --------          --------       --------

Cost of revenues:
  Software license                                         148           1,050               872          1,506
  Maintenance                                            1,730           2,095             4,986          6,082
  Professional service and other                         1,580           1,470             4,536          3,351
                                                      --------        --------          --------       --------
    Total cost of revenues                               3,458           4,615            10,394         10,939
                                                      --------        --------          --------       --------

Gross profit                                            14,373          14,668            54,144         43,644
                                                      --------        --------          --------       --------

Operating expenses:
  Sales and marketing                                    8,201           8,617            26,514         25,873
  Research and development                               5,379           5,679            15,309         17,175
  General and administrative                             2,763           3,140             8,477          8,865
                                                      --------        --------          --------       --------
    Total operating expenses                            16,343          17,436            50,300         51,913
                                                      --------        --------          --------       --------

Income (loss) from operations                           (1,970)         (2,768)            3,844         (8,269)

Interest income, net                                       465             531             1,365          1,614
Other income (expense)                                     (62)             (3)              (83)            19
                                                      --------        --------          --------       --------

Income (loss) before income taxes                       (1,567)         (2,240)            5,126         (6,636)

Provision for (benefit from) income taxes
                                                          (471)         (1,304)            2,138         (3,326)
                                                      --------        --------          --------       --------

Net income (loss)                                     $ (1,096)       $   (936)         $  2,988       $ (3,310)
                                                      ========        ========          ========       ========
Basic earnings (loss) per share                       $  (0.06)       $  (0.05)         $   0.17       $  (0.18)
Basic weighted average shares outstanding               18,178          18,444            17,862         18,375
Diluted earnings (loss) per share                     $  (0.06)       $  (0.05)         $   0.15       $  (0.18)
Diluted weighted average shares outstanding             18,178          18,444            19,996         18,375

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        NINE MONTHS ENDED MARCH 31, 2005
                            (Unaudited, in thousands)


                                                                                    Accumulated
                                            Common Stock      Additional               Other       Treasury Stock       Total
                                            ------------       Paid-in   Retained   Comprehensive  --------------    Stockholders'
                                         Shares     Amount     Capital   Earnings      Income     Shares    Amount      Equity
                                         ------     ------     -------   --------      ------     ------    ------      ------

Balance at June 30, 2004                 18,279    $      2   $ 54,301   $  6,268    $    550      5,354   $(15,982)   $ 45,139
Net loss                                   --          --         --       (3,310)       --         --         --        (3,310)
Change in other comprehensive
  income, net of tax                       --          --         --         --           493       --         --           493
                                                                                                                       --------
Comprehensive loss                                                                                                       (2,817)

Stock options exercised, net of tax         159        --          722       --          --         --         --           722
Stock purchase plan, net of tax              49        --          308       --          --         --         --           308
                                       --------    --------   --------   --------    --------   --------   --------    --------
Balance at March 31, 2005                18,487    $      2   $ 55,331   $  2,958    $  1,043      5,354   $(15,982)   $ 43,352
                                       ========    ========   ========   ========    ========   ========   ========    ========


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                    2004            2005
                                                                  ---------       ---------
Cash flows provided by (used in) operating
activities:
Net income (loss)                                                 $  2,988        $ (3,310)
                                                                  --------        --------
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Deferred income taxes                                              1,229          (2,973)
  Depreciation and amortization                                      1,370           1,621
Change in operating assets and liabilities:
  Accounts receivable, net                                           1,269            (988)
  Software license installments                                    (10,184)          1,387
  Other assets                                                         546            (237)
  Accounts payable and accrued expenses                                581            (720)
  Deferred revenue                                                  (1,075)         (1,091)
                                                                  --------        --------
  Total adjustments                                                 (6,264)         (3,001)
                                                                  --------        --------
Net cash used in operating activities                               (3,276)         (6,311)
                                                                  --------        --------

Cash flows used in investing activities:
  Capital expenditures                                              (1,035)           (760)
                                                                  --------        --------
Net cash used in investing activities                               (1,035)           (760)
                                                                  --------        --------

Cash flows provided by financing activities:
  Cash received from exercise of stock options                       1,962             364
  Cash received from employee stock purchase plan                      291             282
                                                                  --------        --------
Net cash provided by financing activities                            2,253             646
                                                                  --------        --------

Effect of exchange rate changes on cash and
  cash equivalents                                                     401             451
                                                                  --------        --------

Net change in cash and cash equivalents                             (1,657)         (5,974)
Cash and cash equivalents at beginning of period                    37,315          33,592
                                                                  --------        --------
Cash and cash equivalents at end of period                        $ 35,658        $ 27,618
                                                                  ========        ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest paid                                                   $      6        $     34
  Income taxes, net of refunds                                    $    141        $    248

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2004 and March 31, 2005 and for the three and nine month periods ended March 31, 2004 and 2005 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                2004                                               2005
                             -------------------------------------------      -----------------------------------------------

                             Net (Loss)        Shares         Per Share        Net (Loss)          Shares          Per Share
                            (Numerator)     (Denominator)       Amount        (Numerator)       (Denominator)       Amount
                            -----------     -------------       ------        -----------       -------------       ------

Basic EPS:
Net loss                      $(1,096)                                          $(936)
                              =======                                           =====
Weighted average shares
 outstanding                                   18,178                                              18,444
Basic loss per share                                            $(0.06)                                             $(0.05)
                                                                ======                                              ======
Diluted EPS:
Net loss                      $(1,096)                                          $(936)
                              =======                                           =====
Dilutive effect of
 stock options                                      -                                                   -
                                               ------                                              ------
Weighted average shares
 outstanding                                   18,178                                              18,444
                                              =======                                              ======
Diluted loss per share                                          $(0.06)                                             $(0.05)
                                                                ======                                              ======




                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                2004                                               2005
                             -------------------------------------------      -----------------------------------------------

                             Net (Loss)        Shares         Per Share        Net (Loss)          Shares          Per Share
                            (Numerator)     (Denominator)       Amount        (Numerator)       (Denominator)       Amount
                            -----------     -------------       ------        -----------       -------------       ------

Basic EPS:
Net income (loss)              $2,988                                          $(3,310)
                               ======                                          =======
Weighted average shares
 outstanding                                   17,862                                              18,375
Basic earnings (loss)
 per share
                                                                 $0.17                                              $(0.18)
                                                                 =====                                              ======
Diluted EPS:
Net income (loss)              $2,988                                          $(3,310)
                               ======                                          =======
Dilutive effect of
 stock options                                  2,134                                                   -
                                               ------                                              ------
Weighted average shares
 outstanding                                   19,996                                              18,375
                                               ======                                              ======
Diluted earnings (loss)
 per share                                                       $0.15                                              $(0.18)
                                                                 =====                                              ======

      Certain outstanding stock options for the three and nine months ended March 31, 2004, representing an aggregate of 2,203,524 and 335,133 shares of common stock, respectively, and all outstanding stock options for the three and nine months ended March 31, 2005, representing an aggregate of 2,771,908 and 2,416,699 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and nine months ended March 31, 2004 and 2005.

(3)  Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread over the related term. Software license installments are discounted at a market rate of interest. The discount is amortized to interest income using the interest method over the term of the financing. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer. As of March 31, 2005, total software license installments receivable have an average age of approximately one and one-half years. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first nine months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement.

 (4)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                      Useful         June 30,      March 31,
                                                       Life            2004          2005
                                                       ----            ----          ----

Computer software and equipment                     2-5 years       $  8,316      $  8,639
Furniture, fixtures and office equipment             5 years           1,506         1,536
Leasehold improvements                              5-15 years         4,127         3,917
                                                                    --------      --------
                                                                      13,949        14,092
Less accumulated depreciation and amortization                        (9,692)      (10,211)
                                                                    --------      --------
Property and equipment, net                                         $  4,257      $  3,881
                                                                    ========      ========

      Depreciation and amortization expense on property and equipment was $377,000 and $390,000 for the three months ended March 31, 2004 and 2005, respectively, and $1.2 million for both the nine months ended March 31, 2004 and 2005.

(5)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                        June 30,       March 31,
                                                          2004           2005
                                                          ----           ----

      Accounts payable                                  $ 3,044         $ 2,567
      Compensation and related benefits                   7,997           6,881
      Royalties payable                                     991           1,934
      Other                                               6,007           5,937
                                                         ------        --------

                                                        $18,039        $ 17,319
                                                        =======        ========

(6)  Stock Incentive Plan

      The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for employee stock options and employee stock purchase grants under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense related to employee stock options since options are granted at exercise prices equal to the fair market value on the date of grant. The Company's ESPP meets the criteria of APB Opinion No. 25 as a non-compensatory plan. As such, no compensation expense is recognized for employee stock purchase grants. The following table presents the effect on the Company's net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):


                                                           Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                         2004             2005             2004             2005
                                                         ----             ----             ----             ----

Net income (loss), as reported                        $  (1,096)       $    (936)       $   2,988        $  (3,310)

Less: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of tax                                   (162)            (544)          (1,002)          (1,747)
                                                      ---------        ---------        ---------        ---------
Pro forma net income (loss)                           $  (1,258)       $  (1,480)       $   1,986        $  (5,057)
                                                      =========        =========        =========        =========

Basic net income (loss) per share- as reported        $   (0.06)       $   (0.05)       $    0.17        $   (0.18)
Basic net income (loss) per share- pro forma          $   (0.07)       $   (0.08)       $    0.11        $   (0.28)
Diluted net income (loss) per share-as reported       $   (0.06)       $   (0.05)       $    0.15        $   (0.18)
Diluted net income (loss) per share- pro forma        $   (0.07)       $   (0.08)       $    0.10        $   (0.28)

      The Black Scholes option pricing model has been used for stock option grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2005 was $8.14 and $3.29 on the date of grant, respectively. The per share weighted average fair value of stock options granted during the nine months ended March 31, 2004 and 2005 was $6.67 and $3.33 on the date of grant, respectively. Stock option grants during the three and nine months ended March 31, 2004 assumed volatility of 106% and 107%, respectively, expected dividend yield of 0.0% and an expected life of 4.3 and 3.6 years, respectively. Stock option grants during the three and nine months ended March

31, 2005 assumed volatility of 89% and 90%, respectively, expected dividend yield of 0.0% and an expected life of 3.4 years for both periods. The assumed risk free interest rate on the date of stock option grants for the three and nine months ended March 31, 2004 was 2.8% and 3.2%, respectively, and for the three and nine months ended March 31, 2005 was 3.9% for both periods.

      The Black Scholes option pricing model has been used for employee stock purchase grants. The Employee Stock Purchase Plan (ESPP) year runs from November 1 through October 31. Since the ESPP fiscal year varies from the Company's financial reporting fiscal year (which runs from July 1 through June 30), the following assumptions have been used with respect to the ESPP plan years. The per share weighted average fair value of employee stock purchase options granted during the three and nine months ended March 31, 2004 ranged between $0.95 and $5.26 on the date of grant. The per share weighted average fair value of employee stock purchase options granted during the three and nine months ended March 31, 2005 ranged between $2.72 and $5.26 on the date of grant. Employee stock purchase option grants during the three and nine months ended March 31, 2004 assumed volatility of a range between 77% and 79%, expected dividend yield of 0.0% and an expected life of one year. Employee stock purchase option grants during the three and nine months ended March 31, 2005 assumed volatility of a range between 69% and 77%, expected dividend yield of 0.0% and an expected life of one year. The assumed risk free interest rate on the date of employee stock purchase option grants for the three and nine months ended March 31, 2004 ranged between 1.3% and 1.8%, and for the three and nine months ended March 31, 2005 ranged between 1.3% and 2.3%.

(7)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended March 31, 2004 and 2005 is as follows (in thousands):


                                            Three Months Ended          Nine Months Ended
                                                March 31,                   March 31,
                                            2004         2005           2004        2005
                                            ----         ----           ----        ----

Net income (loss)                         $(1,096)     $  (936)       $ 2,988     $(3,310)
Unrealized translation gain (loss)           (122)        (411)           398         493
                                          -------      -------        -------     -------
Comprehensive income (loss)               $(1,218)     $(1,347)       $ 3,386     $(2,817)
                                          =======      =======        =======     =======

(8)  Commitments and Contingencies

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this transaction was recognized in the three and nine months ended March 31, 2004 and 2005.

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

(12)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2004 and March 31, 2005 were as follows (in thousands):


                                         June 30, 2004                  March 31, 2005
                                 -----------------------------   ------------------------------
                                         Accumulated                      Accumulated
                                  Gross  Amortization    Net     Gross    Amortization    Net
                                  -----  ------------    ---     -----    ------------    ---

Completed technology             $1,780     $  469     $1,311    $1,780     $  869      $  911
Customer relationships              277         15        262       277         84         193
                                 ------     ------     ------    ------     ------      ------
Total                            $2,057     $  484     $1,573    $2,057     $  953      $1,104
                                 ======     ======     ======    ======     ======      ======

      Aggregate amortization expense for intangible assets for the quarters ended March 31, 2004 and 2005 was $60,000 and $156,000, respectively, and for the nine months ended March 31, 2004 and 2005 was $180,000 and $469,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2005, and for the fiscal years ended June 30, 2006 and 2007, for acquisitions completed through March 31, 2005, is estimated to be $157,000, $626,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the nine months ended March 31, 2005 were as follows (in thousands):

                                                             Total
                                                             -----

Balance as of June 30, 2004                                  $2,566
  Incremental goodwill - eManage                                 85
  Effect of exchange rate changes                                26
                                                             ------
Balance as of March 31, 2005                                 $2,677
                                                             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of Mobius's operating results and changes in financial position. This section should be read in conjunction with Mobius's Consolidated Financial Statements and Notes included in this quarterly report. Please note that references in this section to "last year's quarter" and "this quarter" refer to Mobius's fiscal quarters ended March 31, 2004 and 2005, respectively. Mobius's quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                       Three Months Ended          Nine Months Ended
                                                            March 31,                   March 31,
                                                       2004          2005           2004         2005
                                                       ----          ----           ----         ----

Revenues:
  Software license                                     36.0%         35.0%          47.1%        36.3%
  Maintenance                                          56.2          54.9           46.6         56.5
  Professional service and other                        7.8          10.1            6.3          7.2
                                                      -----         -----          -----        -----
    Total revenues                                    100.0         100.0          100.0        100.0
                                                      -----         -----          -----        -----

Cost of revenues:
  Software license                                      0.8           5.4            1.4          2.8
  Maintenance                                           9.7          10.9            7.7         11.1
  Professional service and other                        8.9           7.6            7.0          6.1
                                                      -----         -----          -----        -----
    Total costs of revenues                            19.4          23.9           16.1         20.0
                                                      -----         -----          -----        -----

Gross profit                                           80.6          76.1           83.9         80.0
                                                      -----         -----          -----        -----

Operating expenses:
  Sales and marketing                                  46.0          44.7           41.1         47.4
  Research and development                             30.2          29.5           23.7         31.5
  General and administrative                           15.5          16.3           13.1         16.2
                                                      -----         -----          -----        -----
    Total operating expenses                           91.7          90.5           77.9         95.1
                                                      -----         -----          -----        -----

Income (loss) from operations                         (11.1)        (14.4)           6.0        (15.1)

Interest income, net                                    2.6           2.7            2.1          2.9
Other income (expense)                                 (0.3)          --            (0.2)         --
                                                      -----         -----          -----        -----
Income (loss) before income taxes                      (8.8)        (11.7)           7.9        (12.2)

Provision for (benefit from) income taxes              (2.6)         (6.8)           3.3         (6.1)
                                                      -----         -----          -----        -----

Net income (loss)                                      (6.2)%        (4.9)%          4.6%        (6.1)%
                                                      =====         =====          =====        =====

Executive Overview

      Total revenues in the fiscal third quarter of 2005 of $19.3 million were 8.1% higher than revenues of $17.8 million in the same quarter last year. Operating loss in the fiscal third quarter of 2005 was $2.8 million, or (14.4)% of revenues, as compared with an operating loss of $2.0 million, or (11.0)% of revenues, in the same quarter last year. Net loss for the fiscal third quarter of 2005 was $936,000, or ($0.05) per share, as compared with a net loss of $1.1 million, or ($0.06) per diluted share, in the same quarter last year.

      Total revenues in the first nine months of fiscal 2005 of $54.6 million were 15.4% lower than revenues of $64.5 million in the same period last year. Operating loss in the first nine months of fiscal 2005 was $8.3 million, or (15.1)% of revenues, as compared with operating income of $3.8 million, or 6.0% of revenues, in the same period last year. Net loss for the first nine months of fiscal 2005 was $3.3 million, or ($0.18) per share, as compared with net income of $3.0 million, or $0.15 per diluted share, in the same period last year.

      The Company believes revenues for the first nine months of fiscal 2005 were impacted by several factors, including underperformance in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. During the fiscal second quarter of 2005, the Company began to make changes to its business that it believes will address these matters and improve its performance including, but not limited to, personnel transfers, separating the management of the sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. In the fiscal third quarter of 2005, we announced the appointment of a new Senior Vice President of Marketing, filling one of our two open key senior management positions. This Senior Vice President's initial focus has been towards honing our market strategy. We are continuing our search for a Senior Vice President of Worldwide Sales. In the interim, sales management responsibilities are being handled by our three Vice Presidents of Sales, covering all regions of the globe, reporting directly to the Company's President and Chief Executive Officer. In addition to lower revenues, the Company incurred increased product development and integration expenses related to newly developed and acquired products. To address this, commencing in the fiscal second quarter of 2005, the Company made some reductions in spending to reflect its current revenue run rate, while sustaining the Company's ability to grow and deliver products to meet our customers' needs. The Company will continue to monitor its spending levels and will make further adjustments as appropriate.

      As a result of some of the changes mentioned above, our revenues for the fiscal third quarter of 2005 was 8.1% higher than the prior year, and was sequentially 6.1% higher than our fiscal second quarter of 2005. In addition, we have made some progress in reducing spending from our fiscal second quarter, as evidenced by a 3.2% decrease in operating expenses, despite an increase in incentive compensation costs as a result of higher software license and professional service revenues in the fiscal third quarter of 2005.

      Subsequent to the end of our fiscal third quarter of 2005, we announced that after several quarters of effort, we were awarded a contract from a major international financial institution that calls for a $5.7 million software license fee. This license fee will be recognized as revenue in our fiscal fourth quarter ending June 30, 2005. At this time, we do not believe that this contract reflects a trend towards a significantly higher average contract size or significantly higher overall license revenue.

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

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (revised 2004), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which coincides with our first quarter of fiscal 2006. The Company is currently evaluating option valuation methodologies, assumptions and other considerations in light of SFAS No. 123(R). The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial position or cash flows, but will negatively impact our results of operations. For a further discussion, see the section entitled, "Recent Accounting Pronouncements" below.

      Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

Revenues:

o Total revenues increased 8.1% from $17.8 million in last year's quarter to $19.3 million this quarter. Domestic revenues increased 15.8% from $13.6 million in last year's quarter to $15.7 million this quarter. International revenues decreased 16.3% from $4.2 million in last year's quarter to $3.6 million this quarter. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004.

      o Software license revenues increased 5.3% from $6.4 million in last year's quarter to $6.8 million this quarter. The slight increase in software license revenues was primarily due to a significant imaging solution licensed to a customer that included third-party imaging software.

      o Maintenance revenues increased 5.6% from $10.0 million in last year's quarter to $10.6 million this quarter. The increase was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were partially offset by non-renewal of existing maintenance contracts. Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to products such as Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in last year's quarter and, to a lesser degree in this quarter, is generally based on 10% of contract value.

      o Professional service and other revenues increased 39.3% from $1.4 million in last year's quarter to $1.9 million this quarter, reflecting two large contracts that closed during the current fiscal quarter. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased $900,000, from $148,000 in last year's quarter to $1.1 million this quarter, representing 2.3% and 15.6%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in cost of software license revenues is primarily due to a significant imaging solution licensed to a customer that included third-party software.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 21.1% from $1.7 million in last year's quarter to $2.1 million this quarter, representing 17.3% and 19.8%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues reflects increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased slightly from $1.6 million in last year's quarter to $1.5 million this quarter, representing 113.1% and 75.5%, respectively, of professional service and other revenues in those quarters. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 5.1% from $8.2 million in last year's quarter to $8.6 million this quarter, representing 46.0% and 44.7%, respectively, of total revenues in those quarters. The slight increase in sales and marketing expenses was primarily attributable to an increase in selling expenses as a result of higher personnel costs (reflecting increased average headcount and severance expense), increased incentive compensation costs as a result of higher software license and professional service revenue and recruiting costs. This increase was partially offset by decreased marketing expenses primarily due to lower travel and entertainment expenses.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 5.6% from $5.4 million in last year's quarter to $5.7 million this quarter, representing 30.2% and 29.5%, respectively, of total revenues in those quarters. The increase in research and development expenses is primarily attributable to higher personnel costs on increased headcount, including personnel added as a result of the acquisition of the technology and certain other assets of eManage Inc. ("eManage"), and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, "Liquidity and Capital Resources" below.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 13.6% from $2.8 million in last year's quarter to $3.1 million this quarter, representing 15.5% and 16.3%, respectively, of total revenues in those quarters. The increase is primarily due to higher subcontractor costs and accounting fees relating to Sarbanes-Oxley compliance work and increased professional fees (legal and recruiting) and personnel costs.

Interest income and other income (expense):

      Interest income, net of interest expense, was $465,000 in last year's quarter and $531,000 in this quarter. The increase in interest income is primarily attributable to higher interest rates on installments receivable. Other income (expense) is comprised of foreign currency transactions, which amounted to a loss of $62,000 and $3,000 for last year's quarter and this quarter, respectively.

Benefit from income taxes:

      The benefit from income taxes was $471,000 (effective tax benefit rate of 30.1%) in last year's quarter and $1.3 million (effective tax benefit rate of 58.2%) in this quarter. The fluctuation in the effective tax benefit rate from last year's quarter to this quarter was primarily due to the reversal of previously accrued taxes as the result of the expiration of the statute of limitations on an earlier tax year. Excluding the impact of this reversal, the current quarter's effective tax benefit rate would have approximated (36%). The difference in this rate as compared with the rate in the fiscal third quarter of 2004 is primarily due to the increased relative benefit of the research and development tax credit on the annual projected tax rate.

      Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2005

Revenues:

o Total revenues decreased 15.4% from $64.5 million in the first nine months of fiscal 2004 to $54.6 million in the first nine months of fiscal 2005. Domestic revenues decreased 12.3% from $50.5 million in the first nine months of fiscal 2004 to $44.3 million in the first nine months of fiscal 2005. International revenues decreased 26.7% from $14.1 million in the first nine months of fiscal 2004 to $10.3 million in the first nine months of fiscal 2005, primarily due to two large contracts that closed during the first quarter of the prior period. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first nine months of fiscal 2004, as compared with the first nine months of fiscal 2005.

      o Software license revenues decreased 34.8% from $30.4 million in the first nine months of fiscal 2004 to $19.8 million in the first nine months of fiscal 2005. The Company believes the first nine months of fiscal 2005 was impacted by several factors, including underperformance in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. During the fiscal second quarter of 2005, the Company began to make changes to its business that it believes will address these matters and improve its performance including, but not limited to, personnel transfers, separating the management of the sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. In the fiscal third quarter of 2005, we announced the appointment of a new Senior Vice President of Marketing, filling one of our two open key senior management positions. This Senior Vice President's initial focus has been towards honing our market strategy. We are continuing our search for a Senior Vice President of Worldwide Sales. In the interim, sales management responsibilities are being handled by our three Vice Presidents of Sales, covering all regions of the globe, reporting directly to the Company's President and Chief Executive Officer.

      o Maintenance revenues increased slightly from $30.1 million in the first nine months of fiscal 2004 to $30.8 million in the first nine months of fiscal 2005. The slight increase was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were partially offset by non-renewal of existing maintenance contracts. Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to products such as Solution Packs. Historically, Mobius has charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in the first nine months of fiscal 2004, and to a lesser degree in the first nine months of fiscal 2005, is generally based on 10% of contract value.

      o Professional service and other revenues decreased slightly from $4.1 million in the first nine months of fiscal 2004 to $3.9 million in the first nine months of fiscal 2005. Professional service revenues for the first nine months of fiscal 2004 included approximately $500,000 relating to services associated with new products that we had deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues increased 11.1%, reflecting two large contracts that closed during the fiscal third quarter of 2005. The Company's professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 72.7% from $872,000 in the first nine months of fiscal 2004 to $1.5 million in the first nine months of fiscal 2005, representing 2.9% and 7.6%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in cost of software license revenues is primarily due to a significant solution licensed to a customer in our fiscal third quarter of 2005 that included third-party software.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 22.0% from $5.0 million in the first nine months of fiscal 2004 to $6.1 million in the first nine months of fiscal 2005, representing 16.6% and 19.7%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing. It also reflects increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased 26.1% from $4.5 million in the first nine months of fiscal 2004 to $3.4 million in the first nine months of fiscal 2005, representing 111.9% and 84.9%, respectively, of professional service and other revenues in those periods. The cost of professional service for the first nine months of fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had deferred pending acceptance by the customer. Excluding this amount, the cost of professional service decreased 17.7%. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of Mobius's products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses decreased slightly from $26.5 million in the first nine months of fiscal 2004 to $25.9 million in the first nine months of fiscal 2005, representing 41.1% and 47.4%, respectively, of total revenues in those periods. Sales and marketing expenses decreased slightly due to lower incentive compensation costs as a result of lower software license revenue and a reduction in bad debt expense attributable to collection of software license installments receivable previously reserved. These decreases were partially offset by higher personnel costs (reflecting increased average headcount and severance expense) and increases in miscellaneous expenses.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. The Company employs developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilizes subcontractors in India and the Ukraine. Research and development expenses increased 12.2% from $15.3 million in the first nine months of fiscal 2004 to $17.2 million in the first nine months of fiscal 2005, representing 23.7% and 31.5%, respectively, of total revenues in those periods. The increase in research and development expenses is primarily attributable to higher personnel costs on increased headcount, including personnel added as a result of the acquisition of the technology and certain other assets of eManage Inc., increased subcontractor fees, and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 4.6% from $8.5 million in the first nine months of fiscal 2004 to $8.9 million in the first nine months of fiscal 2005, representing 13.1% and 16.2%, respectively, of total revenues in those periods. The increase in general and administrative expenses is due to higher personnel costs, primarily as a result of increased headcount and salary increases, and increased subcontractor fees related to Sarbanes-Oxley compliance work.

Interest income and other income (expense):

      Interest income, net of interest expense, was $1.4 million in the first nine months of fiscal 2004 and $1.6 million in the first nine months of fiscal 2005. The increase in interest income is primarily attributable to higher interest rates on installments receivable. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency losses were $83,000 in the first nine months of fiscal 2004, compared with gains of $27,000 in the first nine months of fiscal 2005. Other miscellaneous income (expense) was insignificant for both periods.

Provision for (benefit from) income taxes:

      The provision for income taxes was $2.1 million (effective tax provision rate of 41.7%) in the first nine months of fiscal 2004 and a benefit from income taxes of $3.3 million (effective tax benefit rate of 50.1%) in the first nine months of fiscal 2005. The fluctuation in the effective tax rate from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 was primarily due to the reversal of previously accrued taxes as the result of the expiration of the statute of limitations on an earlier tax year. Excluding the impact of the reversal of prior years' tax reserves, the effective tax benefit rate would have approximated (43%) for the first nine months of fiscal 2005.

Liquidity and Capital Resources

Executive Overview

      Since its inception, Mobius has funded its operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of March 31, 2005, Mobius had cash and cash equivalents of $27.6 million, a decrease of $6.0 million from the $33.6 million held at June 30, 2004. The decrease was primarily due to an operating loss for the period. As of March 31, 2005 and June 30, 2004, the Company had no bank debt outstanding.

      The Company believes that its existing cash balances and cash flows expected from future operations will be sufficient to meet the Company's capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, the Company has entered into a number of license contracts having extended payment terms. The Company continues to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first nine months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement. If the level of software license revenues financed by installments receivable continues at the current rate and the Company is unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, the Company's cash position is likely to be adversely affected.

      The Company continues to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance Mobius's strategic market position.

                                      *****

      Net cash used in operating activities was $3.3 million and $6.3 million during the first nine months of fiscal 2004 and 2005, respectively. Mobius's uses of cash during the first nine months of fiscal 2005 were primarily due to an operating loss of $6.6 million, as well as an increase in accounts receivable of $1.0 million, or 8.3%, primarily due to an increase in one-time-fees versus installment sales during the fiscal third quarter of 2005, as compared with the fiscal fourth quarter of 2004. These uses were partially offset by a decrease of $1.4 million in software license installments receivable. Mobius's depreciation and amortization expense adjustment in operating activities increased 18.3% from $1.4 million in the first nine months of fiscal 2004 to $1.6 million in the first nine months of fiscal 2005. Deferred revenue totaled $26.7 million at June 30, 2004 and $25.6 million at March 31, 2005. Net accounts receivable increased 8.3% from $11.9 million at June 30, 2004 to $12.9 million at March 31, 2005.

      Net cash used in investing activities was $1.0 million and $760,000 in the first nine months of fiscal 2004 and 2005, respectively, representing the purchase of computer software and equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $2.3 million and $646,000 in the first nine months of fiscal 2004 and 2005, respectively. In the first nine months of fiscal 2004 and 2005, cash was provided by the exercise of stock options by employees and employee stock purchases under the employee stock purchase plan.

      The Company's material obligations and commitments to make future payments under contracts consist of its operating leases for its office facilities. These leases expire on various dates through fiscal 2010 and provide for additional payments relating to utility costs. As of March 31, 2005, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                     Operating
                                                      Leases
                                                      -------
Year Ended:
----------

March 31, 2006                                        $ 2,781
March 31, 2007                                          2,273
March 31, 2008                                          2,045
March 31, 2009                                          1,883
March 31, 2010                                          1,715
Thereafter                                                615
                                                      -------
Total minimum lease payments                          $11,312
                                                      =======

      In addition to the commitments shown above, the Company has commitments at March 31, 2005 for future purchases of goods and services of approximately $600,000.

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

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify Mobius in sufficient time to prevent some portion of the annual maintenance billings from being recognized. Mobius specifically identifies problem accounts based on the age of the receivable and through discussions with the customer and Mobius's sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, Mobius exercises its judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2004 and March 31, 2005, approximately 77% and 66%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, Mobius reduces the reserves in the period of collection. Accounts receivable reserves were $674,000 and $609,000 at June 30, 2004 and March 31, 2005, respectively.

Software License Installments Receivable

      As of March 31, 2005, software license installments amounted to $35.1 million, a decrease of 3.8% compared with the June 30, 2004 balance of $36.5 million. This slight decrease reflects the sale during the first nine months of fiscal 2005 of approximately $1.5 million of installments receivable to General Electric Capital Corporation under an arrangement entered into during the fiscal first quarter of

2005. This arrangement provides the Company with the option of selling certain installments receivable to General Electric Capital Corporation, which affords the Company with enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. The Company offers extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances the Company's competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      The Company determines the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, the ability of the Company to enforce original payment terms and current economic conditions. No single customer has a balance in excess of 4.6% of total software license installments, and 69% of the total is comprised of customers with balances under $600,000. As of June 30, 2004 and March 31, 2005, software license installments reserves were $420,000 and $240,000, respectively.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.7 million at June 30, 2004 and $25.6 million at March 31, 2005. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of March 31, 2005, current deferred revenues totaled $21.8 million and non-current deferred revenues totaled $3.8 million. It is anticipated that current deferred revenues of $21.8 million will be recognized as revenues within the next twelve months.

Other Matters

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in the first nine months of fiscal 2004 or the first nine months of fiscal 2005.

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

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (revised 2004), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which coincides with our first quarter of fiscal 2006. SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date ("modified prospective application"). Upon adoption, prior periods may be, but are not required to be, restated. SFAS No. 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS No. 123(R) the Company will be required to recognize compensation expense for the fair value of employee stock options and employee stock purchase grants over the applicable vesting period. Under APB Opinion No. 25, the Company does not recognize compensation expense related to employee stock options since options are granted at exercise prices equal to the fair market value on the date of grant. No compensation expense is recognized for employee stock purchase grants under the ESPP, since the ESPP meets the criteria under APB Opinion No. 25 as a non-compensatory plan. The Company is currently evaluating option valuation methodologies, assumptions and other considerations in light of SFAS No. 123(R). The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial position or cash flows, but will negatively impact our results of operations.

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

      During fiscal 2004 and continuing during the first nine months of fiscal 2005, our sales cycles lengthened due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

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

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. As of March 31, 2005, software license installments amounted to $35.1 million, compared with the June 30, 2004 balance of $36.5 million. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first nine months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable under this arrangement. If the level of software license revenues financed by installments receivable continues at the current rate and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

      We experienced negative gross margins related to this business in the third quarter and first nine months of fiscal 2004, although gross margins for the third quarter and first nine months of fiscal 2005 were slightly profitable. There is no assurance that we will generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with operating the professional services business will not be greater than revenues generated therefrom.

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

      On January 14, 2005, Mr. Joseph G. Tinnerello stepped down from his role as Senior Vice President of Sales and Marketing, to devote all of his efforts to his battle against his recently diagnosed cancer. Prior to Mr. Tinnerello's diagnosis, we had determined to create separate sales and marketing Vice President positions to drive a more focused effort in each area. During the fiscal third quarter of 2005 we announced the appointment of a new Senior Vice President of Marketing. We are continuing our search for a Senior Vice President of Worldwide Sales. In the interim, sales management responsibilities are being handled by our three Vice Presidents of Sales, covering all regions of the globe, who are reporting directly to the Company's President and Chief Executive Officer. During this transition period, our ability to grow our order pipeline and sales revenues could be negatively impacted.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of March 31, 2005, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c)  Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

      Mobius held its Fiscal 2004 Annual Meeting of Stockholders on February 9, 2005. The matters submitted to a vote of stockholders were the election of two members of the Board of Directors to the class of directors whose terms expire at the Fiscal 2007 Annual Meeting of Stockholders (the "2007 Annual Meeting") and the ratification of the appointment by the Audit Committee of Mobius's independent auditors.

      Mobius's stockholders elected Patrick W. Gross and Kenneth P. Kopelman to the Board of Directors, to hold office until the 2007 Annual Meeting and until their respective successors are duly elected and qualified. Mr. Patrick Gross is not related to Mr. Mitchell Gross, Chairman and Chief Executive Officer of Mobius. The results of the voting were as follows:

            Patrick W. Gross
            ----------------

            Voted for         17,703,191
            Withheld             106,143

            Kenneth P. Kopelman
            -------------------

            Voted for         17,541,949
            Withheld             267,385

      Mobius's stockholders ratified the appointment by the Audit Committee of PricewaterhouseCoopers LLP as Mobius's independent auditors for the fiscal year ending June 30, 2005. The results of the voting were as follows:

            Voted for         17,014,700
            Against              793,484
            Abstained              1,150

Item 5. - Other Information

None.

Item 6. - Exhibits

            Exhibit No.     Description
            -----------     -----------

            3.1(1) Form of Second Amended and Restated Certificate of Incorporation of the Registrant.

            3.2(1)          Form of Restated By-Laws of the Registrant.

            4.1(1)          Specimen certificate representing the Common Stock.

            10.1 Description of Mauricio Barberi's Compensation, dated as of February 28, 2005.*

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

Date:  May 10, 2005

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