Form 10-K
period 2005-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2005-09-09
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark one)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                           OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM________ TO________

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |x|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, as reported on NASDAQ, was approximately $64.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 18, 2005, the Registrant had 18,564,910 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                    FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

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

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant
ITEM 11.    Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.    Certain Relationships and Related Transactions
ITEM 14     Principal Accounting Fees and Services

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING STATEMENTS

      Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond Mobius's control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements are described in detail from time to time in Mobius's filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" in Item 1 - Business. Forward-looking statements included in this annual report are based on information known to Mobius as of the date of this annual report and Mobius accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so.

ITEM 1. BUSINESS

      Mobius Management Systems, Inc. (together with its consolidated subsidiaries, "Mobius," or the "Company" or "we") is a leading provider of integrated solutions for total content management ("TCM"). We were incorporated in New York in 1981 and reincorporated in Delaware in 1997. We have international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Netherlands, Switzerland, Australia and Japan. Our corporate headquarters is located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

      We are a leading provider of integrated solutions for total content management (TCM). For over two decades, we have delivered innovative software that captures, stores, manages and delivers business- and operations-critical content -- documents, reports, images and transactions in multiple formats from multiple sources. Our solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      Our ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both the "human-created" content -- generated by users of desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content repositories, as well as products that support content-intensive applications including:

     o    content integration;
     o    records management;
     o    e-mail management;
     o    Web site, digital asset and document management;
     o    business process management;
     o    high-volume imaging;
     o    enterprise report distribution;
     o    check image archive;
     o    e-presentment; and
     o an audit and balancing facility that monitors the accuracy and consistency of enterprise data.

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

      This broad diversity of content is dispersed throughout the global enterprise in diverse content management applications, databases, e-mail applications, and file systems. As a result of mergers and acquisitions, and the use of departmental solutions and home-grown applications, a typical global enterprise today has many separate applications that generate content for storage in multiple, dedicated repositories. When an employee needs all the information about a transaction or when a customer wants access to all the information about her account, this complex infrastructure makes retrieval difficult and time consuming.

      Our ViewDirect TCM suite of products for total content management addresses the critical, strategic imperative to integrate and manage this diverse content and make it available to employees, customers, partners and suppliers in support of e-business initiatives, internal operations and regulatory compliance. ViewDirect TCM comprises the following components:

o Content integration: via a single integrated repository or by direct access to multiple, disparate repositories;
o E-mail management: enables the capture, classification, access and retention of incoming and outgoing e-mails to enforce corporate policy, facilitate regulatory compliance, reduce the costs of legal discovery and improve e-mail system performance;
o Records management: a full life-cycle management capability for all electronic and non-electronic records, featuring simultaneous support for multiple record repositories and extending records management functionality to Microsoft's SharePoint Portal Server;
o Web site management: enabling the creation, reviewing, staging, approval and publishing of content for Web sites as well as personalization;
o Document management and Web publishing: securely managing and organizing electronic documents, routing them, automating tasks and distributing them over the Web;
o Digital asset management: storing and retrieving rich media -- text, graphics, photos, video and audio;
o Imaging: support for high-volume image capture, storage, access and delivery;
o Business process management: a comprehensive solution for automating business processes that support both outward-facing e-business applications and internal operations;
o Enterprise report management: distributing reports from enterprise resource planning (ERP), customer relationship management (CRM) and other enterprise applications to users around the globe, each with different requirements and access authorizations;
o Check image archive: a complete repository-based system for managing and delivering check images and associated documents; and
o Audit and balancing: validating data within and across business applications and platforms to ensure correctness and consistency.

      The ViewDirect TCM architecture is scalable and open, supporting a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.

      Products

      Our ViewDirect TCM suite manages enterprise content in its many forms and makes it available for many purposes. The suite includes products for storing, integrating, viewing and delivering content as well as specialized tools for automating business processes, accessing content across disparate repositories, building and maintaining Internet/intranet sites, and monitoring data for accuracy.

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

Sales and Marketing

      We sell and market our products primarily through a direct sales force located in 20 offices worldwide. These sales offices are located in the United States, Canada, the United Kingdom, France, Germany, Italy, Switzerland, Sweden, the Netherlands, Australia and Japan. We also market through a network of agents in Central and South America, Europe, Middle East, Africa and Asia.

      In marketing some of our products, we offer extended payment terms to certain of our customers, which we believe enhances our competitive position. For a further discussion of our policy on offering extended payment terms to our customers, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

      During fiscal 2005, we determined to create separate sales and marketing Senior Vice President positions to drive a more focused effort in each area. In the fiscal third quarter of 2005, we announced the appointment of a new Senior Vice President of Marketing, and in the fiscal fourth quarter, we announced the appointment of a new Senior Vice President of Worldwide Sales.

Customer Support

      We provide twenty-four hour, seven-day-a-week customer support and product support services for all of our products through support centers in the United States, the United Kingdom and Australia.

Research and Development

      We intend to continue to make investments in research and development to enhance our product lines. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Expenditures for research and development were $18.0 million, $20.8 million and $22.7 million for the fiscal years ended June 30, 2003, 2004 and 2005, respectively. We believe that our future success will, in large part, depend on our ability to maintain and improve current products and develop and acquire new products that meet the emerging needs of the marketplace. Our research and development efforts focus on designing and developing reliable and easy-to-use products. Our product development cycle (from funding a product development project until the new product is shipped to the marketplace) is generally less than six months, which enables us to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. We divide our development team into groups delineated by product functionality and employ development tools to facilitate short development cycles for functional enhancements, while maintaining product reliability.

Employees

      As of June 30, 2005, we employed 451 people: 151 in Sales and Marketing; 137 in Research and Development; 60 in Customer Satisfaction; 65 in General and Administrative; and 38 in Professional Services. None of the employees located in the United States are represented by a labor union or are subject to a collective bargaining agreement. Employees located in international countries are covered by the general labor practices of the local country. We have not experienced any work stoppages and believe we have a good relationship with our employees. We believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

      No single customer accounted for 10% or more of our total consolidated revenues in fiscal years 2003, 2004 or 2005. In fiscal 2005, however, we had revenue from one customer which accounted for approximately 9% of total revenues and approximately 21% of software license revenues.

Competition

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We currently encounter direct competition from a number of public and private companies including IBM Corp., FileNet Corporation, EMC Corporation and BMC Software, Inc., as well as a number of smaller competitors in niche markets. A description of the competitive environment in which the Company does business is set forth below under the heading "Factors Affecting Future Performance."

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

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our web site at www.mobius.com, by clicking on Investor Relations, then SEC Filings. These documents are provided as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission ("SEC"). Alternatively, you may access these reports at the SEC's Internet web site at www.sec.gov.

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

      Historically, our business has experienced significant seasonality, with revenues typically peaking in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). Fluctuations have historically been caused by customer purchasing patterns and our sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs, as well as other factors discussed below, may alter these historical seasonality patterns.

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

      During fiscal 2004 and continuing throughout fiscal 2005, our sales cycles lengthened due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

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

We offer extended payment terms to many of our customers, which could impact our cash flow.

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. As of June 30, 2005, software license installments receivable totaled $30.9 million, as compared with the June 30, 2004 balance of $36.5 million. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation ("GECC"). During fiscal 2005, we sold approximately $2.7 million of installments receivable to GECC under this arrangement. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

      We believe that these installment contracts are enforceable, that the underlying companies provided financing have strong credit profiles, that we have a history of successfully enforcing original payment terms and that ultimate collection is probable. There can be no assurances, however, that customers will not default under such financing arrangements. A significant default could have a material adverse effect on our business, operating results and financial condition.

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

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the most important competitive factors in the market for content management software are breadth of functionality, scalability, breadth of supported operating systems and content formats, vendor viability, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. We currently encounter direct competition from a number of public and private companies including IBM Corp., FileNet Corporation, EMC Corporation and BMC Software, Inc., as well as a number of smaller competitors in niche markets.

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

      We have experienced negative gross margins related to this business during the fiscal years 2003 and 2004, while experiencing gross profit margin of 11.0% during fiscal 2005. There is no assurance that we will continue to generate significant revenues in the professional services marketplace, or that the direct and indirect costs associated with operating the professional services business will not be greater than revenues generated therefrom.

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

      In January of fiscal 2005, health factors required the Company's Senior Vice President of Sales and Marketing to step down from his duties. At that time, a decision was made to split this position and hire both a Senior Vice President of Marketing and a Senior Vice President of Worldwide Sales. These positions were filled in late February and late June of 2005, respectively. The disruption caused by these management changes was one of the factors contributing to the reduction in revenue during fiscal 2005.

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

Revised accounting pronouncements related to share-based payments will reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the share-based payments we are able to provide.

      We use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options and employee stock purchase grants, using a fair value based method and the recording of compensation expense in the Income Statement. The Company will be adopting the provisions of SFAS No. 123(R) in the first quarter of fiscal 2006. The Company is evaluating option valuation methodologies, assumptions, method of adoption and other considerations in light of SFAS No. 123(R). We anticipate that the adoption of SFAS No. 123(R) will negatively impact our results of operations for fiscal 2006. The issuance of new employee stock options, if any, would increase the negative impact of SFAS No. 123(R). In addition, the Nasdaq listing requirements requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. To the extent that it becomes more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially affect our business.

We have incurred increased costs in response to recently enacted or proposed regulations.

      Recently enacted or proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002 ("SOX"), have caused us to incur increased costs as we evaluate and respond to the resulting requirements. During fiscal 2005, the Company's direct cost to comply with SOX requirements was approximately $875,000. It is anticipated that the ongoing direct cost to comply with the SOX requirements will continue to be substantial.

ITEM 2. PROPERTIES

      We are headquartered in Rye, New York, where we lease an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support and service operations are located in the Rye space. We lease an aggregate of approximately 60,000 additional square feet of space domestically and internationally for our sales offices. We believe that these facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, operating results, cash flow or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2005.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since our initial public offering on April 27, 1998. According to the records of our transfer agent, we had approximately 54 stockholders of record as of August 18, 2005. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of our common stock on the NASDAQ National Market for the periods indicated.

     Quarter ended:                           High        Low
     --------------                           ----        ---
     September 30, 2003                       $8.98      $5.90
     December 31, 2003                       $16.90      $7.91
     March 31, 2004                          $14.73      $8.19
     June 30, 2004                           $10.00      $5.12
     September 30, 2004                       $9.68      $5.06
     December 31, 2004                        $9.19      $6.31
     March 31, 2005                           $7.85      $5.57
     June 30, 2005                            $7.00      $5.76

      We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future cash flows to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including Mobius's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2005 are derived from our audited consolidated financial statements. The consolidated financial statements as of June 30, 2004 and 2005 and for each of the years in the three-year period ended June 30, 2005, and the reports thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.


                                                                         Years Ended June 30,
                                                   2001            2002            2003           2004            2005
                                                 -----------------------------------------------------------------------
Consolidated Statement of Operations Data
  (in thousands, except per share data):
Revenues:
  Software license                               $ 39,321        $ 28,026        $ 38,353       $ 42,858        $ 30,883
  Maintenance                                      33,174          34,776          38,448         40,151          41,416
  Professional service and other                    1,717           5,111           5,855          5,079           5,374
                                                 --------        --------        --------       --------        --------
          Total revenues                           74,212          67,913          82,656         88,088          77,673
                                                 --------        --------        --------       --------        --------
Cost of revenues:
  Software license                                  1,219           1,128           1,146          1,115           1,773
  Maintenance                                       5,331           5,919           6,631          7,048           8,094
  Professional service and other                      817           5,035           5,934          5,506           4,782
                                                 --------        --------        --------       --------        --------
         Total cost of revenues                     7,367          12,082          13,711         13,669          14,649
                                                 --------        --------        --------       --------        --------
Gross profit                                       66,845          55,831          68,945         74,419          63,024
                                                 --------        --------        --------       --------        --------
Operating expenses (1):
  Sales and marketing                              44,886          38,151          34,776         35,090          36,402
  Research and development                         16,267          15,741          18,025         20,797          22,722
  General and administrative                       10,460          10,380          10,838         11,397          12,000
  Acquired in-process research
    and development                                  --              --               910            956            --
  Facilities restructuring                           --             1,394             194           --              --
                                                 --------        --------        --------       --------        --------
Total operating expenses                           71,613          65,666          64,743         68,240          71,124
                                                 --------        --------        --------       --------        --------

Income (loss) from operations                      (4,768)         (9,835)          4,202          6,179          (8,100)
Interest income, net                                2,680           1,659           1,514          1,840           2,264
Other income (expense)                                211             143             220            (90)            104
Investment impairments                               (718)           --              --             --              --
                                                 --------        --------        --------       --------        --------
Income (loss) before income taxes                  (2,595)         (8,033)          5,936          7,929          (5,732)
Provision for (benefit from)
  income taxes                                       (605)         (2,812)          1,860          3,127          (3,037)
                                                 --------        --------        --------       --------        --------
Net income (loss)                                $ (1,990)       $ (5,221)       $  4,076       $  4,802        $ (2,695)
                                                 ========        ========        ========       ========        ========

Basic earnings (loss) per share(2)               $  (0.11)       $  (0.30)       $   0.23       $   0.27        $  (0.15)
Basic weighted average shares
  outstanding(2)                                   18,225          17,459          17,363         17,964          18,409
Diluted earnings (loss) per share(2)             $  (0.11)       $  (0.30)       $   0.23       $   0.24        $  (0.15)
Diluted weighted average shares
  outstanding(2)                                   18,225          17,459          18,089         19,937          18,409
Consolidated Balance Sheet Data
  (in thousands):
Total assets                                     $ 75,515        $ 71,392        $ 81,818       $ 95,576        $ 91,094
Total long-term obligations                         1,398           1,406           5,560          4,943           4,591
Stockholders' equity                               38,470          31,120          36,357         45,139          43,567

(1) Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company's IPO for the years ended June 30, 2001, 2002 and 2003 aggregating $277, $125 and $43, respectively. There was no such expense during fiscal 2004 and 2005 since the entire expense was recognized prior to July 1, 2003.

(2) For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, readers are given a more detailed assessment of our operating results and changes in financial position over the periods discussed. This section should be read in conjunction with our Consolidated Financial Statements and related Notes. Please note that references in this section to "this year" and "last year" refer to our fiscal years ended June 30, 2005 and June 30, 2004, respectively.

Executive Overview

      We are a leading provider of integrated solutions for total content management (TCM). For over two decades, we have delivered innovative software that captures, stores, manages and delivers business- and operations-critical documents, reports, images and transactions in multiple formats from multiple sources. Our solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

      Our ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both the "human-created" content -- generated by users of desktop applications -- and the "application-created" content -- generated by production computer systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content as well as products that support content-intensive applications including Web site, digital asset and document management; business process management; imaging; Internet presentment and payment; records management; enterprise report distribution; check image archive; and an audit and balancing facility that monitors the accuracy and consistency of enterprise data.

      Our total revenues increased from $82.7 million in fiscal 2003 to $88.1 million in fiscal 2004 and decreased to $77.7 million in fiscal 2005. Operating income was $4.2 million, or 5.1% of revenues, in fiscal 2003 and $6.2 million, or 7.0% of revenues, in fiscal 2004, as compared with an operating loss of $8.1 million, or (10.4)% of revenues in fiscal 2005. Excluding the charges for acquired in-process research and development of $910,000 in fiscal 2003 and $956,000 in fiscal 2004, operating income was $5.1 million, or 6.2% of revenues, in fiscal 2003 and $7.1 million, or 8.1% of revenues, in fiscal 2004. In fiscal 2005, we recorded a $250,000 pre-tax charge related to the accelerated vesting of certain employee stock options. Excluding this charge, operating loss was $7.9 million, or (10.1)% of revenues. Net income was $4.1 million, or $0.23 per diluted share, in fiscal 2003 and $4.8 million, or $0.24 per diluted share, in fiscal 2004, as compared with a net loss of $2.7 million, or ($0.15) per share in fiscal 2005.

      We derive our revenues from product licenses, related annual maintenance and professional services and other. This year, 39.7% of total revenues were generated from software licenses, 53.4% were generated from maintenance and 6.9% were generated from professional services and other sources. Software license revenues increased from $38.4 million in fiscal 2003 to $42.9 million last year, and decreased to $30.9 million this year. Software license revenues this year included an individual contract for $5.7 million in software license fees with a major financial institution. We believe that our results in fiscal 2005 were negatively impacted by several factors, including underperformance due to poor execution in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. In addition, performance was impacted by health-related senior management changes in the sales and marketing functions. During fiscal 2005, we began to make changes to our business that we believe will address these matters and improve our performance, including, but not limited to, personnel transfers, separating the management of sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. Specifically, during the fiscal third quarter of 2005, our Vice President of Product Engineering began to focus on future product architecture, and we created two new positions, Vice President of Product Development and Vice President of Customer

Satisfaction and Quality Assurance, both reporting directly to our President and Chief Executive Officer. In the fiscal third quarter of 2005, we announced the appointment of a new Senior Vice President of Marketing, and in the fiscal fourth quarter, we announced the appointment of a new Senior Vice President of Worldwide Sales. Although it will take some time to experience the full impact of these changes, we have seen some positive signs, including sequential revenue growth in the last three quarters of fiscal 2005.

      Maintenance revenues increased from $38.4 million in fiscal 2003 to $40.2 million last year to $41.4 million this year. Maintenance revenue consists primarily of fees for customer support services and enhancements we provide for our products. The increases in maintenance revenues during these years were primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were partially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs. Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Prior to the latter part of fiscal 2003, we charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in fiscal 2004, and to a lesser degree during fiscal 2005, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which generally have five year license terms.

      Professional service and other revenue decreased from $5.9 million in fiscal 2003 to $5.1 million last year and increased to $5.4 million this year. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. A large percentage of our suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. The increase in revenues during fiscal 2005 reflects several large contracts that closed during the second half of this year.

      International revenues increased from $12.0 million in fiscal 2003 to $18.4 million last year to $19.2 million this year. The majority of our current international revenues are derived from the direct sales force of our wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographies through third-party agents. Our subsidiaries conduct business in the currency of the country in which they operate, exposing us to currency fluctuations and currency transaction losses or gains, which are outside of our control.

      We believe that the content management markets in which we operate will experience growth in the near term and that our newer products will provide additional opportunities for growth. We believe that our products can help our customers solve their challenges meeting regulatory compliance requirements, reducing the cost and increasing the efficiency of paper-based processes and gaining control of intellectual assets in the form of unstructured content to increase productivity. However, we believe market factors are driving customers to cautiously spend on enterprise software, which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, ViewDirect(R) Total Content Integrator and ViewDirect-ABS, will develop as anticipated or that the changes we made to improve our execution in closing contracts, building order pipeline and new product integration will be successful.

      We will be adopting the provisions of the Financial Accounting Standards Board's Statement No. 123(R) in the first quarter of fiscal 2006, which will require us to record stock-based employee compensation expense in the Income Statement rather than as footnote disclosure. On June 14, 2005, our Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options, other than those options awarded to officers. Our Board took this action with the belief that it is in the best interest of stockholders, as it will reduce our reported compensation expense associated with these stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, we recorded a pre-tax charge of $250,000 of compensation expense. We are currently evaluating option valuation methodologies, assumptions, method of adoption and other considerations in light of SFAS No. 123(R). We anticipate that the adoption of SFAS No. 123(R) will negatively impact our results of operations for fiscal 2006. The issuance of new employee stock options, if any, would increase the negative impact of SFAS No. 123(R).

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

      Management believes that its significant judgments and estimates used in the preparation of our consolidated financial statements are influenced by the following critical accounting policies:

Revenue Recognition

      We recognize license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." We generate license revenues from licensing the rights to use our software products to our customers. We also generate maintenance revenues from renewable support and software enhancements and professional service revenues from performing consulting activities performed for license customers. Software license contracts generally have terms of three, five or 15 years.

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Historically, our contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, whereby the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when we entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. We determined the portion of the contract price attributable to maintenance (which did not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from our pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence materialized or until all elements were delivered. Beginning in the third quarter of fiscal 2004, the vast majority of the Company's software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Maintenance revenue is generally recognized ratably over the term of the support, typically 12 months. The unearned portion of maintenance revenue is classified as deferred revenue.

      We offer installment contracts to our customers, which provide for periodic payments generally over three to five years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

Software Development Costs

      Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires that certain software development costs be capitalized once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      We determine technological feasibility based on the working model method. The period between establishment of a working model and the general availability of our software has historically been short. Accordingly, software development costs qualifying for capitalization have been insignificant. As a result, we have expensed all software development costs.

Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Results of Operations

      The following table sets forth certain items from our Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:


                                                               Years Ended June 30,
                                                          2003          2004          2005
                                                        -----------------------------------
Revenues:
  Software license                                        46.4%         48.6%         39.7%
  Maintenance                                             46.5          45.6          53.4
  Professional service and other                           7.1           5.8           6.9
                                                         -----         -----         -----
          Total revenues                                 100.0         100.0         100.0
                                                         -----         -----         -----
Cost of revenues:
  Software license                                         1.4           1.3           2.3
  Maintenance                                              8.0           8.0          10.4
  Professional service and other                           7.2           6.2           6.2
                                                         -----         -----         -----
         Total cost of revenues                           16.6          15.5          18.9
                                                         -----         -----         -----
Gross profit                                              83.4          84.5          81.1
                                                         -----         -----         -----
Operating expenses:
  Sales and marketing                                     42.1          39.8          46.9
  Research and development                                21.8          23.6          29.2
  General and administrative                              13.1          13.0          15.4
  Acquired in-process research and development             1.1           1.1            --
  Facilities restructuring                                 0.2           0.0            --
                                                         -----         -----         -----
  Total operating expenses                                78.3          77.5          91.5
                                                         -----         -----         -----
Income (loss) from operations                              5.1           7.0         (10.4)
Interest income, net                                       1.8           2.1           2.9
Other income (expense)                                     0.2          (0.1)          0.1
                                                         -----         -----         -----
Income (loss) before income taxes                          7.1           9.0          (7.4)
Provision for (benefit from) income taxes                  2.2           3.5          (3.9)
                                                         -----         -----         -----
Net income (loss)                                          4.9%          5.5%         (3.5)%
                                                         =====         =====         =====

Year Ended June 30, 2003 Compared to Year Ended June 30, 2004 Compared to Year Ended June 30, 2005

Revenues:

o Total revenues increased 6.6% from $82.7 million in fiscal 2003 to $88.1 million in fiscal 2004 and decreased 11.8% to $77.7 million in fiscal 2005. Domestic revenues decreased 1.5% from $70.7 million in fiscal 2003 to $69.7 million in fiscal 2004 and decreased 16.0% to $58.5 million in fiscal 2005. International revenues increased 54.0% from $12.0 million in fiscal 2003 to $18.4 million in fiscal 2004 and increased 4.0% to $19.2 million in fiscal 2005. Approximately 15% of the $6.4 million increase in international revenues in fiscal 2004 was a result of the change in the exchange rates from fiscal 2003, while the impact of the change in exchange rates this year was minimal. We believe that the increase in international revenues in fiscal 2004 and 2005 reflect the change made in local management and the continued investment internationally. Included in international revenues during fiscal 2005 was an individual contract for $5.7 million in software license fees with a major financial institution. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the fiscal years ended June 30, 2003, 2004 and 2005.

     o Software license revenues increased 11.7% from $38.4 million in fiscal 2003 to $42.9 million in fiscal 2004 and decreased 27.9% to $30.9 million in fiscal 2005. License revenues increased in fiscal 2004 primarily due to increased licensing of our products by existing customers and, to a lesser extent, by new customers, as well as a nominal improvement in the overall economy and the success of our Solution Packs. During the latter part of fiscal 2003, we began to market licenses of ViewDirect TCM products under the term "Solution Packs." Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements with, generally, license terms of five years. Software license revenues from Solution Packs represented almost 60% and 25% of total license revenues during fiscal 2004 and

          2005, respectively. The decrease was partially due to the fact that software license revenues this year included an individual contract for $5.7 million in software license fees with a major financial institution, which was not a Solution Pack. We believe that our results in fiscal 2005 were negatively impacted by several factors, including underperformance due to poor execution in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. In addition, performance was impacted by health-related senior management changes in the sales and marketing functions. During fiscal 2005, we began to make changes to our business that we believe will address these matters and improve our performance, including, but not limited to, personnel transfers, separating the management of sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. Specifically, during the fiscal third quarter of 2005, our Vice President of Product Engineering began to focus on future product architecture, and we created two new positions, Vice President of Product Development and Vice President of Customer Satisfaction and Quality Assurance, both reporting directly to our President and Chief Executive Officer. In the fiscal third quarter of 2005, we announced the appointment of a new Senior Vice President of Marketing, and in the fiscal fourth quarter, we announced the appointment of a new Senior Vice President of Worldwide Sales. Although it will take some time to experience the full impact of these changes, we have seen some positive signs, including sequential revenue growth in the last three quarters of fiscal 2005.

          We had approximately $2.0 million of software license contracts signed by customers at June 30, 2005 that did not meet all of the requirements for revenue recognition in the fiscal fourth quarter of 2005. We will record these contracts as revenue in the fiscal first quarter of 2006. We also had approximately $850,000 of contracts signed by customers at June 30, 2004 that did not meet all of the requirements for revenue recognition in the fiscal fourth quarter of 2004. This revenue was recognized in the fiscal first quarter of 2005.

o Maintenance revenues increased 4.4% from $38.4 million in fiscal 2003 to $40.2 million in fiscal 2004 and increased 3.2% to $41.4 million in fiscal 2005. The increases in maintenance revenues during these years were primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were partially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs. Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Prior to the latter part of fiscal 2003, we charged primarily 15% of contract value for server product annual maintenance and between 5% and 15% of contract value for client product annual maintenance, with a significant portion of the maintenance contracts covering server products. Beginning in the latter part of fiscal 2003, annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which comprised a significant portion of license revenues in fiscal 2004, and to a lesser degree during fiscal 2005, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which generally have five year license terms.

o Professional service and other revenues decreased 13.3% from $5.9 million in fiscal 2003 to $5.1 million in fiscal 2004 and increased 5.8% to $5.4 million in fiscal 2005. Professional service revenues for fiscal 2004 included approximately $500,000 relating to services associated with new products that we had deferred revenue recognition pending acceptance by the customer. Excluding this amount, professional service revenues decreased almost 22% in fiscal 2004. The decrease in revenues during fiscal 2004 reflects fewer large professional service engagements. Excluding the $500,000 item mentioned above, professional service revenues increased 17.4% during fiscal 2005, reflecting several large contracts that closed during the second half of this fiscal year. Our professional services group offers installation and conversion services, and to a lesser extent, business consulting and training to our customers. A large percentage of the Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for all years were not significant.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues were $1.1 million in fiscal 2003, $1.1 million in fiscal 2004 and increased 59.0% to $1.8 million in fiscal 2005, representing 3.0%, 2.6% and 5.7%, respectively, of software license revenues in those years. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The slight decrease during fiscal 2004 is due primarily to a decrease in license revenues for products to which we pay royalties. The increase during fiscal 2005 is primarily due to higher royalties related to software license revenues that were subject to third-party royalties, in particular, a significant imaging solution licensed to a customer that included third-party software during the fiscal third quarter of 2005.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues increased 6.3% from $6.6 million in fiscal 2003 to $7.0 million in fiscal 2004 and increased 14.8% to $8.1 million in fiscal 2005, representing 17.2%, 17.6% and 19.5%, respectively, of maintenance revenues in those years. In fiscal 2004, the increase in cost of maintenance revenues is primarily attributable to increased staffing and personnel-related costs. This increase was partially offset by the increased utilization of Customer Support personnel in research and development projects and the classification of the related costs as research and development expense. In fiscal 2005, the increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing, as well as increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues decreased 7.2% from $5.9 million in fiscal 2003 to $5.5 million in fiscal 2004 and decreased 13.1% to $4.8 million in fiscal 2005, representing 101.3%, 108.4% and 89.0% respectively, of professional service and other revenues in those years. The cost of professional service for fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had deferred pending acceptance by the customer. In fiscal 2004, excluding this amount, the cost of professional service decreased 15%, primarily due to a decrease in third-party vendor costs. In fiscal 2005, the cost of professional service decreased 5.2%, excluding the $500,000 item mentioned above. The cost of professional service decreased due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects. These decreases were partially offset by an increase in third-party subcontractor costs.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased slightly from $34.8 million in fiscal 2003 to $35.1 million in fiscal 2004 and increased 3.7% to $36.4 million for fiscal 2005, representing 42.1%, 39.8% and 46.9%, respectively, of total revenues in those years. In fiscal 2004, sales and marketing expenses increased slightly due to higher personnel costs (reflecting increased headcount), offset by lower depreciation costs, bad debt expense and savings due to modifications in our incentive compensation plan. In fiscal 2005, sales and marketing expenses increased due to higher personnel costs (reflecting increased average headcount and severance expense), travel expenses and payroll taxes and benefits (due to higher mix of revenue and incentive compensation earned by employees in countries with higher social costs). These increases were partially offset by lower incentive compensation costs earned on lower total software license revenues. We intend to continue to invest in our sales and marketing capabilities to drive future revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses increased 15.4% from $18.0 million in fiscal 2003 to $20.8 million in fiscal 2004 and increased 9.3% to $22.7 million for fiscal 2005, representing 21.8%, 23.6% and 29.2%, respectively, of total revenues in those years. The increase in fiscal 2004 is primarily attributable to higher headcount and related costs associated with continued development of products, additional quality control resources and personnel added with the acquisition on October 11, 2002 of the Contenuity Software and certain other assets of Cytura Corp. ("Cytura"). For a further discussion of the acquisition of the Contenuity Software and certain other assets of Cytura, see the section entitled, "Liquidity and Capital Resources" below. The increase in fiscal 2005 is primarily due to higher personnel costs on increased headcount, including personnel added as a result of the acquisition on April 26, 2004 of the technology and certain other assets of eManage Inc. ("eManage") and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, "Liquidity and Capital Resources" below. We intend to continue to invest in our research and development activities to generate new products to bring to the marketplace and to make enhancements to existing products.

o General and administrative expenses consist of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 5.2% from $10.8 million in fiscal 2003 to $11.4 million in fiscal 2004 and increased 5.3% to $12.0 million in fiscal 2005, representing 13.1%, 13.0% and 15.4%, respectively, of total revenues in those years. The increase in fiscal 2004 is primarily attributable to higher personnel costs and professional fees (primarily due to the requirements of the Sarbanes-Oxley Act of 2002), offset by lower depreciation. The increase in 2005 is due to higher personnel costs, primarily as a result of increased headcount and salary increases, and increased subcontractor and accounting fees related to Sarbanes-Oxley compliance work.

o Acquired in-process research and development expenses relate to the acquisition of the Contenuity Software and certain other assets of Cytura and the technology and certain other assets of eManage. A portion of the purchase price in each acquisition was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects had not yet been achieved and we believed such projects had no alternative future use, the acquired in-process research and development was expensed in the year of acquisition. As a result, we recorded a charge of $910,000 in fiscal 2003 relating to the Cytura asset acquisition and $956,000 in fiscal 2004 relating to the eManage asset acquisition. Valuations prepared using the discounted net cash flow method were utilized to value the acquired in-process research and development expenses for both acquisitions.

o Facilities restructuring expenses of $194,000 in fiscal 2003 consisted of an accrual for a loss on our leases for two of our sales offices. In connection with management's plan to reduce costs and improve operating efficiencies, we recorded a facilities restructuring charge of $1.4 million in fiscal 2002 relating to the first sales office. The charge reflected estimated future lease obligations, net of estimated sublease income, for office space we will no longer utilize. We worked with an external real estate consultant to determine the best estimate for the accrual. During fiscal 2003, we entered into an agreement with the landlord and the over-tenant which released us from all of our ongoing obligations under the original terms of the lease effective as of February 15, 2003. Accordingly, we recorded additional expenses of $78,000 in fiscal 2003 associated with this new agreement.

     In connection with the second sales office, we recorded a facilities restructuring charge of $116,000 in fiscal 2003 representing the estimated future lease obligations for office space that we were subleasing to a third party. The third party abandoned the space during fiscal 2003 and we believed that it was highly unlikely that we would be able to sublease this space for the remainder of the lease term.

     During the fiscal second quarter of 2005, we paid the remaining balance of $6,000 of the facilities restructuring accrual in accordance with the plan provisions. Accordingly, as of June 30, 2005, there was no facilities restructuring accrual outstanding.

Interest income and other income (expense):

      Interest income, net of interest expense, was $1.5 million, $1.8 million and $2.3 million in fiscal 2003, 2004, and 2005, respectively. The increase in interest income this year is primarily attributable to higher interest rates on installments receivable balances and slightly higher interest rates on invested cash balances. Other income (expense) is comprised primarily of gains and losses on investments and foreign currency transactions. Gain on investments of $113,000 during the fiscal year 2003 was the result of the sale of Mobius's investment in Intelidata stock. Foreign currency gains were $107,000 in fiscal 2003, foreign currency losses were $90,000 in fiscal 2004 and foreign currency gains were $61,000 in fiscal 2005.

Provision for (benefit from) income taxes:

      The tax provision for income taxes was $1.9 million (effective tax provision rate of 31.3%) in fiscal 2003 and $3.1 million in fiscal 2004 (effective tax provision rate of 39.4%), compared with a tax benefit of $3.0 million (effective tax benefit rate of (53.0)%) in fiscal 2005. The tax provision for fiscal 2003 includes a tax benefit of $700,000 resulting from the resolution of certain tax matters. Excluding the $700,000 tax benefit, the effective tax rate was 43.1% for the fiscal year 2003. The lower effective tax rate in fiscal 2004 as compared with fiscal 2003 (exclusive of the $700,000 tax benefit) was primarily due to a decrease in losses of certain foreign subsidiaries for which no tax benefit could be recognized. The fluctuation in the effective tax rate from fiscal 2005 as compared with fiscal 2004 was primarily due to the reversal of previously accrued taxes as the result of the expiration of the statute of limitations on an earlier tax year. Excluding the impact of the reversal of prior years' tax reserves, the effective tax benefit rate would have been (42.5%) for fiscal 2005.

Selected Quarterly Operating Results

      The following table presents certain unaudited consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2005. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.


                                                                         Quarters Ended
                                Sept.30,    Dec. 31,     March 31,    June 30,    Sept.30,     Dec. 31,     March 31,    June 30,
                                  2003        2003         2004         2004        2004         2004         2005        2005
                               ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Revenues:
  Software license revenues   $  12,501   $  11,503   $    6,410    $  12,444   $   6,204    $   6,875    $    6,751   $  11,053
  Maintenance                    10,002      10,044       10,024       10,081      10,003       10,216        10,586      10,611
  Professional services and
    other                           908       1,749        1,397        1,025         921        1,081         1,946       1,426
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Total revenues                   23,411      23,296       17,831       23,550      17,128       18,172        19,283      23,090
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Cost of revenues:
  Software license revenues         335         389          148          243         216          240         1,050         267
  Maintenance                     1,694       1,562        1,730        2,062       2,079        1,908         2,095       2,012
  Professional service and
    other                         1,062       1,894        1,580          970         840        1,041         1,470       1,431
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Total cost of revenues            3,091       3,845        3,458        3,275       3,135        3,189         4,615       3,710
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Gross profit                     20,320      19,451       14,373       20,275      13,993       14,983        14,668      19,380
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Operating expenses (1):
  Sales and marketing             9,433       8,880        8,201        8,576       8,128        9,128         8,617      10,529
  Research and development        5,003       4,927        5,379        5,488       5,646        5,850         5,679       5,547
  General and administrative      2,810       2,904        2,763        2,920       2,712        3,013         3,140       3,135
  Acquired in-process
    research and development         --          --           --          956          --           --            --          --
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Total operating expenses         17,246      16,711       16,343       17,940      16,486       17,991        17,436      19,211
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Income (loss) from operations     3,074       2,740       (1,970)       2,335      (2,493)      (3,008)       (2,768)        169
Interest income, net                439         461          465          475         527          556           531         650
Other income (expense)              (14)         (7)         (62)          (7)         34          (12)           (3)         85
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Income (loss) before
  income taxes                    3,499       3,194       (1,567)       2,803      (1,932)      (2,464)       (2,240)        904
Provision for (benefit
  from) income taxes              1,463   $   1,146         (471)         989        (659)      (1,363)       (1,304)        289
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Net income (loss)             $   2,036   $   2,048   $   (1,096)   $   1,814   $  (1,273)   $  (1,101)   $     (936)  $     615
                              =========   =========   ==========    =========   =========    =========    ==========   =========

Basic earnings (loss)
  per share                   $    0.12   $    0.11   $    (0.06)   $    0.10   $   (0.07)   $   (0.06)   $    (0.05)  $    0.03
                              =========   =========   ==========    =========   =========    =========    ==========   =========
Diluted earnings (loss)
  per share                   $    0.10   $    0.10   $    (0.06)   $    0.09   $   (0.07)   $   (0.06)   $    (0.05)  $    0.03
                              =========   =========   ==========    =========   =========    =========    ==========   =========

As a Percentage of Total
Revenues
Revenues:
 Software license revenues         53.4%       49.4%        36.0%        52.8%       36.2%        37.8%         35.0%       47.9%
 Maintenance                       42.7        43.1         56.2         42.8        58.4         56.2          54.9        45.9
 Professional service and
   other                            3.9         7.5          7.8          4.4         5.4          6.0          10.1         6.2
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
  Total revenues                  100.0       100.0        100.0        100.0       100.0        100.0         100.0       100.0
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Cost of revenues:
  Software license revenues         1.4         1.7          0.8          1.0         1.3          1.3           5.4         1.2
  Maintenance                       7.2         6.7          9.7          8.8        12.1         10.5          10.9         8.7
  Professional service and
    other                           4.6         8.1          8.9          4.1         4.9          5.8           7.6         6.2
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
    Total cost of revenues         13.2        16.5         19.4         13.9        18.3         17.6          23.9        16.1
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Gross profit                       86.8        83.5         80.6         86.1        81.7         82.4          76.1        83.9
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Operating expenses (1):
  Sales and marketing              40.3        38.1         46.0         36.4        47.4         50.2          44.7        45.6
  Research and development         21.4        21.1         30.2         23.3        33.0         32.2          29.5        24.0
  General and administrative       12.0        12.5         15.5         12.4        15.8         16.6          16.3        13.6
  Acquired in-process
    research and development         --          --           --          4.1          --           --            --          --
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Total operating expenses           73.7        71.7         91.7         76.2        96.2         99.0          90.5        83.2
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Income (loss) from operations      13.1        11.8        (11.1)         9.9       (14.5)       (16.6)        (14.4)        0.7
Interest income, net                1.9         1.9          2.6          2.0         3.1          3.1           2.7         2.8
Other income (expense)             (0.1)        0.0         (0.3)         0.0         0.2         (0.1)           --         0.4
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Income (loss) before
  income taxes                     14.9        13.7         (8.8)        11.9       (11.2)       (13.6)        (11.7)        3.9
Provision for (benefit
  from) income taxes                6.2         4.9         (2.6)         4.2        (3.8)        (7.5)         (6.8)        1.2
                              ---------   ---------   ----------    ---------   ---------    ---------    ----------   ---------
Net income (loss)                   8.7%        8.8%        (6.2)%        7.7%       (7.4)%       (6.1)%        (4.9)%       2.7%
                              =========   =========   ==========    =========   =========    =========    ==========   =========

(1) In the fiscal fourth quarter of 2005, we recorded a $250,000 pre-tax charge related to the accelerated vesting of certain employee stock options.

      Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. For a further discussion of the factors that could impact quarterly results, see the section entitled "Factors Affecting Future Performance" above. Historically, license revenues typically peak primarily in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). These fluctuations are caused primarily by customer purchasing patterns and our sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs may alter these historical seasonality patterns.

Liquidity and Capital Resources

Executive Overview

      Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of June 30, 2005, we had cash and cash equivalents of $33.7 million, a slight increase from the $33.6 million held at June 30, 2004. During fiscal 2005, reductions in accounts receivable and software license installments receivable were offset by cash losses (net loss adjusted for depreciation and amortization, deferred income taxes and other non-cash charges) and a reduction in accounts payable and accrued expenses. As of June 30, 2005 and 2004, the Company had no bank debt outstanding.

      We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During fiscal 2005, we sold approximately $2.7 million of installments receivable under this arrangement. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

                                      *****

      Net cash provided by operating activities was $3.8 million in fiscal 2003, net cash used in operating activities was $5.0 million in fiscal 2004 and net cash provided by operating activities was $610,000 in fiscal 2005. Our sources of cash during fiscal 2003 were primarily from net income adjusted for non-cash items, collections of accounts receivable and an increase in deferred revenue, partially offset by an increase in software license installments. Our uses of cash during fiscal 2004 were increases in software license installments receivable, partially offset by net income adjusted for non-cash items and increases in accounts payable and accrued expenses. Our sources of cash during fiscal 2005 were collections in accounts receivable and software license installments receivable, partially offset by net loss adjusted for non-cash items and reductions in accounts payable and accrued expenses. Software license installments, which increased 55.8% from $23.5 million at June 30, 2003 to $36.5 million at June 30, 2004, decreased 15.4% to $30.9 million at June 30, 2005, represent payments due from customers for license fees that are paid over the term of the installment agreement. The increase during fiscal 2004 was due to a proportionately greater amount of current license revenues being financed by the Company. The decrease during fiscal 2005 was due to collections and the sale of approximately $2.7 million of installments receivable to GECC. For additional information, see the section entitled, "Software License Installments Receivable" below.

      Net cash provided by investing activities was $1.4 million in fiscal 2003, and net cash used in investing activities was $1.3 million and $0.9 million in fiscal 2004 and 2005, respectively. Net cash provided by investing activities for fiscal 2003 reflects the sale of marketable securities, partially offset by capital expenditures. For the years ended June 30, 2003, 2004 and 2005, cash of $1.2 million, $1.3 million and $0.9 million, respectively, was used for the purchase of computer software and equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $672,000, $2.3 million and $765,000 in fiscal 2003, 2004 and 2005, respectively. During fiscal 2003, 2004 and 2005, cash was provided by the exercise of stock options by employees and employee stock purchases under the employee stock purchase plan.

      Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of June 30, 2005, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                         Operating
                                                          Leases
                                                          ------
Year Ended:
-----------

June 30, 2006                                             $2,683
June 30, 2007                                              2,272
June 30, 2008                                              2,182
June 30, 2009                                              1,905
June 30, 2010                                              1,670
Thereafter                                                   127
                                                         -------
Total minimum lease payments                             $10,839
                                                         =======

      In addition to the commitments shown above, we have commitments at June 30, 2005 for future purchases of goods and services of approximately $350,000.

      In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

      On October 11, 2002 (the "Cytura Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology (the "Contenuity Software") and certain other assets of Cytura, a privately held company, for an aggregate of approximately $2.2 million in cash, which was paid from our existing cash balances. In addition, we assumed capital lease obligations of $36,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.5 million. The Contenuity Software provides a platform for Web site implementation and management, document and digital asset management and content publishing. Additionally, under the terms of the agreement, we were obligated to pay Cytura an additional $800,000 within 60 days of the first anniversary of the transaction if the average closing price of our common stock for a 30-day period in the thirteen months following the Cytura Closing Date exceeded specified amounts set forth in the agreement. During the fiscal fourth quarter of 2003, the average closing price of our common stock exceeded such specified amount. Accordingly, during the fourth quarter of fiscal 2003, we recorded incremental goodwill and a payable to Cytura of $800,000. Under the terms of a revised agreement with Cytura, we made the $800,000 payment to Cytura in January 2004.

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage, a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from our existing cash balances. In addition, we assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. The eManage software suite includes a complete records management facility for Microsoft's SharePoint Portal Server. It extends full records management functionality, including lifecycle management and records security, to the collaborative SharePoint document management environment. Under the terms of the agreement, we were obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets were achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and, accordingly, we recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005. During the fiscal second and fourth quarters of 2005, certain additional targets were met, and accordingly, we recorded incremental goodwill of $85,000 and $93,000, respectively, which was paid in the fiscal second quarter of 2005 and the fiscal first quarter of 2006, respectively.

      We continue to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance our strategic market position.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2004 and June 30, 2005, approximately 77% and 74%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. Accounts receivable reserves were $674,000 and $595,000 at June 30, 2004 and June 30, 2005, respectively.

Software License Installments Receivable

      As of June 30, 2005, software license installments amounted to $30.9 million, a decrease of 15.4% compared with the June 30, 2004 balance of $36.5 million. This decrease was due to collections and the sale of approximately $2.7 million of installments receivable to General Electric Capital Corporation ("GECC") under an arrangement entered into during the fiscal first quarter of 2005. This arrangement provides us with the option of selling installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions. As of June 30, 2005, one customer has a balance equal to 13.5% of total software license installments. No other customer has a balance in excess of 4.4% of total software license installments. As of June 30, 2005, total software license installments receivable have an average age of approximately one and one-half years.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.7 million at June 30, 2004 and $26.4 million at June 30, 2005. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of June 30, 2005, current deferred revenues totaled $23.3 million and non-current deferred revenues totaled $3.1 million. It is anticipated that current deferred revenues of $23.3 million will be recognized as revenue within the next twelve months.

Other Matters

      INFOPAC-Tapesaver: In January 1999, we sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, we were going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2003, 2004 and 2005.

      We commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in our favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay us $37,500 per month from March 31, 2002 through December 31, 2003 and to pay our share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. We have docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and are currently pursuing actions to enforce the judgment. During January 2005, the buyer's president filed for personal bankruptcy protection. In April 2005, we filed a complaint in the bankruptcy proceeding alleging that the buyer's president's debt to us is not dischargeable in the bankruptcy proceeding. The buyer's president has answered the complaint, denying those allegations. To date, we have not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Prior to SFAS No. 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior period's financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of our investment activities is to preserve principal, while at the same time maximizing interest income. As of June 30, 2005, we held no marketable securities.

      We may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of us or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. We do not use derivative financial investments to hedge potential foreign exchange losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Notes thereto are included in
Item 15(a)(1). Selected Quarterly Financial Data is included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, with us have been detected.

      Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

      Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are currently eight members of the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2005, 2006 and 2007 annual meeting of stockholders. Generally, our directors are elected for three-year terms.

      The Board oversees the management of the Company on the stockholders' behalf. It reviews our long-term strategic plans and exercises direct decision-making authority in key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius's business day to day, and evaluates his performance.

      The Board of Directors complies with the Nasdaq listing standards and reviews all commercial and other relationships of each director in making its determination as to the independence of its directors. The Board has determined that each of Messrs. Albracht, Greenfield, P. Gross, Hernandez, Levitan and Marks qualify as independent under the requirements of the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. Only non-employee directors serve on Mobius's Audit, Compensation and Corporate Governance and Nominating Committees. The Board met seven times during fiscal 2005 and each director attended all of the meetings of the Board, except that Mr. P. Gross attended six of the seven Board meetings. In addition, Mr. Hernandez, who was elected to our Board on May 3, 2005, attended all of the Board meetings subsequent to his election.

 INFORMATION CONCERNING DIRECTORS

      Set forth below are the names, ages, positions and certain other information concerning our current Directors.

Mitchell Gross...........  Co-founder of Mobius. President since 1981 and
Age 55                     Chairman of the Board and Chief Executive Officer
Director since 1981        since 1996. Mr. Gross was an officer in the U.S.
                           Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and
                           Applied Science and an M.B.A. in finance from The
                           Wharton School at the University of Pennsylvania.

Joseph J. Albracht.......  Co-founder of Mobius. Executive Vice President and
Age 55                     Secretary from 1981 to 1999, Chief Operating
Director since 1981        Officer from 1996 to 1999 and Treasurer from 1981
                           to 1996. Holds a B.S. in operations research and an M.B.A. from Pennsylvania State University.

Gary G. Greenfield.......  President and Chief Executive Officer of GXS, a
Age 50                     company that operates one of the largest B2B
Director since 1998        e-commerce networks in the world. In addition, an
                           Operating Partner for Francisco Partners, one of the world's largest technology-focused buyout funds. Former Chief Executive Officer of Peregrine
                           Systems, Inc., a global provider of consolidated asset and service management software, from 2002 until 2003.(1) Formerly, President and Chief
                           Executive Officer of MERANT plc from 1998 to 2001.
                           Holds a B.S. from the U.S. Naval Academy, an M.S.
                           Administration from George Washington University and an M.B.A from Harvard Business School. Serves as a director of Hyperion Solutions, Managed
                           Objects and ADERANT, and is Chairman of
                           Intellitactics. Former Chairman of the Information
                           Technology Association.

Patrick W. Gross (2).....  Chairman of The Lovell Group, a private business
Age 61                     and technology advisory and investment firm.
Director Since 2002        Founder and former principal executive officer of
                           American Management Systems, Inc., an international business and technology consulting and systems integrations firm. Holds a B.S. in Engineering
                           Science from Rensselear Polytechnic Institute, an
                           M.S. in Engineering from the University of Michigan and an M.B.A from Stanford University. Serves as a director of Capital One Financial Corporation, a public company, and several private companies.

Louis Hernandez, Jr.       Chairman of the Board of Open Solutions Inc., a
Age 38                     leading provider of enterprise-wide enabling
Director since May 3,      technologies for financial institutions throughout
2005                       North America, since March 2000, and Chief
                           Executive Officer of Open Solutions, Inc. since
                           November 1999. Holds a B.S. in Business
                           Administration (Accounting) and an M.B.A. in Business Administration, both from San Diego State
                           University, and is a Certified Public Accountant.

Kenneth P. Kopelman......  Partner of Kramer Levin Naftalis & Frankel LLP (3),
Age 53                     a law firm in New York City. Attended Cornell
Director since 1997        University (A.B.) and the London School of
                           Economics and received his J.D. from Columbia
                           University School of Law. Serves as a director of Liz Claiborne, Inc.

Robert H. Levitan........  New media and technology entrepreneur. Co-founder
Age 44                     and CEO of Pando Networks, Inc., a company that is
Director since 2000        developing an Internet distribution platform to
                           facilitate the sharing of digital media. Previously an executive coach and marketing consultant to AT&T
                           Wireless Services, Inc., a wireless carrier. During
                           2002, a consultant to Pearson PLC. Co-founder and Chief Executive Officer of Flooz.com, Inc. from
                           1999 to 2001(4). Co-founder of iVillage.com, Inc.
                           Holds a B.A. in history and public policy studies from Duke University. Serves as a director of New
                           York Cares.

Arthur J. Marks..........  General Partner of Valhalla Partners, a venture
Age 60                     capital firm, and Chairman Emeritus of the
Director since 2002        Mid-Atlantic Venture Association, a trade group for
                           venture funds. General Partner with New Enterprise
                           Associates, from 1984 to 2001. Formerly with
                           General Electric from 1975 to 1984 and
                           Baxter-Travenol Laboratories from 1971 to 1975.
                           Holds a B.S. in industrial engineering from the University of Michigan and an M.B.A from Harvard
                           Business School.

(1) Peregrine Systems, Inc. filed for bankruptcy protection in September 2002 and emerged in August 2003.
(2)  Mr. Patrick Gross is not related to Mr. Mitchell Gross.
(3) Kramer Levin has served as legal counsel to Mobius since the Company's founding in 1981. For a further discussion of our relationship with Kramer Levin, see Item 13, "Certain Relationships and Related Transactions - Relationship with Kramer Levin Naftalis & Frankel LLP" below.
(4)  Flooz.com, Inc. filed for bankruptcy liquidation in August 2001.

INFORMATION CONCERNING EXECUTIVE OFFICERS

      Set forth below are the names, ages, positions and certain other information concerning our current Executive Officers. Information regarding Mitchell Gross is provided above. Executive officers shall hold office until their successors have been duly elected and qualified or until their earlier resignation or removal.

Name                   Position
----                   --------

Mitchell Gross         Chairman of the Board, Chief Executive Officer and
Age 55                 President.

Mauricio Barberi       Senior Vice President, Marketing, since he joined Mobius
Age 37                 in February 2005. Formerly served as Vice President,
                       Marketing and Product Management at C3i, Inc., a provider of information technology and outsourcing services to the life sciences industry, from August 2001 through February
                       2005, and Vice President, Strategic and Product Marketing at Notara, Inc., a provider of Web-based marketing process management software, from December 1999 through July 2001. Holds a B.S. in Mechanical Engineering from
                       Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

David Barton           Senior Vice President, Worldwide Sales, since he joined
Age 48                 Mobius in June 2005. Formerly Vice President, Financial
                       Services Global Accounts at Storage Technology
                       Corporation ("StorageTek"), a storage and management of critical business information, from February 2005 through June 2005, and Vice President & General Manager -
                       Worldwide Professional Services at Computer Network
                       Technology Corporation ("CNT"), a storage networking solutions company, from July 2003 through January 2005.
                       Also served in various other positions with CNT from December 1999, when he joined as Director of Northeast
                       Area Sales, and became Vice President of Northeast Field
                       Operations in May 2001 and Vice President of North
                       America Sales in March 2002. Holds a B.S. in Biology from
                       Middlebury College.

Michael J. Festa       Vice President, Sales (The Americas) since 2000. Joined
Age 45                 Mobius in 1991 and served as Area Director from 1998-2000
                       and Regional Manager from 1996-1997. Holds a B.B.A. in management from Iona College.

David J. Gordon        Vice President, Finance and Treasurer since 2001. Interim
Age 49                 Chief Financial Officer from June 2000 until January
                       2002. Joined Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999.
                       Holds a B.A. in Accounting from Queens College N.Y.

Karry D. Kleeman (1)   Vice President, Sales (Europe, Middle East and Africa)
Age 43                 since 2003. Vice President, World Sales from 1999 until

                       2002. Joined Mobius in 1990 and served as Vice President, Sales (North and South America) from 1997-1999, National Sales Manager from 1995 to 1997 and Regional Manager from 1992 to 1995. Holds a B.A. in marketing from Elmhurst College.

Raymond F. Kunzmann    Senior Vice President, Finance and Chief Financial
Age 48                 Officer since he joined Mobius in December 2003. Formerly
                       served as Vice President, Finance and CFO of LeCroy
                       Corporation, a manufacturer of oscilloscopes, from February 2000 through February 2003, and Vice President,
                       Finance and CFO of Axsys Technologies, Inc., a manufacturer of motion control products, from May 1994 through February 2000. Holds a B.S. in Accounting from
                       Fordham University and an M.B.A. in Finance from Iona
                       College and is a Certified Public Accountant.

Robert H. Lawrence     Vice President, Product Engineering since 1992. Joined
Age 53                 Mobius in 1985. Holds a B.S. in physics from the
                       University of Massachusetts.

Dennis Levesque        Vice President, Product Development since February 2005.
Age 55                 Vice President, Customer Satisfaction, from 1999 through
                       2005. Joined Mobius in September 1998. Holds a B.S. and an M.S. in Mathematics from Western Connecticut State
                       University.

(1) Commenced six-month sabbatical on July 1, 2002 and returned on January 6, 2003.

      There are no family relationships between any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish us with copies of all
Section 16(a) forms they file. Based solely upon our review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, we believe that during the fiscal year ended June 30, 2005, there was compliance with all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders, except due to administrative oversight, Mr. Albracht did not timely report on Form 4 the sale of 1,250 shares of Mobius common stock during March 2005, made pursuant to a Rule 10b5-1 trading plan adopted by Mr. Albracht on December 14, 2004.

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct ("Code") that applies to our officers, directors and employees. The purpose of the Code is to promote a culture of honesty, integrity and respect for the law and the people who work at Mobius. A copy of the Code is available free of charge on our web site at www.mobius.com, by clicking on Investor Relations, then Code of Ethics and Business Conduct. We intend to timely disclose any amendments to or waivers of certain provisions of the Code applicable to our principal executive officer, principal financial officer, principal accounting officer and controller on our web site at www.mobius.com.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned by our Chief Executive Officer and the five other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE


                                                       Annual Compensation(1)
                                      ---------------------------------------------------------
                                                                                Other Annual
                                                                                Compensation
                                                                                ------------    All Other
Name and Principal Position           Year          Salary         Bonus            (2)        Compensation
---------------------------           ----          ------         -----        ------------   ------------

Mitchell Gross                        2005         $200,000            --              --        $67,658(3)
Chairman of the Board,                2004          200,000       $75,000              --         54,854(3)
  Chief Executive                     2003          200,000       189,000              --         70,459(3)
  Officer and President

Karry D. Kleeman                      2005          135,000        43,200        $101,601        295,692(4)
Vice President, Sales                 2004          125,000            --         288,109        341,977(4)
  (Europe, Middle East                2003          270,305            --         146,926                --
  and Africa)

Raymond F. Kunzmann (5)               2005          212,500        72,750              --                --
Senior Vice President,                2004           94,792        81,250              --                --
  Finance and Chief                   2003               --            --              --                --
   Financial Officer

Robert J. Lawrence                    2005          230,335        12,562              --        272,389(6)
Vice President, Product               2004          224,488        39,413              --         20,914(6)
  Engineering                         2003          221,245        78,755              --                --

Dennis Levesque                       2005          210,833        45,555              --                --
Vice President, Product               2004          184,854        23,948              --                --
  Development                         2003          176,068        22,643              --                --

Joseph G. Tinnerello (7)              2005          200,000        26,400         152,167                --
Senior Vice President,                2004          200,000        12,500         384,535            641(7)
  Sales and Marketing                 2003          150,000       162,000         198,000                --

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)  Consists of sales commissions and non-recoverable draws.
(3)  Includes premiums on insurance (2005- $37,860; 2004- $27,894; 2003-
     $28,028), car payments (2005- $10,508; 2004- $8,839; 2003- $8,501), tax preparation fees (2005- $9,763; 2004- $8,423; 2003- $27,294) and miscellaneous (2005- $9,527; 2004- $9,698; 2003- $6,636) added to compensation. These amounts have been grossed up to include taxes.
(4) For fiscal 2005, represents expatriate allowances. For fiscal 2004, includes $271,707 of expatriate allowances and $70,270 of disqualifying dispositions on the exercise of stock options. The value of the expatriate allowances has been grossed up to include taxes.
(5)  Mr. Kunzmann was employed by Mobius effective December 16, 2003.
(6)  Includes disqualifying dispositions on the exercise of stock options.
(7) Mr. Tinnerello stepped down from his position as Senior Vice President of Sales and Marketing effective January 14, 2005 due to health reasons. If Mr. Tinnerello had been an executive officer as of June 30, 2005, he would have been required to be included in this disclosure. For fiscal 2004, all other compensation includes car payments. The value of the payments has been grossed up to include taxes.

STOCK OPTIONS

      None of the Named Officers received stock option grants under our 1996 Stock Incentive Plan during fiscal year 2005.

OPTION EXERCISES AND HOLDINGS

      The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2005 and the unexercised options held by them as of the end of such year.


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES

                            Shares                     Number of Securities          Value of Unexercised
                          Acquired on     Value       Underlying Unexercised         in-the Money Options
                           Exercise      Realized      Options at Fiscal                  at Fiscal
      Name                    (#)          ($)              Year-End                    Year-End ($)(1)
      ----                 ----------    --------   ---------------------------   ----------------------------
                                                    Exercisable   Unexercisable   Exercisable    Unexercisable
                                                    -----------   -------------   -----------    -------------

Mitchell Gross                 --        $   --            --              --     $        --      $     --
Karry Kleeman                  --            --       336,000              --       1,112,500            --
Raymond F. Kunzmann            --            --        51,000         119,000              --            --
Robert J. Lawrence             --            --       129,000              --         690,150            --
Dennis Levesque                --            --        51,000          34,000          66,135        61,765
Joseph G. Tinnerello           --            --       325,000              --         200,000            --

(1) Based on the closing sales price on the Nasdaq National Market of the Company's common stock on June 30, 2005 of $6.60.

DIRECTOR COMPENSATION

      Non-employee directors are each paid a $15,000 annual retainer fee for serving on the Board, payable quarterly, and Audit Committee members receive an additional annual fee of $2,500. The fee for each Board meeting attended is $2,000 and the fee for each telephonic Board meeting attended is $500. The fee for each Committee meeting attended is $500, except that no fees are payable for Committee meetings held proximate to Board meetings. Board meeting fees are payable promptly after each meeting. Mr. Kopelman's fees are net of the amounts paid to Kramer Levin for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

      Our non-employee directors receive an initial grant of 20,000 options, upon such non-employee director's first election to the Board, of which 10,000 options are granted under the Non-Employee Directors' 1998 Stock Option Plan and 10,000 options are granted under the 1996 Stock Incentive Plan. In addition, non-employee directors receive an annual grant of 10,000 options under the Non-Employee Directors' 1998 Stock Option Plan, made at each annual meeting to those directors having at least nine months of Board service on the grant date. All such options have an exercise price equal to the fair market value of the underlying Mobius shares on the date of grant.

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

      Audit Committee. The Audit Committee is responsible for accounting and internal control matters. Subject to stockholder approval, the Audit Committee chooses the independent public accountants to audit Mobius's financial statements and reviews the scope, results and costs of the audit with such accountants. The Audit Committee also reviews our financial statements and accounting and control practices. The Audit Committee consists of Messrs. Greenfield (Chair), P. Gross, Hernandez and Levitan, all of whom have been determined by the Board of Directors to be independent (as defined in Rule 4200(a)(15) of the Nasdaq listing standards) and under SEC Rule 10A-3. Mr. Patrick Gross is not related to Mr. Mitchell Gross. The Board of Directors has also determined that each of Messrs. Greenfield, P. Gross, Hernandez and Levitan qualify as audit committee financial experts within the meaning of the SEC rules. The Audit Committee held seven meetings during fiscal 2005, and each member of the Audit Committee attended all of the meetings of the Audit Committee. In addition, Mr. Hernandez, who became a member of the Audit Committee upon his election to the Company's Board on May 3, 2005, attended all of the meetings of the Audit Committee subsequent to his joining the Audit Committee. The Audit Committee also serves as our Qualified Legal Compliance Committee ("QLCC"). The QLCC is responsible for investigating reports, made by attorneys appearing and practicing before the SEC in the representation of the Company, of perceived material violations of law, breaches of fiduciary duty or similar violations by the Company or any of its agents.

      Compensation Committee. The Compensation Committee oversees compensation for our executives, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering our 1996 Stock Incentive Plan, 1998 Employee Stock Purchase Plan and 1998 Executive Incentive Plan. The Compensation Committee consists of Messrs. Levitan (Chair), Albracht and Marks, all of whom are independent in accordance with the Nasdaq listing standards. The Compensation Committee held six meetings during fiscal 2005. Messrs. Levitan and Albracht attended all of the meetings of the Compensation Committee, and Mr. Marks attended five of the six meetings of the Compensation Committee.

      Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees and advises the Board of Directors with respect to corporate governance matters and assists the Board of Directors in identifying and recommending qualified Board candidates. The Committee also makes recommendations to the Board of Directors with respect to the assignments to committees of the Board and oversees the evaluation of the Board and its committees. The Corporate Governance and Nominating Committee consists of Messrs. P. Gross (Chair), Albracht and Marks, all of whom are independent in accordance with the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. The Corporate Governance and Nominating Committee held two meetings during fiscal 2005, and each member of the Corporate Governance and Nominating Committee attended all of the meetings of the Corporate Governance and Nominating Committee.

      Our stockholders may recommend individuals to the Corporate Governance and Nominating Committee for consideration as potential director candidates by submitting their names and appropriate background and biographical information to Mobius Management Systems, Inc., 120 Old Post Road, Rye, NY 10580, c/o Secretary. Assuming that the appropriate information has been timely provided in accordance with our Amended and Restated By-Laws, the Corporate Governance and Nominating Committee will consider these candidates substantially in the same manner as it considers other Board candidates it identifies.

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

COMPENSATION COMMITTEE REPORT

      Overview

      The Compensation Committee:

          o reviews and approves the compensation of the Chief Executive Officer and the other executive officers;

          o participates in recommendations to the full Board and senior management with respect to Mobius's stock compensation programs; and

          o    administers Mobius's stock compensation programs.

      Base Salary

      We determine the base salary of the executive officers, including the Chief Executive Officer, based on their knowledge, skills and level of responsibility, as well as the economic and business conditions affecting Mobius. Other factors we consider are:

          o competitive positioning (comparing Mobius's salary structure with salaries paid by other companies);

          o    Mobius's own business performance; and

          o    general economic factors.

      Incentive Compensation

      We award the executive officers, including the Chief Executive Officer, incentive compensation in the form of annual cash bonuses and/or sales commissions. We award incentive compensation to provide an incentive and reward for short-term financial success and long-term Company growth. Incentive compensation was awarded to the extent that an executive officer achieved pre-determined individual objectives and/or the Company met financial objectives set by the Compensation Committee. In addition, the Chief Executive Officer's judgment of other executive officers' performance was a factor used by the Compensation Committee in determining whether those individual objectives were satisfied.

      Stock Options

      We have historically used stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. The stock options are priced at the market price of Mobius's common stock on the date of grant. The options are therefore linked to future performance of our stock because the options do not become valuable to the holder unless the price of our stock increases above the price on the date of grant. The number of stock options granted to an executive as a form of non-cash compensation is determined by the following factors:

          o    number of stock options previously granted to an executive;

          o    the executive's remaining options exercisable;

          o the value of those remaining stock options, as compared to the anticipated value that an executive will add to Mobius in the future; and

          o    the executive's personal performance in recent periods.

      The Company will be required to adopt the provisions of the Financial Accounting Standards Board's Statement No. 123(R), "Share-Based Payment," in the first quarter of its 2006 fiscal year, which begins July 1, 2005. The adoption of FAS No. 123(R) will result in higher compensation costs to the Company relating to option grants. As a result, we are exploring other forms of long-term incentive compensation, and will be making recommendations to the Board of Directors in early fiscal 2006.

      Compensation of the Chief Executive Officer

      Mr. Mitchell Gross is one of the founders of Mobius. He beneficially owns approximately 5,549,500 shares of common stock constituting approximately 29.9% of the total amount outstanding. Accordingly, his interest is aligned with the interest of the stockholders. Due to the significance of Mr. Gross's existing stock ownership, Mobius has not incorporated long-term stock incentives, such as restricted stock or stock options, into Mr. Gross's compensation package, which consists primarily of salary and bonus. Based on the factors enumerated above under the sections entitled "Base Salary" and "Incentive Compensation," we agreed to continue to pay Mr. Gross's $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and to allow Mr. Gross to participate in a bonus plan that awards success in achieving annual revenue and net income goals set by us. No such bonus was earned by Mr. Gross in fiscal 2005.

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


                                                Robert H. Levitan (Chair)
                                                Joseph J. Albracht
                                                Arthur J. Marks

STOCK PERFORMANCE CHART

      The following chart depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on June 30, 2000 in each of the common stock of Mobius, the Goldman Sachs Technology Composite Index (a published industry index), and the Nasdaq Composite (a broad market index). We paid no dividends during the periods shown.

                           June        June        June        June     June
                          30,2001     29,2002     28,2003     30,2004    30,2005
                          -------     -------     -------     -------    -------

Mobius                    $72.37      $71.27     $165.79      $133.33    $144.74
Goldman Sachs
Technology Composite
Index                      48.81       28.28       30.39        38.62      36.40
Nasdaq Composite           54.48       36.89       40.92        51.63      51.86

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the number of shares of our common stock of each Named Officer, each non-employee director and certain stockholders known by us to be the beneficial owner of more than 5% of the outstanding common stock, owned as of August 18, 2005.

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      --------------------                                --------   ----------

      Mitchell Gross (2)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ...........................    5,549,500      29.9%

      Joseph J. Albracht (3)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................    3,882,250      20.9%

      Kennedy Capital Management, Inc. (4)
      10829 Olive Blvd.
      St. Louis, Missouri 63141 ....................     1,143,468      6.2%

      Disciplined Growth Investors, Inc (5)
      100 South Fifth Street, Suite 2100
      Minneapolis, Minnesota 55402 .................     1,126,325      6.1%

      Karry D. Kleeman (6)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................     337,000       1.8%

      Joseph G. Tinnerello (7)
      c/o Mobius Management Systems, Inc.
      200 South Wacker Drive
      Chicago, Illinois 60606........................     333,600       1.8%

      Robert J. Lawrence (8)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 ................................      160,151         *

      Arthur J. Marks (9)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      82,224         *

      Kenneth P. Kopelman (10)
      c/o Kramer, Levin, Naftalis & Frankel LLP
      1177 Avenue of the Americas
      New York, New York 10036.......................      73,850         *

      Gary G. Greenfield (11)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      70,481         *

      Raymond F. Kunzmann (12)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 ................................       59,500         *

      Name and Address of  Named Executive
      Officers, Certain Stockholders and                  Shares     Percent of
      Directors / Nominees                                Owned(1)      Class
      --------------------                                --------   ----------

      Dennis Levesque (13)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, NY 10580 ................................       55,000         *

      Robert H. Levitan (14)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      50,000         *

      Patrick W. Gross (14)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580............................      50,000         *

      Louis Hernandez, Jr (15)
      c/o Mobius Management Systems, Inc.
      120 Old Post Road
      Rye, New York 10580 ..........................       20,000         *

      All Executive Officers and Directors
      As a group (17 persons) .......................    10,907,207     54.6%

  ___________________
* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days ("Currently Exercisable Options") are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2) Includes 3,732,259 shares of common stock held by HARMIT, LP, of which Mitchell Gross is the General Partner.
(3)  Includes 50,000 shares issuable pursuant to Currently Exercisable Options.
(4)  Information provided in Schedule 13G filed on February 15, 2005.
(5)  Information provided in Schedule 13G filed on August 3, 2005.
(6)  Includes 336,000 shares issuable pursuant to Currently Exercisable Options.
(7)  Includes 325,000 shares issuable pursuant to Currently Exercisable Options.
(8)  Includes 129,000 shares issuable pursuant to Currently Exercisable Options.
(9) Includes 11,484 shares of common stock held in trust for Mr. Marks' children. Mr. Marks disclaims beneficial ownership of such shares. Also includes 50,000 shares issuable pursuant to Currently Exercisable Options.
(10) Includes 1,500 shares of common stock held in trust by Mr. Kopelman's wife, as trustee, for Mr. Kopelman's three minor children. Mr. Kopelman disclaims beneficial ownership of such shares. Also includes 2,350 shares of common stock held jointly by Mr. Kopelman and his wife, as well as 70,000 shares issuable pursuant to Currently Exercisable Options.
(11) Includes 70,000 shares issuable pursuant to Currently Exercisable Options.
(12) Includes 59,500 shares issuable pursuant to Currently Exercisable Options.
(13) Includes 55,000 shares issuable pursuant to Currently Exercisable Options.
(14) Includes 50,000 shares issuable pursuant to Currently Exercisable Options.
(15) Includes 20,000 shares issuable pursuant to Currently Exercisable Options.

Equity Compensation Plan Information

      The following table provides information as of June 30, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.


                                 (a)                     (b)                        (c)
                              Number of                                     Number of securities
                          securities to be                                remaining available for
                             issued upon           Weighted-average        future issuance under
                             exercise of          exercise price of         equity compensation
                             outstanding             outstanding              plans (excluding
                          options, warrants       options, warrants       securities reflected in
   Plan category             and rights               and rights                column (a))
   -------------          -----------------       -----------------       -----------------------

Equity compensation
plans approved by
security holders (1)           3,900,648                 $5.07                    1,005,154

Equity compensation
plans not approved
by security holders                    -                     -                            -
                               ---------                 -----                    ---------
Total                          3,900,648                 $5.07                    1,005,154
                               =========                 =====                    =========

(1) Consists of the 1996 Stock Incentive Plan and the Non-Employee Directors' 1998 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Relationship With Kramer Levin Naftalis & Frankel LLP

      Since 1981, we have engaged, and plan to continue to engage, the law firm of Kramer Levin Naftalis & Frankel LLP to provide us with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin. Fees paid to Kramer Levin during fiscal 2005 were approximately $675,000. We believe that fees charged by Kramer Levin are at rates and on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The total fees and related expenses for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years ended June 30, 2004 and 2005 are presented in the table below.

                                                         Year Ended June 30,
                                                     ---------------------------
                                                       2004               2005
                                                     --------           --------

Audit Fees                                           $170,434           $748,704
Audit-Related Fees                                    140,034             32,618
Tax Fees                                              139,245            156,515
All Other Fees                                           --                 --
                                                     --------           --------
Total                                                $449,713           $937,837
                                                     ========           ========

      Audit Fees consist of fees billed for the audit of our consolidated financial statement, reviews of the Company's annual report on Form 10-K and quarterly reports on Form 10-Q and reviews of various Securities and Exchange Commission ("SEC") and other regulatory filings. Additionally, for the fiscal year ended June 30, 2005, audit fees include fees related to the audit of management's assessment of and the effectiveness of our internal control over financial reporting.

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

PRE-APPROVAL POLICY

      The services performed by the independent registered public accounting firm in fiscal 2005 were pre-approved by the Audit Committee on October 25, 2004, in accordance with the pre-approval policy and procedures adopted by the Audit Committee on October 20, 2003. This policy describes the permitted audit, audit-related and tax services (collectively, the "Disclosure Categories") that the independent auditor may perform up to a pre-determined dollar limit per project. The policy requires that prior to the beginning of each fiscal year, a description of the material services (the "Service List") expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2004 and 2005
Consolidated Statements of Operations for the Years Ended June 30, 2003, 2004 and 2005
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2004 and 2005
Notes to Consolidated Financial Statements


(a)(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

(a)(3) Index of Exhibits

      The list of exhibits required by this Item 15(a)(3) is set forth in the section entitled "Exhibits."

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Board of Directors and Stockholders of
Mobius Management Systems, Inc.

We have completed an integrated audit of Mobius Management Systems Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Stamford, Connecticut
September 9, 2005


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data and per share data)

                                                                           June 30,
                                                                   ----------------------------
                                                                     2004             2005
                                                                   --------         --------
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 33,592         $ 33,726
     Accounts receivable, net of allowance for doubtful
       accounts of $674 and $595, respectively                       11,874           10,519
     Software license installments, current portion                  14,172           12,926
     Other current assets                                             2,348            2,310
                                                                   --------         --------
          Total current assets                                       61,986           59,481
                                                                   --------         --------
Software license installments, non-current portion,
  net of allowance for doubtful accounts of $420 and
  $161, respectively                                                 22,358           17,991
Property and equipment, net                                           4,257            3,663
Deferred income taxes                                                 2,514            5,996
Other assets                                                          4,461            3,963
                                                                   --------         --------

          Total assets                                             $ 95,576         $ 91,094
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                         $ 18,039         $ 14,363
     Deferred revenue                                                21,973           23,344
     Deferred income taxes                                            5,482            5,229
                                                                   --------         --------
           Total current liabilities                                 45,494           42,936

Deferred revenue                                                      4,704            3,091
Deferred income taxes                                                   239              779
Other non-current liabilities                                          --                721
                                                                   --------         --------
           Total liabilities                                         50,437           47,527
                                                                   --------         --------
Stockholders' equity:
     Common stock $.0001 par value; authorized
       40,000,000 shares; issued 23,633,381 and
       23,884,999 shares, respectively; outstanding
       18,279,158 and 18,530,776 shares, respectively                     2                2
     Additional paid-in capital                                      54,301           55,753
     Retained earnings                                                6,268            3,573
     Accumulated other comprehensive income                             550              221
     Treasury stock, at cost, 5,354,223 shares                      (15,982)         (15,982)
                                                                   --------         --------

     Total stockholders' equity                                      45,139           43,567
                                                                   --------         --------

Total liabilities and stockholders' equity                         $ 95,576         $ 91,094
                                                                   ========         ========


          See accompanying notes to consolidated financial statements.


                              MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)

                                                                     Years Ended June 30,
                                                           -----------------------------------------
                                                             2003             2004            2005
                                                           --------         --------        --------

Revenues:
   Software license                                        $ 38,353         $ 42,858        $ 30,883
   Maintenance                                               38,448           40,151          41,416
   Professional service and other                             5,855            5,079           5,374
                                                           --------         --------        --------
       Total revenues                                        82,656           88,088          77,673
                                                           --------         --------        --------

Cost of revenues:
   Software license                                           1,146            1,115           1,773
   Maintenance                                                6,631            7,048           8,094
   Professional service and other                             5,934            5,506           4,782
                                                           --------         --------        --------
      Total cost of revenues                                 13,711           13,669          14,649
                                                           --------         --------        --------

Gross profit                                                 68,945           74,419          63,024
                                                           --------         --------        --------

Operating expenses:
   Sales and marketing                                       34,776           35,090          36,402
   Research and development                                  18,025           20,797          22,722
   General and administrative                                10,838           11,397          12,000
   Acquired in-process research and development                 910              956            --
   Facilities restructuring                                     194             --              --
                                                           --------         --------        --------
      Total operating expenses                               64,743           68,240          71,124
                                                           --------         --------        --------

Income (loss) from operations                                 4,202            6,179          (8,100)

Interest income, net                                          1,514            1,840           2,264
Other income (expense)                                          220              (90)            104
                                                           --------         --------        --------
Income (loss) before income taxes                             5,936            7,929          (5,732)

Provision for (benefit from) income taxes                     1,860            3,127          (3,037)
                                                           --------         --------        --------
Net income (loss)                                          $  4,076         $  4,802        $ (2,695)
                                                           ========         ========        ========

Basic earnings (loss) per share                            $   0.23         $   0.27        $  (0.15)
Basic weighted average shares outstanding                    17,363           17,964          18,409
Diluted earnings (loss) per share                          $   0.23         $   0.24        $  (0.15)
Diluted weighted average shares outstanding                  18,089           19,937          18,409


          See accompanying notes to consolidated financial statements.


                                                          MOBIUS MANAGEMENT SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                 (in thousands)

                                                                                      Accumulated
                                                                                         Other
                                 Common Stock       Additional                       Comprehensive Treasury Stock       Total
                               -----------------     Paid-in   Retained    Deferred     Income     ---------------- Stockholders'
                               Shares     Amount     Capital   Earnings  Compensation   (Loss)     Shares    Amount    Equity
                               -----------------    --------   --------  ------------  -------     ----------------    --------

Balance at June 30, 2002       17,214    $      2   $ 49,827   $ (2,610)   $    (43)   $    (74)    5,354   $(15,982)  $ 31,120
Net income                       --            --         --      4,076          --          --        --         --      4,076
Change in other comprehensive
  income, net of tax             --            --         --         --          --          292       --         --        292
                                                                                                                       --------
   Comprehensive income                                                                                                   4,368
Stock options exercised,
  including tax benefit           152          --        491         --          --          --        --         --        491
Stock purchase plan,
  including tax benefit           160          --        335         --          --          --        --         --        335
Change in deferred
  compensation                     --          --         --         --          43          --        --         --         43
                             --------------------------------------------------------------------------------------------------
Balance at June 30, 2003       17,526           2     50,653      1,466          --          218    5,354    (15,982)    36,357
Net income                         --          --         --      4,802          --          --        --         --      4,802
Change in other comprehensive
  income, net of tax               --          --         --         --          --          332       --         --        332
                                                                                                                       --------
   Comprehensive income                                                                                                   5,134
Stock options exercised,
  including tax benefit           602          --      3,219         --          --          --        --         --      3,219
Stock purchase plan,
  including tax benefit           151          --        429         --          --          --        --         --        429
                             --------------------------------------------------------------------------------------------------
Balance at June 30, 2004       18,279           2     54,301      6,268          --          550    5,354    (15,982)    45,139
Net loss                           --          --         --     (2,695)         --          --        --         --     (2,695)
Change in other comprehensive
  income (loss), net of tax        --          --         --         --          --         (329)      --         --       (329)
                                                                                                                       --------
   Comprehensive loss                                                                                                    (3,024)
Stock options exercised,
  including tax benefit           203          --        893         --          --          --        --         --        893
Stock purchase plan,
  including tax benefit            49          --        309         --          --          --        --         --        309
Stock option accelerated
  vesting                          --          --        250         --          --          --        --         --        250
                             --------------------------------------------------------------------------------------------------
Balance at June 30, 2005       18,531    $      2   $ 55,753   $  3,573      $   --      $   221    5,354   $(15,982)  $ 43,567
                             ==================================================================================================

          See accompanying notes to consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended June 30,
                                                                       2003            2004           2005
                                                                     --------        --------       --------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                    $  4,076        $  4,802       $ (2,695)
                                                                     --------        --------       --------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Deferred income taxes                                                1,726           2,025         (2,758)
   Depreciation and amortization                                        2,966           1,904          2,135
   Other                                                                  322            --              250
Change in operating assets and liabilities:
   Accounts receivable, net                                             5,408          (1,323)         1,355
   Software license installments                                      (13,123)        (13,078)         5,613
   Other assets                                                        (2,290)         (1,465)           (93)
   Accounts payable and accrued expenses                               (1,566)          2,313         (3,676)
   Deferred revenue                                                     6,278            (189)          (242)
   Other non-current liabilities (deferred commissions)                  --              --              721
                                                                     --------        --------       --------
     Total adjustments                                                   (279)         (9,813)         3,305
                                                                     --------        --------       --------
     Net cash provided by (used in) operating activities                3,797          (5,011)           610
                                                                     --------        --------       --------
Cash flows provided by (used in) investing activities:
   Sale of marketable securities                                        2,536            --             --
   Capital expenditures                                                (1,180)         (1,314)          (898)
                                                                     --------        --------       --------
     Net cash provided by (used in) investing activities                1,356          (1,314)          (898)
                                                                     --------        --------       --------
Cash flows provided by financing activities:
   Cash received from exercise of stock options                           341           1,998            483
   Cash received from employee stock purchase plan                        331             291            282
                                                                     --------        --------       --------
     Net cash provided by financing activities                            672           2,289            765
                                                                     --------        --------       --------
Effect of exchange rate changes on
   cash and cash equivalents                                              391             313           (343)
                                                                     --------        --------       --------
Net change in cash and cash equivalents                                 6,216          (3,723)           134
Cash and cash equivalents at beginning of year                         31,099          37,315         33,592
                                                                     --------        --------       --------
Cash and cash equivalents at end of year                             $ 37,315        $ 33,592       $ 33,726
                                                                     ========        ========       ========
Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest paid                                                  $     18        $      9       $     37
      Income taxes, net of refunds                                        250             215            482


          See accompanying notes to consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization

      Mobius Management Systems, Inc., together with its consolidated subsidiaries (the "Company"), is a leading provider of integrated solutions for total content management. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Netherlands, Switzerland, Australia and Japan.

(2)  Significant Accounting Policies

      Principles of Consolidation

      The Company and its subsidiaries are consolidated for financial statement purposes. All significant intercompany accounts and transactions are eliminated.

      Revenue Recognition

      The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance revenues from renewable support and software enhancements and professional service revenues from performing consulting activities for license customers. Software license contracts generally have terms of three, five or 15 years.

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. Historically, Mobius's contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, whereby the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when the Company entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determined the portion of the contract price attributable to maintenance (which did not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius's pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence materialized or until all elements were delivered. Beginning in the third quarter of fiscal 2004, the vast majority of the Company's software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Maintenance revenue is recognized ratably over the maintenance period.

      The Company offers installment contracts to its customers, which provide for periodic payments generally over three to five years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity; therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. The Company entered into an arrangement during its fiscal first quarter of 2005 that provides it with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

      Software Development Costs

      Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires that certain software development costs be capitalized once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of Mobius's software has historically been short. Accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

      Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from two to fifteen years. Assets acquired under capital leases are depreciated on a straight-line basis over the lesser of the lease terms or the assets' estimated lives. Repairs and maintenance are expensed as incurred.

      Goodwill and Other Intangible Assets

      The Company has recorded intangible assets representing completed technology and customer relationships. These assets resulted from acquisitions of the Contenuity Software and certain other assets of Cytura Corp. (see Note 18, Cytura Assets Acquisition) and of the technology and certain other assets of eManage Inc. (see Note 19, eManage Asset Acquisition). Completed technology is stated at cost and is amortized on a straight-line basis over the products' estimated useful lives, which ranges from 3 years to 3.75 years. Customer relationships are being amortized on a straight-line basis over their useful life of 3 years. The portion of a purchase which pertains to in-process research and development is expensed in the period of acquisition.

      Goodwill is recorded as the excess of the purchase price over the fair value of assets acquired. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives are not amortized. Rather these assets are tested for impairment annually and when events and circumstances indicate that their fair value may have been reduced below carrying value. The Company performed its annual goodwill impairment test as of June 30, 2004 and 2005. Goodwill was not considered impaired as of either date.

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

      Foreign Currency Translation

      Balance sheet accounts of the Company's international subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses are translated into U.S. dollars each month at average exchange rates. Gains or losses that result from translation are shown as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss.

      Cash Equivalents

      The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2004 and 2005, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

      Marketable Securities

      Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses for the years ended June 30, 2004 and 2005 were insignificant. Realized gains for the year ended June 30, 2003 were $113,000. As of June 30, 2004 and 2005, the unamortized investment premium and unrealized holding gains and losses were also insignificant.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of substantially all of the trade accounts receivables and software license installments. The Company sells its products to a large number of customers in diversified industries across many domestic and international geographies. As of June 30, 2005, one customer has a software license installment payable to the Company equal to 13.5% of total software license installments. No other customer has a balance in excess of 4.4% of total software license installments.

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

      Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, marketable securities, accounts receivable, software license installments, non current investments, accounts payable, accrued expenses and deferred maintenance amounts approximate their carrying values.

      Earnings Per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 stipulates the calculation of Basic EPS and Diluted EPS for all historical periods. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. See Note 3, Earnings Per Share, for the EPS calculations for the fiscal years ended June 30, 2003, 2004 and 2005.

      Stock-Based Compensation

      The Company accounts for employee stock options and employee stock purchase grants under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). The Company applies the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123."

      SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The Company's Employee Stock Purchase Plan ("ESPP") meets the criteria of APB Opinion No. 25 as a non-compensatory plan. As such, no compensation expense is recognized for employee stock purchase grants.

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment (revised 2004)," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123(R) are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will be adopting the provisions of SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date ("modified prospective application"). Upon adoption, prior periods may be, but are not required to be, restated. SFAS No. 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS No. 123(R) the Company will be required to recognize compensation expense for the fair value of employee stock options and employee stock purchase grants over the applicable vesting period. The Company is currently evaluating option valuation methodologies, assumptions, method of adoption and other considerations in light of SFAS No. 123(R). The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial position or cash flows, but the Company anticipates that the adoption of SFAS No. 123(R) will negatively impact our results of operations for fiscal 2006. The issuance of new employee stock options, if any, would increase the negative impact of SFAS No. 123(R).

      On June 14, 2005, the Company's Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options, other than those options awarded to officers of the Company. The Board took this action with the belief that it is in the best interest of stockholders, as it will reduce the Company's reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, the Company recorded a pre-tax charge of $250,000 of compensation expense that represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercisable.

      The following table presents the effect on the Company's net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data). Included within the fiscal 2005 $3.4 million employee compensation expense below is approximately $1.5 million attributable to the acceleration of vesting of approximately 875,000 stock options discussed above.


                                                          Years Ended June 30,
                                                    --------------------------------
                                                      2003        2004        2005
                                                    -------     -------      -------

Net income (loss), as reported                      $ 4,076     $ 4,802      $(2,695)
Add: Stock-based compensation
expense included in reported net
income (loss), net of tax                                43           -          250
Less: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                  (1,334)     (1,389)      (3,360)
                                                    -------     -------     --------
Pro forma net income (loss)                         $ 2,785     $ 3,413     $ (5,805)
                                                    =======     =======     ========

Basic net income (loss) per share- as
  reported                                            $0.23       $0.27      $ (0.15)
Basic net income (loss) per share- pro forma          $0.16       $0.19      $ (0.32)
Diluted net  income (loss) per share- as
  reported                                            $0.23       $0.24      $ (0.15)
Diluted net income (loss) per share- pro
      forma                                           $0.15       $0.17      $ (0.32)

      Additional disclosures required under SFAS 123 are presented in Note 9, Stock Option Plans.

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

(3) Earnings Per Share

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                                   Years Ended June 30,
                                                                   --------------------
                                                    2003                                            2004
                             ----------------------------------------------     -------------------------------------------
                                Net Income         Shares        Per Share       Net Income         Shares       Per Share
                               (Numerator)     (Denominator)      Amount        (Numerator)     (Denominator)     Amount
                               -----------     -------------     ---------      -----------     -------------    ---------

Basic EPS:
Net income                        $4,076                                           $4,802
                                  ======                                           ======
Weighted average shares
 outstanding                                       17,363                                           17,964
Basic earnings per share                                           $0.23                                           $0.27
                                                                   =====                                           =====
Diluted EPS:
Net earnings                      $4,076                                           $4,802
                                  ======                                           ======
Dilutive effect of
 stock options                                       726                                             1,973
                                                  ------                                            ------
Weighted average shares
 outstanding                                      18,089                                            19,937
                                                  ======                                            ======
Diluted earnings per share                                         $0.23                                           $0.24
                                                                   =====                                           =====


                                                  Year Ended June 30, 2005
                                        ---------------------------------------------
                                         Net Loss           Shares          Per Share
                                        (Numerator)      (Denominator)       Amount
                                        -----------      -------------      ---------
Basic EPS:
Net loss                                  $(2,695)
                                          ========
Weighted average shares
 outstanding                                                18,409
Basic loss per share                                                          $(0.15)
                                                                              =======
Diluted EPS:
Net loss                                  $(2,695)
                                          ========
Dilutive effect of
 stock options                                                   -
                                                            ------
Weighted average shares
 outstanding                                                18,409
                                                            ======
Diluted loss per share                                                        $(0.15)
                                                                              =======

      Certain outstanding stock options for the years ended June 30, 2003 and 2004, representing an aggregate of 1,453,356 and 550,981 shares, respectively, and all outstanding stock options for the year ended June 30, 2005, representing an aggregate of 2,337,904 shares of common stock, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the years ended June 30, 2003 and 2004.

(4)  Software License Installments

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread ratably over the related term. Software license installments are discounted at a market rate of interest. During the years ended June 30, 2003, 2004 and 2005, the discount rates used for software license installments ranged between 3.1% and 7.4%, between 3.1% and 7.0% and between 5.5% and 7.6%, respectively. The discount is amortized to interest income using the interest method over the term of the financing. Using the interest method, interest income is periodically accrued so that as an installment becomes due the sum of the installment receivable and the interest receivable equals the amount of the payment required to be made by the customer. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During fiscal 2005, the Company sold approximately $2.7 million of installments receivable under this arrangement.

      The present values of software license installments to be received after June 30, 2005 are as follows (in thousands):

      Year Ended:

      June 30, 2006                                                  $14,511
      June 30, 2007                                                   11,583
      June 30, 2008                                                    5,850
      June 30, 2009                                                    2,558
                                                                     -------
      Total minimum payments to be received                           34,502
      Less imputed interest                                           (3,424)
      Less allowance for doubtful accounts                              (161)
                                                                     -------
      Present value of software license installments, net             30,917
      Less current portion, net                                      (12,926)
                                                                     -------
      Non-current portion, net                                       $17,991
                                                                     =======

(5)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                                          June 30,
                                                      Useful              --------
                                                       Life            2004      2005
                                                       ----           ------    -------

      Computer equipment                            2 - 5 years       $8,316    $ 8,711
      Furniture, fixtures and office equipment        5 years          1,506      1,438
      Leasehold improvements                        5 - 15 years       4,127      3,917
                                                                     -------    -------
                                                                      13,949     14,066
      Less accumulated depreciation and amortization                  (9,692)   (10,403)
                                                                     -------    -------
      Property and equipment, net                                    $ 4,257    $ 3,663
                                                                     =======    =======

      Depreciation and amortization expense on property and equipment, including capital leases, was $2,740,000, $1,600,000 and $1,509,000 for the years ended June 30, 2003, 2004 and 2005, respectively.

(6)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                                 June 30,
                                                                 --------
                                                              2004       2005
                                                             ------    -------

      Accounts payable                                       $3,044    $ 2,903
      Compensation and related benefits                       7,997      6,030
      Royalties payable                                         991        974
      Other                                                   6,007      4,456
                                                            -------    -------
                                                            $18,039    $14,363
                                                            =======    =======

(7)  Income Taxes

      Income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

                                                 Years Ended June 30,
                                                 --------------------
                                              2003        2004        2005
                                             ------     -------     -------

Domestic income (loss)                       $8,900     $ 7,651     $(6,395)
Foreign income (loss)                        (2,964)        278         663
                                             ------     -------     -------

                                             $5,936     $ 7,929     $(5,732)
                                             ======     =======     =======

      The components of the provision for (benefit from) income taxes for the years ended June 30, 2003, 2004 and 2005 are as follows (in thousands):


                                                   Years Ended June 30,
                ---------------------------------------------------------------------------------------------------
                              2003                             2004                               2005
                ---------------------------------------------------------------------------------------------------
                Current     Deferred    Total     Current    Deferred     Total      Current     Deferred     Total
                -------     --------   -------    -------    --------    -------     -------     --------    -------

Federal         $  (380)    $ 1,209    $   829    $    71    $ 1,901     $ 1,972     $  (614)    $(1,837)    $(2,451)
State                23         517        540         71        515         586          28        (371)       (343)
Foreign             491        --          491        835       (266)        569         322        (565)       (243)
                -------     -------    -------    -------    -------     -------     -------     -------     -------
                $   134     $ 1,726    $ 1,860    $   977    $ 2,150     $ 3,127     $  (264)    $(2,773)    $(3,037)
                =======     =======    =======    =======    =======     =======     =======     =======     =======

      The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 2003, 2004 and 2005 (in thousands):

                                                     Years Ended June 30,
                                                     --------------------
                                                 2003        2004        2005
                                               -------     -------     -------

Expected federal statutory corporate rate      $ 2,018     $ 2,696     $(1,949)
State income taxes, net                            356         387        (226)
Foreign taxes                                      491         666         168
Losses of international subsidiaries for
  which no benefit has been recognized             582          28          51
Research credit                                   (389)       (650)       (643)
Reversal of previously accrued taxes              (700)         --        (601)
Reduction in valuation allowance                  (271)         --         (35)
Other                                             (227)         --         198
                                               -------     -------     -------
Total income tax provision (benefit)           $ 1,860     $ 3,127     $(3,037)
                                               =======     =======     =======

Pre-tax income (loss)                          $ 5,936     $ 7,929     $(5,732)
                                               =======     =======     =======

Effective tax rate                                31.3%       39.4%       53.0%
                                               =======     =======     =======

      In March of 2003, the Internal Revenue Service (IRS) closed its examination of the Company's tax return for the year ended June 30, 2000. As a result of the completion of the audit, the Company reversed previously accrued taxes, reducing the tax provision for fiscal 2003 by $700,000. In March of 2005, due to the expiration of the statute of limitations on an earlier tax year, the Company reversed previously accrued income taxes, reducing the tax provision for fiscal 2005 by $601,000.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                 June 30,
                                                                 --------
                                                             2004        2005
                                                           --------    --------

Deferred tax assets:
  Accounts receivable related                              $    382    $    253
  Domestic net operating loss
    carryforwards attributable to operating activities        3,579       4,215
  Domestic net operating loss carryforwards
    attributable to employee stock options                    1,508       1,850
  Foreign net operating loss carryforwards                    6,414       6,680
  Depreciation and amortization                               1,326       1,385
  Tax credit carryforwards                                    2,831       3,474
  Capital loss carryforwards                                  1,033       1,033
  Other                                                         204          67
                                                           --------    --------
                                                             17,277      18,957
Valuation allowance                                          (7,258)     (6,974)
                                                           --------    --------
  Net deferred tax assets                                    10,019      11,983

Deferred tax liabilities:
  Software license installments                              12,901      11,186
  U. S. taxes on foreign income                                 264         779
  Other                                                          61          30
                                                           --------    --------
  Net deferred tax liability                               $  3,207    $     12
                                                           ========    ========

      The valuation allowance decreased by $284,000 for the year ended June 30, 2005, primarily due to a net reduction of the valuation allowance on the Company's foreign net operating loss carryforwards. The Company may further reduce the valuation allowance if it is concluded that it is more likely than not that additional deferred tax assets will be realized.

      As of June 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15.7 million which will begin to expire, if unused, in the year 2023. The Company also has $20.2 million in foreign net operating loss carryforwards as of June 30, 2005. The carryforward period of these losses varies by jurisdictions; some begin to expire in fiscal 2006 and others extend indefinitely.

      As of June 30, 2004 and 2005, the Company had capital loss carryforwards of approximately $2.7 million. These capital loss carryforwards will expire, if unused, in fiscal 2006 and 2007, respectively.

(8)  Preferred Stock

      The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2004 and 2005.

(9)  Stock Option Plans

      1996 Stock Incentive Plan

      In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The Plan authorizes grants of options to purchase up to 5,964,366 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant as determined by the Company's Board of Directors. Stock options generally vest as to 20% of the shares subject thereto on the first anniversary of the date of grant and the remainder vest ratably over the subsequent 16 quarters. On June 14, 2005, the Company's Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options, other than those options awarded to officers of the Company (see Footnote 2, "Significant Accounting Policies - Stock-Based Compensation").

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

                                      * * *

      Total stock option activity during the periods indicated was as follows:

                                                                      Weighted
                                                                       Average
                                                       Number of      Exercise
                                                        Shares          Price
                                                        ------        --------

Balance at June 30, 2002                              3,761,850         $4.30
    Granted                                             742,975          2.32
    Exercised                                          (152,225)         2.24
    Forfeited                                          (272,050)         3.87
    Expired                                                  --           --
                                                      ---------
Balance at June 30, 2003                              4,080,550          4.04
    Granted                                             842,700          7.75
    Exercised                                          (602,977)         3.31
    Forfeited                                          (231,200)         4.47
    Expired                                                  --           --
                                                      ---------
Balance at June 30, 2004                              4,089,073          4.89
    Granted                                             321,000          6.13
    Exercised                                          (203,112)         2.38
    Forfeited                                          (306,313)         5.58
    Expired                                                  --           --
                                                      ---------
Balance at June 30, 2005                              3,900,648         $5.07
                                                      =========


    The following table summarizes information about the stock option plans:

                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
---------------------------------------------------------   -------------------------
                      Number       Weighted      Weighted       Number      Weighted
                   Outstanding      Average      Average     Exercisable     Average
    Range of          as of       Contractual    Exercise       as of       Exercise
 Exercise Prices   June 30,2005      Life         Price     June 30, 2005     Price
 ---------------   ------------   -----------    --------   -------------   --------
  $1.25 - $1.25       392,798        1.35         $ 1.25        392,798      $ 1.25
  $1.81 - $2.41       579,573        5.39         $ 2.19        536,573      $ 2.19
  $2.48 - $2.89       436,608        5.60         $ 2.76        423,108      $ 2.77
  $2.91 - $3.75       400,044        5.26         $ 3.08        394,044      $ 3.08
  $3.88 - $5.80       399,425        3.46         $ 4.65        399,425      $ 4.65
  $5.85 - $6.33       178,000        9.04         $ 6.05        103,000      $ 6.19
  $6.49 - $6.49       421,200        5.42         $ 6.49        387,600      $ 6.49
  $6.50 - $7.50       401,500        4.98         $ 6.91        297,500      $ 7.05
 $7.75 - $10.46       505,000        5.52         $ 9.94        386,000      $ 9.78
 $11.00 - $15.00      186,500        2.85         $11.32        186,500      $11.32
                    ---------                                 ---------

 $1.25 - $15.00     3,900,648        4.82         $ 5.07      3,506,548      $ 4.86
                    =========                                 =========

      As of June 30, 2005, there were 835,154 shares available for grant under the Plan and 170,000 shares available for grant under the Directors' Plan. As of June 30, 2004 and 2005, there were 2,329,399 and 3,506,548 options exercisable, respectively.

      In January, February and March 1998 the Company granted 350,000, 370,000 and 53,000 stock options, respectively, under the 1996 Stock Incentive Plan at an exercise price of $9.86, $11.00 and $11.00 per share, respectively, which were deemed by the Board of Directors to be fair market values for the shares on these dates. The Company subsequently determined that these options were granted at exercise prices below the fair market value of $14.00 per share, the low end of the range of per share prices for the IPO in April 1998. As a result, the Company recognized compensation expense of $43,000 for the year ended June 30, 2003. Since the Company had recognized the entire expense effective April 1, 2003, there was no additional stock compensation expense relating to these 1998 option grants during fiscal 2004 and 2005. Such compensation expense is included within sales and marketing of $27,000, research and development of $13,000 and general and administrative expenses of $3,000 for the year ended June 30, 2003.

      For purposes of the pro forma stock-based compensation disclosed in Note 2, the Black Scholes option pricing model has been used for stock option grants subsequent to July 1, 1998. The per share weighted average fair value of stock options granted during the years ended June 30, 2003, 2004 and 2005 was $1.51, $5.18 and $3.46 on the date of grant, respectively. Stock option grants during the years ended June 30, 2003, 2004 and 2005 assumed volatility of 110%, 101% and 88%, respectively, expected dividend yield of 0.0% and an expected life of
3.4 years, 4.1 years and 3.5 years, respectively. The assumed risk free interest rate on the date of stock option grants was 2.8%, 3.7% and 3.9% in fiscal years 2003, 2004 and 2005, respectively.

      For purposes of the pro forma stock-based compensation disclosed in Note 2, the Black Scholes option pricing model has been used for employee stock purchase grants. The Employee Stock Purchase Plan (ESPP) year runs from November 1 through October 31. Since the ESPP fiscal year varies from the Company's financial reporting fiscal year (which runs from July 1 through June 30), the following assumptions have been used with respect to the ESPP plan years. The per share weighted average fair value of employee stock purchase options granted during the fiscal years ended June 30, 2003, 2004 and 2005 ranged between $0.95 and $1.40, $0.95 and $5.26 and $2.72 and $5.26, respectively, on the date of grant. Employee stock purchase option grants during the fiscal years ended June 30, 2003, 2004 and 2005 assumed volatility of a range between

79% and 123%, 77% and 79% and 69% and 77%, respectively, expected dividend yield of 0.0% and an expected life of one year. The assumed risk free interest rate on the date of employee stock purchase option grants for the fiscal years ended June 30, 2003, 2004 and 2005 ranged between 1.8% and 2.3%, 1.3% and 1.8% and
1.3% and 2.3%, respectively.

(10)  1998 Employee Stock Purchase Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. During fiscal 2003, 2004 and 2005, shares issued under the ESPP totaled 158,978, 151,003 and 48,506 shares, respectively. As of June 30, 2005, 118,016 shares are reserved for issuance and there were 796,549 remaining shares available to purchase under this plan.

(11)  Employee Savings Plan

      In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 2003, 2004 and 2005.

(12)  Comprehensive Income (Loss)

      Comprehensive income (loss) for the years ended June 30, 2003, 2004 and 2005 is as follows:

                                                       Year ended June 30,
                                                       ------------------
                                                   2003        2004       2005
                                                 -------     -------    -------

Net income (loss)                                $ 4,076     $ 4,802    $(2,695)
Unrealized marketable securities loss                (99)       --         --
Unrealized translation gain                          391         332       (329)
                                                 -------     -------    -------
Comprehensive income (loss), net of tax          $ 4,368     $ 5,134    $(3,024)
                                                 =======     =======    =======

(13)  Related Party Transactions

      Since 1981 the Company has engaged, and plans to continue to engage, the law firm of Kramer Levin Naftalis & Frankel LLP to provide the Company with legal counsel. Mr. Kopelman, a member of Mobius's Board of Directors, is a partner of Kramer Levin. Fees paid to Kramer Levin during the years ended June 30, 2003, 2004 and 2005 were approximately $787,000, $1.0 million and $675,000, respectively.

(14)  Lease Commitments

      The Company has operating leases for its office facilities which expire on various dates through fiscal 2011 and provide for escalation and additional payments relating to operating expenses.

      The following is a schedule of future minimum lease payments for operating leases as of June 30, 2005 (in thousands):

                                                           Operating
                                                            Leases
Year Ended:                                                 ------

June 30, 2006                                               $ 2,683
June 30, 2007                                                 2,272
June 30, 2008                                                 2,182
June 30, 2009                                                 1,905
June 30, 2010                                                 1,670
Thereafter                                                      127
                                                            -------
Total minimum lease payments                                $10,839
                                                            =======

      Rental expense for all operating leases was approximately $2.8 million, $2.8 million and $2.9 million for the years ended June 30, 2003, 2004 and 2005, respectively.

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(15)  Segment and Geographic Information

      The Company operates in one principal business segment across domestic and international markets. No foreign country accounted for more than 10% of revenue or 10% of identifiable assets in any of the periods presented.


                                              United
                                              States         Intl.(a)       Eliminations       Total
                                              ------         --------       ------------      -------

Year Ended June 30, 2003:
Revenue:
    From external customers(b)               $70,689          $11,967         $  --           $82,656
    Between geographic areas(c)                3,323             --            (3,323)           --
                                             -------          -------         -------         -------
Total revenue                                $74,012          $11,967         $(3,323)        $82,656
                                             =======          =======         =======         =======

Long-lived assets                            $20,202          $ 2,035         $  --           $22,237
                                             =======          =======         =======         =======

Year Ended June 30, 2004:
Revenue:
    From external customers(b)               $69,661          $18,427         $  --           $88,088
    Between geographic areas(c)                5,241             --            (5,241)           --
                                             -------          -------         -------         -------

Total revenue                                $74,902          $18,427         $(5,241)        $88,088
                                             =======          =======         =======         =======

Long-lived assets                            $28,880          $ 4,723         $  --           $33,603
                                             =======          =======         =======         =======




Year Ended June 30, 2005:
Revenue:
    From external customers(b)               $58,505          $19,168         $  --           $77,673
    Between geographic areas(c)                4,361             --            (4,361)           --
                                             -------          -------         -------         -------
Total revenue                                $62,866          $19,168         $(4,361)        $77,673
                                             =======          =======         =======         =======
Long-lived assets                            $24,626          $ 6,987         $  --           $31,613
                                             =======          =======         =======         =======

(a) The Company operates wholly-owned subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Netherlands, Switzerland, Australia and Japan. Includes international net agent sales (agent sales less agent commissions).

(b) Includes royalties paid to the Company and to its subsidiaries by agents. Royalties from agents are a percentage of the license and maintenance fees paid by customers to such agents.

(c) Represents transfer fees from international subsidiaries to Mobius Management Systems, Inc.

(16)  Sale of INFOPAC-TapeSaver

      In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2003, 2004 and 2005.

      Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius's favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius's share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million and is currently pursuing actions to enforce the judgment. During January 2005, the buyer's president filed for personal bankruptcy protection. In April 2005, the Company filed a complaint in the bankruptcy proceeding alleging that the buyer's president's debt to Mobius is not dischargeable in the bankruptcy proceeding. The buyer's president has answered the complaint, denying those allegations. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

(17)  Facilities Restructuring

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

      The balance of the facilities restructuring accrual and the transactions for the fiscal years ended June 30, 2003, 2004 and 2005 are as follows (in thousands):

                                Balance at                            Balance at
                                beginning     Cash         Other         end
                                of period   Payments    Adjustments   of period
                                ---------   --------    -----------   ---------
  Year ended June 30, 2003:
  Rent and related
    facilities expense           $1,066      $ 194        $1,148*        $ 112
  Other                             328          -           328            -
                                 ------      -----        ------         -----
  Total                          $1,394      $ 194        $1,476         $ 112
                                 ======      =====        ======         =====

  Year ended June 30, 2004:
  Rent and related
    facilities expenses            $112        $65          $ 41           $ 6
                                 ======      =====        ======         =====

  Year ended June 30, 2005:
  Rent and related
    facilities expenses          $    6        $ 6          $  -           $ -
                                 ======      =====        ======         =====

* Includes a cash payment of $647,000 in connection with the release described above.

(18)  Cytura Asset Acquisition

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

(19)  eManage Asset Acquisition

      On April 26, 2004 (the "eManage Closing Date"), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage Inc. ("eManage"), a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company's existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fourth quarter of fiscal 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000. During the fiscal second and fourth quarters of 2005, certain additional targets were met, and accordingly, the Company recorded incremental goodwill of $85,000 and $93,000, respectively, which was paid in the fiscal second quarter of 2005 and the fiscal first quarter of 2006, respectively.

 (20)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2004 and 2005 were as follows (in thousands):


                                                             June 30,
                              ----------------------------------------------------------------------
                                           2004                                 2005
                              ---------------------------------   ----------------------------------
                                        Accumulated                          Accumulated
                               Gross    Amortization      Net      Gross     Amortization      Net
                               -----    ------------    ------     -----     ------------    ------

Completed technology          $1,780       $  469       $1,311     $1,780       $1,003       $  777
Customer relationships           277           15          262        277          107          170
                              ------       ------       ------     ------       ------       ------
Total                         $2,057       $  484       $1,573     $2,057       $1,110       $  947
                              ======       ======       ======     ======       ======       ======

      Aggregate amortization expense for intangible assets for the years ended June 30, 2003, 2004 and 2005 was $180,000, $304,000 and $626,000, respectively.
Amortization expense for the years ended June 30, 2006 and 2007, for acquisitions completed through June 30, 2005, is estimated to be $626,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2005 were as follows (in thousands):

                                                                Total
                                                                -----

Balance as of June 30, 2003                                     $1,614
  Goodwill acquired during the year                                930
  Effect of exchange rate changes and other                         22
                                                                ------
Balance as of June 30, 2004                                      2,566
  Goodwill acquired during the year                                170
  Effect of exchange rate changes and other                         (3)
                                                                ------
Balance as of June 30, 2005                                     $2,733
                                                                ======

                                                                     SCHEDULE II

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                      Years Ended June 30,
                                                -------------------------------
                                                  2003        2004       2005
                                                -------     -------     -------

Allowance for Doubtful Accounts
Balance at July 1                               $ 1,496     $ 1,490     $ 1,094
Additions charged (reductions credited)
  to expense                                        710         103        (309)
Additions deducted from maintenance
  revenues                                          250         175         235
Write-offs                                         (966)       (674)       (264)
                                                -------     -------     -------
Balance at June 30                              $ 1,490     $ 1,094     $   756
                                                =======     =======     =======

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

15(a)(3) Exhibits
-----------------

Exhibit No.   Description
-----------   -----------

3.1(1)    --  Form of Second Amended and Restated Certificate of Incorporation
              of the Registrant.
3.2(1)    --  Form of Restated By-Laws of the Registrant.
4.1(1)    --  Specimen certificate representing the Common Stock.
10.1(1)   --  Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2(1)   --  Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock
              Incentive Plan.*
10.2A(8)  --  Amendment No. 2 to Mobius Management Systems, Inc. 1996 Stock
              Incentive Plan.*
10.2B(9)  --  Amendment No. 3 to Mobius Management Systems, Inc. 1996 Stock
              Incentive Plan.*
10.3(1)   --  Mobius Management Systems, Inc. 1998 Employee Stock Purchase
              Plan.*
10.4(1)   --  Mobius Management Systems, Inc. Non-Employee Directors' 1998 Stock
              Option Plan.*
10.4A(2)  --  Amendment No. 1 to Mobius Management Systems, Inc. Non-Employee
              Directors' 1998 Stock Option Plan.*
10.4B(6)  --  Amendment No. 2 to Mobius Management Systems, Inc. Non-Employee
              Directors' 1998 Stock Option Plan.*
10.5(1)   --  Mobius Management System, Inc. 1998 Executive Incentive Plan.*
10.6(1)   --  Form of Grantee Option Agreement.*
10.7(1)   --  Lease dated December 4, 1997 by and between Old Boston Post Road
              Associates LLC and the Registrant.
10.8(1)   --  Stock Purchase Agreement dated as of May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.9(1)   --  Stockholders' Agreement dated as of May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.10(1)  --  Registration Rights Agreement dated May 12, 1997 by and among the
              Registrant and the other parties listed on the signature pages thereto.
10.11(1)  --  Severance Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.12(1)  --  Option Agreement dated as of September 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.13(1)  --  Letter Agreement, dated as of December 28, 1997 between the
              Registrant and Joseph Tinnerello.*
10.14(1)  --  Stockholder Agreement, dated as of December 30, 1997 between the
              Registrant and Joseph Tinnerello.*
10.15(1)  --  Software Assets Purchase Agreement dated as of December 10, 1990 among the Registrant, Compucept of Nevada and Software Assist
              Corporation.
10.16(1)  --  OEM Agreement between the Registrant and CDP Communications, Inc.
              dated as of October 15, 1993.
10.17(1)  --  Source Code License and Amendment to OEM Agreement between the
              Registrant and CDP Communications Inc. dated as of August 12,
              1997.
10.18(1)  --  Amendment No. 1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc. dated November 21,
              1997.
10.19(3)  --  Lease Modification Agreement dated July 12, 1999 by and between
              Old Boston Post Road Associates LLC and the Registrant.
10.20(4)  --  Amendment No. 1 to Mobius Management Systems, Inc. 1998 Employee
              Stock Purchase Plan.*
10.21(5)  --  Amendment No. 2 to Mobius Management Systems, Inc. 1998 Employee
              Stock Purchase Plan.*
10.22(7)  --  Asset Purchase and Sale Agreement, dated as of October 11, 2002, by and between Cytura Corp. and certain shareholders of Cytura
              Corp., on the one hand, and MMS Acquisition I LLC, on the other hand.

10.23(9)  --  Amendment No. 3 to Mobius Management Systems, Inc. 1998 Employee
              Stock Purchase Plan.*
10.24(10) --  Description of Raymond F. Kunzmann's Compensation, dated as of
              December 16, 2003.*
10.25(11) --  Vendor Program Agreement, dated as of July 21, 2004, by and between General Electric Capital Corporation and the Registrant. 10.26(12) -- Description of Mauricio Barberi's Compensation, dated as of
              February 28, 2005.*
10.27     --  Description of David B. Barton's Compensation, dated as of June
              22, 2005.*
21.1      --  Subsidiaries of the Registrant.
23.1      --  Consent of Independent Registered Public Accounting Firm.
31.1      --  CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley
              Act of 2002.
31.2      --  CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley
              Act of 2002.
32.1      --  CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
32.2      --  CFO Certification pursuant to Section 906 of the Sarbanes-Oxley
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

(3) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.

(4) Filed as Exhibit No. 10.24 to Mobius Management Systems, Inc.'s Annual Report filed on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference.

(5) Filed as Exhibit No. 10.25 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.

(6) Filed as Exhibit No. 10.4B to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(7) Filed as Exhibit No. 10.26 to Mobius Management Systems, Inc.'s Current Report on Form 8-K filed on October 17, 2002, and incorporated herein by reference.

(8) Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(9) Filed as an exhibit to Mobius Management Systems, Inc.'s Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.

(10) Filed as Exhibit 10.4 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.

(11) Filed as Exhibit 10.27 to Mobius Management Systems, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(12) Filed as Exhibit 10.1 to Mobius Management Systems, Inc.'s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

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

                                          Date: September 9, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                   Title(s)                     Date
         ----------                   --------                     ----

     /s/ Mitchell Gross       Chairman of the Board,           September 9, 2005
     ------------------       Chief Executive Officer,
       Mitchell Gross         President and Director
                              (Principal Executive
                              Officer)

   /s/ Raymond F. Kunzmann    Chief Financial Officer          September 9, 2005
   -----------------------    (Principal Financial and
     Raymond F. Kunzmann      Accounting Officer)

   /s/ Joseph J. Albracht     Director                         September 9, 2005
   -----------------------
     Joseph J. Albracht

   /s/ Gary G. Greenfield     Director                         September 9, 2005
   -----------------------
     Gary G. Greenfield

   /s/ Patrick W. Gross       Director                         September 9, 2005
   -----------------------
      Patrick W. Gross

  /s/ Louis Hernandez, Jr.    Director                         September 9, 2005
  ------------------------
    Louis Hernandez, Jr.

   /s/ Kenneth P. Kopelman    Director                         September 9, 2005
   -----------------------
    Kenneth P. Kopelman

   /s/ Robert H. Levitan      Director                         September 9, 2005
   -----------------------
      Robert H. Levitan

   /s/ Arthur J. Marks        Director                         September 9, 2005
   -----------------------
       Arthur J. Marks