Form 10-Q
period 2005-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2005-11-09
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act:  YES   ||  NO   |X|

      Number of shares outstanding of the issuer's common stock as of November 3, 2005

               Class                             Number of Shares Outstanding

Common Stock, par value $0.0001 per share                18,725,382

                         MOBIUS MANAGEMENT SYSTEMS, INC.


                                      INDEX


PART I.      FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2005 and September 30, 2005

               Consolidated Statements of Operations
                Three months ended September 30, 2004 and 2005

               Consolidated Statement of Stockholders' Equity
                Three months ended September 30, 2005

               Consolidated Statements of Cash Flows
                Three months ended September 30, 2004 and 2005

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

      Item 1.  Legal Proceedings

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)


                                                        June 30,   September 30,
                                                          2005         2005
                                                       ----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $33,726      $33,839
  Accounts receivable, net of allowances of $595 and
    $810, respectively                                     10,519       10,712
  Software license installments, current portion           12,926       12,579
  Other current assets                                      2,310        2,749
                                                          -------      -------
        Total current assets                               59,481       59,879
                                                          -------      -------

Software license installments, non-current portion,
     net of allowance for doubtful accounts of $161
     for both periods                                      17,991       17,305
Property and equipment, net                                 3,663        3,954
Deferred income taxes                                       5,217        4,970
Other assets                                                3,963        3,801
                                                          -------      -------
        Total assets                                      $90,315      $89,909
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $14,363      $13,500
  Deferred revenue                                         23,344       23,623
  Deferred income taxes                                     5,229        5,071
                                                          -------      -------
        Total current liabilities                          42,936       42,194

Deferred revenue                                            3,091        2,704
Other non-current liabilities                                 721          721
                                                          -------      -------
        Total liabilities                                  46,748       45,619
                                                          -------      -------

Stockholders' equity:
  Common stock, $.0001 par value; authorized
    40,000,000 shares; issued 23,884,999 and
    23,946,533 shares, respectively; outstanding
    18,530,776 and 18,592,310 shares, respectively              2            2
  Additional paid-in capital                               55,753       56,192
  Retained earnings                                         3,573        3,888
  Accumulated other comprehensive income                      221          190
  Treasury stock, at cost, 5,354,223 shares               (15,982)     (15,982)
                                                          --------      -------

        Total stockholders' equity                         43,567       44,290
                                                          --------      -------

Total liabilities and stockholders' equity                $90,315      $89,909
                                                          =======      ========

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                Three Months Ended
                                                   September 30,
                                                  2004      2005
                                                -------    -------

Revenues:
  Software license                              $ 6,204    $ 8,995
  Maintenance                                    10,003     10,679
  Professional service and other                    921      1,747
                                                -------    -------
    Total revenues                               17,128     21,421
                                                -------    -------

Cost of revenues:
  Software license                                  216        285
  Maintenance                                     2,079      1,865
  Professional service and other                    840      1,386
                                                -------    -------
    Total cost of revenues                        3,135      3,536
                                                -------    -------

Gross profit                                     13,993     17,885
                                                -------    -------

Operating expenses:
  Sales and marketing                             8,128      9,210
  Research and development                        5,646      5,521
  General and administrative                      2,712      3,257
                                                -------    -------
    Total operating expenses                     16,486     17,988
                                                -------    -------

Loss from operations                             (2,493)      (103)

Interest income, net                                527        594
Other income                                         34          1
                                                -------    -------

Income (loss) before income taxes                (1,932)       492


Provision for (benefit from) income taxes          (659)       177
                                                -------    -------

Net income (loss)                              $ (1,273)    $  315
                                               =========    ======

Basic earnings (loss) per share                  $(0.07)     $0.02
Basic weighted average shares outstanding        18,300     18,555
Diluted earnings (loss) per share                $(0.07)     $0.02
Diluted weighted average shares outstanding      18,300     19,660


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 2005
                            (Unaudited, in thousands)


                                                                                   Accumulated
                                            Common Stock    Additional                Other      Treasury Stock        Total
                                            ------------     Paid-in    Retained  Comprehensive -----------------   Stockholders'
                                          Shares    Amount   Capital    Earnings     Income     Shares     Amount      Equity
                                          ------    ------   -------    --------  ------------- ------     ------      ------

Balance at June 30, 2005                  18,531     $ 2     $55,753     $3,573      $221        5,354    $(15,982)   $43,567
Net income                                     -       -           -        315         -            -           -        315
Change in other comprehensive
   income, net of tax                          -       -           -          -       (31)           -           -        (31)
                                                                                                                       -------
      Comprehensive income                                                                                                284

Stock options exercised, including
     tax benefit                              61       -         212          -         -            -           -        212
Stock-based compensation expense               -       -         227          -         -            -           -        227
                                          ------     ---     -------     ------      ----        -----    --------    --------
Balance at September 30, 2005             18,592     $ 2     $56,192     $3,888      $190        5,354    $(15,982)   $44,290
                                       ========================================================================================


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                           Three Months Ended
                                                               September 30,
                                                             2004         2005
                                                           --------    ---------
Cash provided by (used in) operating activities:
Net income (loss)                                          $(1,273)        $315
                                                           --------        ----
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Deferred income taxes                                       (821)         140
  Depreciation and amortization                                546          498
  Stock-based compensation expense                               -          227
Change in operating assets and liabilities:
  Accounts receivable, net                                   5,108         (193)
  Software license installments                               (653)       1,033
  Other assets                                                 (90)        (434)
  Accounts payable and accrued expenses                     (3,934)        (914)
  Deferred revenue                                            (250)        (108)
                                                           --------        ----
  Total adjustments                                            (94)         249
                                                           --------        ----
Net cash provided by (used in) operating activities         (1,367)         564

Cash used in investing activities:
  Capital expenditures                                        (233)        (637)
                                                           --------        ----
Net cash used in investing activities                         (233)        (637)
                                                           --------        ----

Cash provided by financing activities:
  Cash received from exercise of stock options                 121          161
  Net tax benefit attributable to stock options                  -           51
                                                           --------        ----
Net cash provided by financing activities                      121          212
                                                           --------        ----

Effect of exchange rate changes on cash and cash
equivalents                                                    148          (26)
                                                           --------        ----

Net change in cash and cash equivalents                     (1,331)         113
Cash and cash equivalents at beginning of period            33,592       33,726
                                                           --------      ------
Cash and cash equivalents at end of period                 $32,261      $33,839
                                                           ========     ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest paid                                            $     1      $     2
  Income taxes, net of refunds                             $   100      $    91

     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2005 and September 30, 2005 and for the three month periods ended September 30, 2004 and 2005 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

      GAAP requires the Company's management to make estimates and assumptions in preparing the interim financial statements. The Company has used its best efforts in establishing good faith estimates and assumptions. Actual results may differ.

      Mobius Management Systems, Inc. ("Mobius" or the "Company") is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, stockholders' equity and cash flows. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

      As more fully explained in the accompanying Note 6, Stock-Based Compensation, beginning July 1, 2005, Mobius adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires expensing the fair value of stock-based compensation over the requisite service period.

      Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

(2)  Earnings Per Share

      Earnings per share data is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 stipulates that the calculation of earnings per share (EPS) be shown for all historical periods as Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                     Three Months Ended September 30,
                                     --------------------------------
                                   2004                           2005
                      -----------------------------  ------------------------------
                         Net                        Per                               Per
                        Income        Shares       Share     Net Loss    Shares      Share
                      (Numerator   (Denominator    Amount   (Numerator)(Denominator) Amount
                      ----------   ------------    ------   ---------- ------------- ------
Basic EPS:
Net income (loss)      $(1,273)                                $315
                       ========                                ====
Weighted average
 shares outstanding                   18,300                              18,555
Basic earnings
 (loss) per share                                $(0.07)                             $0.02
                                                 =======                             =====
Diluted EPS:
Net income (loss)      $(1,273)                                $315
                       ========                                ====
Dilutive effect of
 stock options                             -                              1,105
                                      ------                             ------
Weighted average
 shares outstanding                   18,300                             19,660
                                      ======                             ======
Diluted earnings
 (loss) per share                                $(0.07)                             $0.02
                                                 =======                             =====

     All outstanding stock options for the three months ended September 30, 2004 and certain outstanding stock options for the three months ended September 30, 2005, representing an aggregate of 2,459,426 and 1,689,095 shares of common stock, respectively, were excluded from the calculation of diluted earnings
(loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three months ended September 30, 2004 and 2005.

(3)  Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers. For software license contracts of 15 years, the related financing period is generally 5 years. For software installment contracts of 3 to 5 years, the payments are generally spread over the related term. Software license installments are discounted at a market rate of interest. The discount is amortized over the term of the financing to interest income using the interest method. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the fiscal first quarter of 2006, the Company sold approximately $325,000 of installments receivable under this arrangement, bringing total sales to date under this arrangement to $3.0 million.

(4)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                               Useful    June 30, September 30,
                                                Life       2005       2005
                                                ----       ----       ----

    Computer equipment                        2-5 years   $8,711     $9,046
    Furniture, fixtures and office equipment   5 years     1,438      1,528
    Leasehold improvements                    5-15 years   3,917      4,033
                                                          -------    -------
                                                          14,066     14,607
    Less accumulated depreciation and amortization       (10,403)   (10,653)
                                                          -------   -------
    Property and equipment, net                           $3,663    $ 3,954
                                                          =======   ========

      Depreciation and amortization expense on property and equipment was $390,000 and $342,000 for the three months ended September 30, 2004 and 2005, respectively.

(5)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                   June 30,      September 30,
                                                    2005            2005
                                                    ----            ----

      Accounts payable                            $ 2,903         $ 2,665
      Compensation and related benefits             6,030           5,678
      Royalties payable                               974           1,037
      Other                                         4,456           4,120
                                                  -------         -------

                                                  $14,363        $ 13,500
                                                  =======        ========

(6)  Stock-Based Compensation

      At September 30, 2005, Mobius has three stock-based employee compensation plans, which are described below.

1996 Stock Incentive Plan

      In November 1996, Mobius adopted the 1996 Stock Incentive Plan (Stock
Plan), pursuant to which Mobius' Board of Directors may grant stock options to officers, employees, directors and consultants. The Stock Plan authorizes grants of options to purchase up to 5,964,366 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant, as determined by Mobius' Board of Directors. Stock options generally expire ten years from the grant date. Generally, 20% of the options granted vest on the first anniversary of the grant date and 5% of the remaining options vest every three months thereafter until the options fully vest on the five-year anniversary of the grant date. As of September 30, 2005, there were 840,679 shares available for grant under the Stock Plan.

      On June 14, 2005, Mobius' Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options under the Stock Plan, other than those options awarded to officers of the Company. The Board took this action with the belief that it is in the best interest of stockholders, as it will reduce the Company's reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, the Company recorded pre-tax compensation expense of $250,000, which represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercised.

      The Company presently expects that future grants under the Stock Plan may be curtailed, and is currently looking at other compensation alternatives.

Non-Employee Directors' 1998 Stock Option Plan

      In February 1998, Mobius' Board of Directors and stockholders approved and adopted the Non-Employee Directors' 1998 Stock Option Plan (Directors' Plan). The purpose of the Directors' Plan is to provide an incentive to Mobius' non-employee directors to serve on the Board of Directors and to maintain and enhance Mobius' long-term performance. The Directors' Plan provides for the issuance of a total of 500,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by Mobius for purposes of the Directors' Plan. As of September 30, 2005, there were 170,000 shares available for grant under the Directors' Plan.

      The Directors' Plan provides for initial grants (i.e. upon adoption of the Directors' Plan or upon a non-employee director's initial election to the Board of Directors) of non-qualified stock options to purchase 10,000 shares of common stock. At each annual meeting thereafter, each non-employee director will receive an option to purchase 10,000 shares, provided that such director has served as a director for at least nine months prior to the date of the annual meeting and continues to serve as a director after the meeting. Each option granted under the Directors' Plan will have a term of ten years and will become exercisable upon grant. The exercise price of each option granted under the Directors' Plan will equal the fair market value of a share of common stock on the date of grant.

1998 Employee Stock Purchase Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the 1998 Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. No shares were issued under the ESPP during the quarters ended September 30, 2005 and 2004. As of September 30, 2005, 109,687 shares are reserved for issuance and there were 804,878 remaining shares available to purchase under this plan.

                                ****************

      Prior to July 1, 2005, Mobius accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter ended September 30, 2004, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors' Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, Mobius adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method, and as a result, prior periods have not been restated.

      Under the modified-prospective-transition method, the Company is required to recognize stock-based employee compensation cost for: (a) all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) all share-based awards granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). No options were granted under the Stock Plan, Directors' Plan and ESPP during the quarter ended September 30, 2005.

      As a result of adopting SFAS No. 123(R) on July 1, 2005, Mobius' income before income taxes and net income for the quarter ended September 30, 2005, were $227,000 and $197,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the first quarter ended September 30, 2005 would have been $0.03 and $0.03 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.02 and $0.02, respectively.

      Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the Company classifies the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The $51,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).

      The following table illustrates the effect on net loss and loss per share during the fiscal first quarter of 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under Mobius' Stock Plan and ESPP. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes option-pricing formula and amortized to expense over the options' vesting periods.

                                                             Three Months
                                                                Ended
                                                               September
                                                               30, 2004
                                                              -----------

Net loss, as reported                                          $(1,273)
Less:   Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of tax                     (677)
                                                            ---------------
Pro forma net loss                                             $(1,950)
                                                            ===============

Basic net loss per share- as reported                          $ (0.07)
Basic net loss per share- pro forma                            $ (0.11)
Diluted net loss per share-as reported                         $ (0.07)
Diluted net loss per share- pro forma                          $ (0.11)

      For purposes of the pro forma stock-based compensation disclosed above and for computing stock-based compensation under SFAS No. 123(R) effective July 1, 2005, the Company used the Black Scholes option pricing model for all options granted. For the Stock Plan, the per share weighted average fair value of stock options granted during the quarter ended September 30, 2004, was $3.75 on the date of grant. No stock options under the Stock Plan were granted during the quarter ended September 30, 2005. Stock option grants during the quarter ended September 30, 2004, assumed volatility of 98%, expected dividend yield of 0.0% and an expected life of 4.3 years. The assumed risk free interest rate on the date of stock option grants was 3.8% in the quarter ended September 30, 2004.

      No options were granted under the Directors' Plan during the quarters ended September 30, 2005 and 2004.

      The fair value of an employee stock purchase grant under the ESPP is estimated as the sum of 15% of the grant date market price of Mobius common stock and 85% of the fair value of a stock option, as determined using the Black Scholes option pricing model. Employee stock purchase grants under the ESPP are made on the first day of the plan-year, which runs from November 1 through October 31. Accordingly, there were no employee stock purchase grants during the quarters ended September 30, 2005 and 2004.

      Our estimates of expected volatility and expected option life are based on historical data. The risk free interest rate coincides with the U.S. treasury rate at date of grant with a maturity equal to the expected life of the option.

      A summary of option activity under the Stock Plan and the Directors' Plan as of September 30, 2005, and changes during the quarter then ended is presented below (aggregate intrinsic value in thousands of dollars):

                                                           Weighted
                                                Weighted    Average
                                                Average    Remaining   Aggregate
                                                Exercise   Contractual Intrinsic
Options                                 Shares    Price      Term        Value
-------                                 ------    -----      ----        -----
Outstanding at June 30, 2005          3,900,648    $5.07
Granted                                      --       --
Exercised                               (61,534)   $2.60
Forfeited                                (5,525)  $10.21
Expired                                      --       --
                                      ----------
Outstanding at September 30, 2005     3,833,589     $5.10      4.57      $5,385
                                      ==========================================
Vested and exercisable at
  September 30, 2005                  3,462,089     $4.90      4.18      $5,237
                                      ==========================================

      The intrinsic value of options exercised during the quarters ended September 30, 2004 and 2005 was approximately $284,000 and $183,000, respectively. Cash received from option exercises under all share-based payment arrangements for the quarters ended September 30, 2004 and 2005 was $121,000 and $160,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $51,000 for the quarter ended September 30, 2005. There was no tax benefit realized for the quarter ended September 30, 2004. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which share-based compensation deductions are assumed to be utilized before net operating losses generated by operations.

      As of September 30, 2005, there was approximately $1.0 million of unrecognized compensation expense related to nonvested share-based awards under the Stock Plan. This amount is expected to be recognized over a weighted-average period of approximately 1.87 years. For awards granted prior to July 1, 2005, compensation cost is amortized over the vesting period using the tranche method proscribed in FIN 28. Compensation cost for awards granted after the adoption date of SFAS No. 123(R) is amortized on a straight line basis over the vesting period. The total fair value of shares vested during the quarters ended September 30, 2004 and 2005, was approximately $245,000 and $94,000, respectively. Unamortized compensation expense of approximately $31,000 at September 30, 2005, relating to the ESPP will be recognized by the end of the plan year, October 31, 2005.

      Mobius has a policy of issuing previously authorized shares to satisfy share option exercises and expects to continue that practice for the foreseeable future.

(7)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2004 and 2005 is as follows (in thousands):

                                                Three Months Ended
                                                  September 30,
                                                  ------------
                                               2004          2005
                                               ----          ----

Net income (loss)                            $(1,273)       $315
Unrealized translation gain                      147         (31)
                                            --------------------------
Comprehensive income (loss)                  $(1,126)       $284
                                            ==========================

(8)  Commitments and Contingencies

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2005 and September 30, 2005 were as follows (in thousands):

                             June 30, 2005                September 30, 2005
                      -----------------------------  ---------------------------
                                Accumulated                    Accumulated
                        Gross   Amortization  Net      Gross   Amortization  Net
                       -------  ------------ -----     ------  ------------ ----
Completed technology   $ 1,780    $1,003     $ 777     $1,780    $1,136     $644

Customer relationships     277       107       170        277       130      147
                       -------    ------     -----     ------    ------     ----

Total                  $ 2,057    $1,110     $ 947     $2,057    $1,266     $791
                       =======    ======     =====     ======    ======     ====

      Aggregate amortization expense for intangible assets for the quarters ended September 30, 2004 and 2005 was $156,000 for both periods. Amortization expense for the remainder of the fiscal year ended June 30, 2006, and for the fiscal year ended June 30, 2007, for acquisitions completed through September 30, 2005, is estimated to be $470,000, and $321,000, respectively.

      Changes in the carrying amount of goodwill for the quarter ended September 30, 2005 were as follows (in thousands):

                                                                       Total
                                                                       -----

Balance as of June 30, 2005                                            $2,733
  Effect of exchange rate changes                                          (2)
                                                                    ---------
Balance as of September 30, 2005                                       $2,731
                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

      In this section, we give readers a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to our fiscal quarters ended September 30, 2004 and 2005, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements are described in detail from time to time in our filings with the Securities and Exchange Commission, including without limitation, as set forth under the heading "Factors Affecting Future Performance" below. Forward-looking statements included in this quarterly report are based on information known to us as of the date of this quarterly report and we accept no obligation (and expressly disclaim any obligations) to update these forward-looking statements and we do not intend to do so.

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

Critical Accounting Policies and Estimates

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

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

      We offer installment contracts to our customers, which provide for periodic payments generally over three to five years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity. Therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

Software Development Costs

      Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires that certain software development costs be capitalized once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      We determine technological feasibility based on the working model method. The period between establishment of a working model and the general availability of our software has historically been short. Accordingly, software development costs qualifying for capitalization have been insignificant. As a result, we have expensed all software development costs.

Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. Beginning July 1, 2005, we recognize the tax benefits associated with the exercise of stock options when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from stock option exercises occurring from July 1, 2005 onward.

Stock-Based Compensation

      Prior to July 1, 2005, we accounted for employee stock options and employee stock purchase grants under the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25). During that period, we applied the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123."

      Beginning July 1, 2005, we account for share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment (revised 2004), (SFAS
123R)," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25. Under SFAS 123(R), we recognize the grant date fair value of share-based compensation awards over the requisite service period. For additional information regarding the adoption of SFAS 123(R), see the section entitled "Stock-Based Compensation" below and Note 6 to the accompanying Consolidated Financial Statements.

Results of Operations

      The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

                                               Three Months Ended
                                                   September 30,
                                                2004        2005
                                                ----        ----

Revenues:
  Software license                              36.2%       42.0%
  Maintenance                                   58.4        49.8
  Professional service and other                 5.4         8.2
                                               -----       -----
    Total revenues                             100.0       100.0
                                               -----       -----

Cost of revenues:
  Software license                               1.3         1.3
  Maintenance                                   12.1         8.7
  Professional service and other                 4.9         6.5
                                               -----       -----
    Total costs of revenues                     18.3        16.5
                                               -----       -----

Gross profit                                    81.7        83.5
                                               -----       -----

Operating expenses:
  Sales and marketing                           47.4        43.0
  Research and development                      33.0        25.8
  General and administrative                    15.8        15.2
                                               -----       -----
    Total operating expenses                    96.2        84.0
                                               -----       -----

Loss from operations                           (14.5)       (0.5)

Interest income, net                             3.1         2.8
Other income (expense)                           0.2           -
                                               -----       -----
Income (loss) before income taxes              (11.2)        2.3

Provision for (benefit from) income taxes       (3.8)        0.8
                                               -----       -----

Net income (loss)                               (7.4)%       1.5%
                                               =====       ======

Executive Overview

      Total revenues in the fiscal first quarter of 2006 of $21.4 million were 25.1% higher than revenues of $17.1 million in the same period last year. The increase in revenues was primarily due to increased license revenue resulting from improved sales execution, as well as increased professional service activity. Operating loss in the fiscal first quarter of 2006 was $103,000, or (0.5)% of revenues, as compared with a loss of $2.5 million, or (14.5)% of revenues, in the same period last year. Net income for the fiscal first quarter of 2006 was $315,000, or $0.02 per diluted share, as compared with a net loss of $1.3 million, or ($0.07) per share, in the same period last year. Our earnings in the fiscal first quarter of 2006 were reduced by a pre-tax expense of $227,000, or $0.01 per share, related to stock-based compensation recorded pursuant to SFAS No. 123(R). For additional information regarding the adoption of SFAS No. 123(R), see the section entitled "Stock-Based Compensation" below and Note 6 to the accompanying Consolidated Financial Statements.

      Our total revenues for the fiscal first quarter of 2006 are 25% higher than the prior year and our license revenue increased 45% over last year's quarter. In addition, this is our second consecutive profitable quarter. As we previously disclosed, we took steps in the second half of fiscal 2005 to improve our execution, particularly in the areas of sales and marketing. While the impact of these moves, which included changes in key management positions, will still take some time to be fully realized, we believe that, based on our fiscal first quarter performance, we are making significant progress.

      We believe we are well positioned to meet the growing demand for content management solutions as companies intensify their search for ways to integrate content across various applications and to comply with government regulations such as Sarbanes-Oxley. In addition to improving our execution efforts, we intend to enhance our market position through the planned introduction of new products during the third quarter of our fiscal year.

      We believe that the content management markets in which we operate will experience growth in the near term and that our newer products will provide additional opportunities for growth. We believe that our products can help our customers solve their challenges meeting regulatory compliance requirements, reducing the cost and increasing the efficiency of paper-based processes and gaining control of intellectual assets in the form of unstructured content to increase productivity. However, we believe market factors are driving customers to cautiously spend on enterprise software, which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, ViewDirect(R) Total Content Integrator and ViewDirect-ABS, will develop as anticipated or that the changes we made to improve our sales execution, building order pipeline and new product integration will be successful.

      Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

Revenues:

o Total revenues increased 25.1% from $17.1 million in last year's quarter to $21.4 million this quarter. Software license revenues, maintenance revenues and professional services revenues during the fiscal first quarter of 2006 all showed improvements from the same period last year. Domestic revenues increased 2.5% from

   $14.2 million in last year's quarter to $14.6 million this quarter. International revenues increased 136.8% from $2.9 million in last year's quarter to $6.8 million this quarter, primarily due to three large contracts that closed during the fiscal first quarter of 2006. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended September 30, 2005, as compared with the quarter ended September 30, 2004.

         o Software license revenues increased 45.0% from $6.2 million in last year's quarter to $9.0 million this quarter. The increase in software license revenues reflects improvements in sales effectiveness and related higher pipeline levels and was largely generated in our international operations, which closed three large contracts during the current fiscal quarter.

            As we previously disclosed, during fiscal 2005, we began to make changes to our business that we believe will address execution shortfalls and improve our performance, including, but not limited to, personnel transfers, separating the management of sales and marketing functions to drive more focus in each area, and reallocating resources in the development organization to speed the integration of our newer products with existing products, while maintaining our high quality standards. Specifically, during the fiscal third quarter of 2005, our Vice President of Product Engineering began to focus on future product architecture, and we created two new positions, Vice President of Product Development and Vice President of Customer Satisfaction and Quality Assurance, both reporting directly to our President and Chief Executive Officer. Also in the fiscal third quarter, we announced the appointment of a new Senior Vice President of Marketing. In the fiscal fourth quarter, we announced the appointment of a new Senior Vice President of Worldwide Sales. While the impact of these moves will still take some time to be fully realized, we believe that, based on our fiscal first quarter performance, we are making significant progress.

            Software license revenues from Solution Packs represented approximately 50% and 40% of total software license revenues during the fiscal first quarter of 2005 and 2006, respectively. Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements with, generally, license terms of five years.

            We had approximately $1.0 million of software license contracts signed by customers at September 30, 2005 that did not meet all of the requirements for revenue recognition in the fiscal first quarter of 2006. We anticipate that we will record these contracts as revenue in the fiscal second quarter of 2006. We had no contracts signed by customers at September 30, 2004 that did not meet all of the requirements for revenue recognition in the fiscal first quarter of 2005.

         o Maintenance revenues increased 6.8% from $10.0 million in last year's quarter to $10.7 million this quarter. The increase in maintenance revenues was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were partially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs.

            Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution

            Packs, which comprised a significant portion of license revenues in the fiscal first quarter of 2005 and 2006, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which generally have five year license terms.

         o Professional service and other revenues increased 89.7% from $921,000 in last year's quarter to $1.7 million this quarter, reflecting work on two large contracts during the current fiscal quarter. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for both periods were not significant.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 31.9% from $216,000 in last year's quarter to $285,000 this quarter, representing 3.5% and 3.2%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in such costs was primarily due to the sale of more third-party software in the current quarter. However, the software license revenue recorded in the fiscal first quarter of 2006 reflected a lower mix of third-party software and, as such, overall software license margins were higher than last year's quarter.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues decreased 10.3% from $2.1 million in last year's quarter to $1.9 million this quarter, representing 20.8% and 17.5%, respectively, of maintenance revenues in those quarters. The decrease in cost of maintenance revenues is primarily due to decreased utilization of Professional Services personnel in Customer Support projects and resulting lower allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services. The cost of professional service and other revenues increased 65.0% from $840,000 in last year's quarter to $1.4 million this quarter. These costs as a percentage of professional service and other revenues decreased from 91.2% in last year's quarter to 79.3% in this quarter. This was primarily due to the leverage of fixed costs over higher revenues. Partially offsetting this improvement was a decrease in the allocation of Professional Services personnel costs to other departments and an increase in third-party subcontractor costs.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses increased 13.3% from $8.1 million in last year's quarter to $9.2 million this quarter, representing 47.4% and 43.0%, respectively, of total revenues in those quarters. The increase in sales and marketing expenses was due to higher incentive compensation costs as a result of higher software license and professional services revenues; an increase in tradeshow and advertising costs; and an increase in compensation expense on stock options relating to SFAS No. 123(R). These increases were partially offset by lower travel expenses. We intend to continue to invest in our sales and marketing capabilities to drive future revenues.

o Research and development expenses consist primarily of personnel costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses decreased 2.2% from $5.6 million in last year's quarter to $5.5 million this quarter, representing 33.0% and 25.8%, respectively, of total revenues in those quarters. The slight decrease in research and development expenses was primarily due to lower subcontractor fees relating to a decrease in third-party development work on certain products, partially offset by an increase in personnel costs, primarily as a result of salary increases.

o General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 20.1% from $2.7 million in last year's quarter to $3.3 million in this quarter, representing 15.8% and 15.2%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to an increase in personnel costs, primarily as a result of salary increases in the current quarter and the reversal of an incentive compensation accrual in last year's quarter; an increase in professional fees, primarily as a result of increased accounting-related fees related to Sarbanes-Oxley compliance work and other projects; and an increase in compensation expense on stock options relating to SFAS No. 123(R).

Interest income and other income (expense):

      Interest income, net of interest expense, was $527,000 in last year's quarter and $594,000 in this quarter. The increase in interest income is primarily attributable to higher interest rates on invested cash balances. Other income (expense), comprised of foreign currency transactions, was a gain of $34,000 in last year's quarter and $1,000 this quarter.

Provision for (benefit from) income taxes:

      The tax benefit from income taxes was $659,000 (effective tax benefit rate of 34.1%) in last year's quarter and a tax provision for income taxes of $177,000 (effective tax provision rate of 36.0%) in this quarter.

Liquidity and Capital Resources

Executive Overview

      Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of September 30, 2005, we had cash and cash equivalents of $33.8 million, a slight increase from the $33.7 million held at June 30, 2005. The slight increase was primarily due to cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges) and a reduction in software license installments receivable, offset by a reduction in accounts payable and accrued expenses, as well as capital expenditures. As of September 30, 2005 and June 30, 2005, the Company had no bank debt outstanding.

      We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to General Electric Capital Corporation ("GECC"). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the fiscal first quarter of 2006, we sold approximately $325,000 of installments receivable under this arrangement, bringing total sales to date under this arrangement to $3.0 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

                                      *****

      Net cash used in operating activities was $1.4 million during the fiscal first quarter of 2005 and net cash provided by operating activities was $564,000 during the fiscal first quarter of 2006. Our primary uses of cash during the first three months of fiscal 2005 were from a decrease in accounts payable and accrued expenses, primarily due to the payment of year-end commissions, salaries and bonuses, and a net loss of $1.3 million. These uses were partially offset by a reduction in accounts receivable balances, primarily due to collections and decreased software license revenues. Our primary sources of cash during the first three months of fiscal 2006 were from cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges) and a reduction in software license installments receivable, offset by a reduction in accounts payable and accrued expenses, as well as capital expenditures. Software license installments, which decreased 3.3% from $30.9 million at June 30, 2005 to $29.9 million at September 30, 2005, represent payments due from customers for license fees that are paid over the term of the installment agreement. The decrease was primarily due to collections, the sale of approximately $325,000 of installments receivable to GECC and a higher percentage of one-time-fee licenses in the fiscal first quarter of 2006 rather than financed deals. For additional information, see the section entitled "Software License Installments Receivable" below.

      Net cash used in investing activities was $233,000 and $637,000 in the first three months of fiscal 2005 and 2006, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $121,000 and $212,000 in the first three months of fiscal 2005 and 2006, respectively. Net cash provided by financing activities for the fiscal first quarter of 2005 was due to the exercise of stock options by employees. Net cash provided by financing activities for the fiscal first quarter of 2006 was due to the exercise of stock options by employees of $161,000 and the net tax benefit attributable to stock options of $51,000.

      Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of September 30, 2005, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                                 Operating
                                                                  Leases
                                                                  ------
Year Ended:
-----------

September 30, 2006                                                $ 2,765
September 30, 2007                                                  2,422
September 30, 2008                                                  2,297
September 30, 2009                                                  1,889
September 30, 2010                                                  1,362
                                                                  -------
Total minimum lease payments                                      $10,735
                                                                  =======

      In addition to the commitments shown above, we have commitments at September 30, 2005 for future purchases of goods and services of approximately $610,000.

      In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2005 and September 30, 2005, approximately 74% and 79%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. Accounts receivable reserves were $595,000 and $810,000 at June 30, 2005 and September 30, 2005,
respectively.

Software License Installments Receivable

      As of September 30, 2005, software license installments amounted to $29.9 million, a decrease of 3.3% compared with the June 30, 2005 balance of $30.9 million. This decrease was primarily due to collections, the sale of approximately $325,000 of installments receivable to GECC and a higher percentage of one-time-fee licenses in the fiscal first quarter of 2006 rather than financed deals. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. To date, we have sold approximately $3.0 million of installments receivable to GECC. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      As of September 30, 2005, one customer had a balance equal to 14.0% of total software license installments. No other customer had a balance in excess of 3.4% of total software license installments. As of September 30, 2005, total software license installments receivable have an average age of approximately one and one-half years.

      We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.4 million at June 30, 2005 and $26.3 million at September 30, 2005. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of September 30, 2005, current deferred revenues totaled $23.6 million and non-current deferred revenues totaled $2.7 million. It is anticipated that current deferred revenues of $23.6 million will be recognized as revenues within the next twelve months.

Stock-Based Compensation

      We have three stock-based compensation plans: the 1996 Stock Incentive Plan (Stock Plan), the Non-Employee Directors' 1998 Stock Option Plan (Directors' Plan) and the 1998 Employee Stock Purchase Plan (ESPP). Key terms of these plans are summarized in Note 6 to the accompanying Consolidated Financial Statements.

      Prior to July 1, 2005, we accounted for these stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter ended September 30, 2004, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors' Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      On June 14, 2005, our Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options issued under the Stock Plan, other than those options awarded to officers. Our Board took this action with the belief that it is in the best interest of stockholders, as it will reduce our reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, we recorded pre-tax compensation expense of $250,000, which represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercised.

      We presently expect that future grants under the Stock Plan will be curtailed, and we are currently looking at other compensation alternatives.

      Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under the modified-prospective-transition method, prior period financial statements are not restated. As a result of adopting SFAS No. 123(R), our income before income taxes and net income for the quarter ended September 30, 2005, was $227,000 and $197,000 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.03 and $0.03 respectively, if we had not adopted SFAS No. 123(R), as compared with reported basic and diluted earnings per share of $0.02 and $0.02, respectively.

      The following table illustrates the effect on loss before income taxes, net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under our Stock Plan and ESPP during the fiscal first quarter of 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes options-pricing formula and amortized to expense over the options' vesting periods.

                                                             Three Months
                                                                Ended
                                                              September
                                                               30, 2004
                                                               --------

Loss before income taxes- as reported                          $(1,932)
Loss before income taxes- pro forma                            $(2,709)
Net loss- as reported                                          $(1,273)
Net loss- pro forma                                            $(1,950)
Basic net loss per share- as reported                          $ (0.07)
Basic net loss per share- pro forma                            $ (0.11)
Diluted net loss per share- as reported                        $ (0.07)
Diluted net loss per share- pro forma                          $ (0.11)

      It is expected that the unrecognized stock-based compensation expense of $1.0 million at September 30, 2005, will be recognized against income over the next 1.87 years.

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

      It appears that, generally, our sales cycles have lengthened due to increased organizational review by sales prospects and protracted contract negotiations, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenues, which could have a material adverse effect on our business and operating results.

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

We offer extended payment terms to some of our customers, which could impact our cash flow.

      We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. As of September 30, 2005, software license installments receivable totaled $29.9 million, as compared with the June 30, 2005 balance of $30.9 million. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation ("GECC"). During the fiscal first quarter of 2006, the Company sold approximately $325,000 of installments receivable under this arrangement, bringing total sales to date under this arrangement to $3.0 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

      As more fully discussed in Note 6, Stock-Based Compensation, to the accompanying Consolidated Financial Statements, effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. As a result of adopting SFAS No. 123(R), our income before income taxes and net income for the quarter ended September 30, 2005, were $227,000 and $197,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. We presently expect that future grants under our 1996 Stock Incentive Plan may be curtailed, and we are currently looking at other compensation alternatives. The issuance of new employee stock options, if any, would increase the negative impact of SFAS No. 123(R).

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of September 30, 2005, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 9, 2005

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