Form 10-Q
period 2005-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2006-02-08
CIK 1025148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark one)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarter ended December 31, 2005

                                             OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to ________

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ||

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act).

Large Accelerated Filer ||    Accelerated Filer |X|    Non-accelerated Filer ||

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES || NO |X|

      Number of shares outstanding of the issuer's common stock as of February 3, 2006

                 Class                            Number of Shares Outstanding

Common Stock, par value $0.0001 per share                 18,856,400

                         MOBIUS MANAGEMENT SYSTEMS, INC.

                                      INDEX


PART I.      FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets
                June 30, 2005 and December 31, 2005

               Consolidated Statements of Operations
                Three months and six months ended December 31, 2004 and 2005

               Consolidated Statements of Stockholders' Equity
                Six months ended December 31, 2005

               Consolidated Statements of Cash Flows
                Six months ended December 31, 2004 and 2005

               Notes to Unaudited Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Item 4.  Controls and Procedures

PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 1A. Risk Factors

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (Unaudited, in thousands, except share data and per share data)

                                                                         June 30,      December 31,
                                                                           2005           2005
                                                                        ---------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 33,726        $ 36,084
  Accounts receivable, net of allowances of $595 and
    $580, respectively                                                    10,519          11,593
  Software license installments, current portion                          12,926          12,133
  Other current assets                                                     2,310           2,885
                                                                        --------        --------
        Total current assets                                              59,481          62,695
                                                                        --------        --------

Software license installments, non-current portion,
  net of allowance for doubtful accounts of $161 and
  $150, respectively                                                      17,991          15,523
Property and equipment, net                                                3,663           4,192
Deferred income taxes                                                      5,217           4,923
Other assets                                                               3,963           3,660
                                                                        --------        --------
        Total assets                                                    $ 90,315        $ 90,993
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $ 14,363        $ 13,010
  Deferred revenues                                                       23,344          24,389
  Deferred income taxes                                                    5,229           5,106
                                                                        --------        --------
        Total current liabilities                                         42,936          42,505

Deferred revenues                                                          3,091           2,392
Other non-current liabilities                                                721             707
                                                                        --------        --------
        Total liabilities                                                 46,748          45,604
                                                                        --------        --------

Stockholders' equity:
  Common stock, $.0001 par value; authorized
    40,000,000 shares; issued 23,884,999 and
    24,147,423 shares, respectively; outstanding
    18,530,776 and
    18,793,200 shares, respectively                                            2               2
  Additional paid-in capital                                              55,753          57,316
  Retained earnings                                                        3,573           4,205
  Accumulated other comprehensive income                                     221            (152)
  Treasury stock, at cost, 5,354,223 shares                              (15,982)        (15,982)
                                                                        --------        --------
        Total stockholders' equity                                        43,567          45,389
                                                                        --------        --------
Total liabilities and stockholders' equity                              $ 90,315        $ 90,993
                                                                        ========        ========

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                               Three Months Ended                  Six Months Ended
                                                                  December 31,                       December 31,
                                                            2004              2005              2004              2005
                                                            ----              ----              ----              ----

Revenues:
  Software license                                        $  6,875          $  9,507          $ 13,079          $ 18,502
  Maintenance                                               10,216            10,377            20,219            21,056
  Professional service and other                             1,081             1,874             2,002             3,621
                                                          --------          --------          --------          --------
    Total revenues                                          18,172            21,758            35,300            43,179
                                                          --------          --------          --------          --------

Cost of revenues:
  Software license                                             240               370               456               655
  Maintenance                                                1,908             1,853             3,987             3,718
  Professional service and other                             1,041             1,453             1,881             2,839
                                                          --------          --------          --------          --------
    Total cost of revenues                                   3,189             3,676             6,324             7,212
                                                          --------          --------          --------          --------

Gross profit                                                14,983            18,082            28,976            35,967
                                                          --------          --------          --------          --------

Operating expenses:
  Sales and marketing                                        9,128             9,019            17,256            18,229
  Research and development                                   5,850             5,793            11,496            11,314
  General and administrative                                 3,013             3,390             5,725             6,647
                                                          --------          --------          --------          --------
    Total operating expenses                                17,991            18,202            34,477            36,190
                                                          --------          --------          --------          --------

Loss from operations                                        (3,008)             (120)           (5,501)             (223)

Interest income, net                                           556               588             1,083             1,182
Other income (expense)                                         (12)               24                22                25
                                                          --------          --------          --------          --------

Income (loss) before income taxes                           (2,464)              492            (4,396)              984

Provision for (benefit from) income taxes                   (1,363)              175            (2,022)              352
                                                          --------          --------          --------          --------

Net income (loss)                                         $ (1,101)         $    317          $ (2,374)         $    632
                                                          ========          ========          ========          ========
Basic earnings (loss) per share                           $  (0.06)         $   0.02          $  (0.13)         $   0.03
Basic weighted average shares outstanding                   18,383            18,706            18,341            18,631
Diluted earnings (loss) per share                         $  (0.06)         $   0.02          $  (0.13)         $   0.03
Diluted weighted average shares outstanding                 18,383            19,803            18,341            19,732

     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       SIX MONTHS ENDED DECEMBER 31, 2005
                            (Unaudited, in thousands)


                                                                            Accumulated
                                     Common Stock     Additional                Other       Treasury Stock         Total
                                   ----------------     Paid-in   Retained  Comprehensive   --------------     Stockholders'
                                   Shares    Amount     Capital   Earnings     Income       Stock    Amount       Equity
                                   ------    ------     -------   --------     ------       -----    ------       ------

Balance at June 30, 2005           18,531   $      2   $ 55,753   $  3,573   $    221       5,354   $(15,982)   $ 43,567

Net income                           --         --         --          632       --          --         --           632

Change in other
  comprehensive income,
  net of tax                         --         --         --         --         (373)       --         --          (373)
                                                                                                                --------
  Comprehensive
  income                                                                                                             259

Stock options exercised,
  including tax benefit               160       --          557       --         --          --         --           557

Stock purchase plan,
  including tax benefit               102       --          583       --         --          --         --           583

Stock based compensation
  expense                            --         --          423       --         --          --         --           423
                                 --------   --------   --------   --------   --------    --------   --------    --------

Balance at December 31, 2005       18,793   $      2   $ 57,316   $  4,205   $   (152)      5,354   $(15,982)   $(45,389)
                                 ========   ========   ========   ========   ========    ========   ========    ========


     See accompanying notes to unaudited consolidated financial statements.


                         MOBIUS MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            Six Months Ended
                                                                               December 31,
                                                                           2004             2005
                                                                        --------          --------

Cash provided by (used in) operating activities:
Net income (loss)                                                       $ (2,374)         $    632
                                                                        --------          --------
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Deferred income taxes                                                   (2,101)              356
  Depreciation and amortization                                            1,075             1,018
  Stock-based compensation expense                                          --                 423
Change in operating assets and liabilities:
  Accounts receivable, net                                                 1,436            (1,074)
  Software license installments                                              940             3,261
  Other assets                                                              (101)             (593)
  Accounts payable and accrued expenses                                   (1,775)           (1,538)
  Deferred revenue                                                          (224)              346
  Other non-current liabilities                                             --                 (14)
                                                                        --------          --------
  Total adjustments                                                         (750)            2,185
                                                                        --------          --------
Net cash provided by (used in) operating activities                       (3,124)            2,817
                                                                        --------          --------

Cash used in investing activities:
  Capital expenditures                                                      (614)           (1,241)
                                                                        --------          --------
Net cash used in investing activities                                       (614)           (1,241)
                                                                        --------          --------

Cash provided by financing activities:
  Cash received from exercise of stock options                               217               380
  Cash received from employee stock purchase plan                            282               575
  Net tax benefit attributable to stock options                             --                 185
                                                                        --------          --------
Net cash provided by financing activities                                    499             1,140
                                                                        --------          --------

Effect of exchange rate changes on cash and cash
equivalents                                                                  756              (358)
                                                                        --------          --------

Net change in cash and cash equivalents                                   (2,483)            2,358
Cash and cash equivalents at beginning of period                          33,592            33,726
                                                                        --------          --------
Cash and cash equivalents at end of period                              $ 31,109          $ 36,084
                                                                        ========          ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest paid                                                         $      2          $      6
  Income taxes, net of refunds                                          $    131          $    154


     See accompanying notes to unaudited consolidated financial statements.

                         MOBIUS MANAGEMENT SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

      The accompanying consolidated financial statements at June 30, 2005 and December 31, 2005 and for the three and six month periods ended December 31, 2004 and 2005 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

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

      The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):


                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                   2004                                                  2005
                             ---------------------------------------------------------------------------------------------------
                                Net Loss          Shares         Per Share           Net Income          Shares        Per Share
                               (Numerator)     (Denominator)       Amount           (Numerator)      (Denominator)       Amount
                               -----------     -------------       ------           -----------      -------------       ------
Basic EPS:
Net income (loss)               $(1,101)                                               $317
                                =======                                                ====
Weighted average shares
 outstanding                                       18,383                                               18,706
Basic earnings (loss)
  per share                                                        $(0.06)                                               $0.02
                                                                   ======                                                =====
Diluted EPS:
Net income (loss)               $(1,101)                                               $317
                                =======                                                ====
Dilutive effect of
 stock options                                          -                                                1,097
                                                   ------                                               ------
Weighted average shares
 outstanding                                       18,383                                               19,803
                                                   ======                                               ======
Diluted earnings (loss)
  per share                                                        $(0.06)                                               $0.02
                                                                   ======                                                =====


                                                             Six Months Ended December 31,
                                                             -----------------------------
                                                   2004                                                 2005
                             -----------------------------------------------------------------------------------------------
                                Net Loss          Shares         Per Share           Net Income         Shares         Per Share
                               (Numerator)     (Denominator)       Amount           (Numerator)      (Denominator)       Amount
                               -----------     -------------       ------           -----------      -------------       ------

Basic EPS:
Net income (loss)               $(2,374)                                               $632
                                =======                                                ====
Weighted average shares
 outstanding                                       18,341                                               18,631
Basic earnings (loss)
  per share                                                        $(0.13)                                               $0.03
                                                                   ======                                                =====
Diluted EPS:
Net income (loss)               $(2,374)                                               $632
                                =======                                                ====
Dilutive effect of
 stock options                                          -                                                1,101
                                                   ------                                                -----
Weighted average shares
 outstanding                                       18,341                                               19,732
                                                   ======                                               ======
Diluted earnings (loss)
  per share                                                        $(0.13)                                               $0.03
                                                                   ======                                                =====

      All outstanding stock options for the three and six months ended December 31, 2004, representing an aggregate of 2,295,504 and 2,473,938 shares of common stock, respectively, and certain outstanding stock options for the three and six months ended December 31, 2005, representing an aggregate of 1,643,863 and 1,671,575 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and six months ended December 31, 2004 and 2005.

(3)  Software License Installments Receivable

      In the ordinary course of business, the Company offers extended payment terms to some of its customers, with terms ranging from six months to five years, with the majority in the range of three years to five years. Software license installments are discounted at a market rate of interest. The discount is amortized over the term of the financing to interest income using the interest method. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first six months of fiscal 2006, the Company sold approximately $325,000 of installments receivable (all of which were sold during the fiscal first quarter) under this arrangement, bringing total sales to date under this arrangement to $3.0 million.

 (4)  Property and Equipment

      Property and equipment consists of the following (in thousands):


                                                      Useful         June 30,    December 31,
                                                       Life            2005         2005
                                                       ----            ----         ----

      Computer software and equipment               2-5 years         $8,711        $9,554
      Furniture, fixtures and office equipment       5 years           1,438         1,524
      Leasehold improvements                        5-15 years         3,917         4,066
                                                                      ------        ------
                                                                      14,066        15,144
      Less accumulated depreciation and amortization                 (10,403)      (10,952)
                                                                      ------        ------
      Property and equipment, net                                     $3,663        $4,192
                                                                      ======        ======

      Depreciation and amortization expense on property and equipment was $372,000 and $363,000 for the three months ended December 31, 2004 and 2005, respectively, and $762,000 and $705,000 for the six months ended December 31, 2004 and 2005, respectively.

(5)  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                   June 30,        December 31,
                                                     2005              2005
                                                     ----              ----

      Accounts payable                             $ 2,903            $ 2,026
      Compensation and related benefits              6,030              6,226
      Royalties payable                                974                810
      Other                                          4,456              3,948
                                                   -------           --------
                                                   $14,363           $ 13,010
                                                   =======           ========

(6)  Stock-Based Compensation

      As of December 31, 2005, Mobius had the following stock-based compensation plans, which are described below: the 1996 Stock Incentive Plan (1996 Stock
Plan), the Non-Employee Directors' 1998 Stock Option Plan (Directors' Plan) and the 1998 Employee Stock Purchase Plan (ESPP).

1996 Stock Incentive Plan

      In November 1996, Mobius adopted the 1996 Stock Plan, pursuant to which Mobius' Compensation Committee, whose members have been delegated to serve as the Stock Option Committee (as defined under the 1996 Stock Plan), may grant stock options to officers, employees, directors and consultants. As of December 31, 2005, the 1996 Stock Plan authorizes grants of options to purchase up to 6,338,598 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant, as determined by Mobius' Board of Directors. Stock options generally expire ten years from the grant date. Generally, 20% of the options granted vest on the first anniversary of the grant date and 5% of the remaining options vest every three months thereafter until the options fully vest on the five-year anniversary of the grant date. As of December 31, 2005, there were 1,259,361 shares available for grant under the 1996 Stock Plan. Under the terms of the 1996 Stock Plan, effective as of January 1, 2006, an additional 563,796 shares were authorized for grant of options.

      On June 14, 2005, Mobius' Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options under the 1996 Stock Plan, other than those options awarded to officers of the Company. The Board took this action with the belief that it is in the best interest of stockholders, as it will reduce the Company's reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, the Company recorded pre-tax compensation expense of $250,000, which represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercised.

      At the Company's annual meeting of stockholders on February 7, 2006, the stockholders approved the Company's 2006 Stock Incentive Plan (2006 Stock Plan), which replaces the 1996 Stock Plan. As a result of the approval of the 2006 Stock Plan by the stockholders, option grants will no longer be made under the 1996 Stock Plan but the 1996 Stock Plan will continue in effect with respect to options previously granted under the 1996 Stock Plan. The terms of the 2006 Stock Plan are substantially the same as the 1996 Stock Plan. As of February 7, 2006, there were 1,832,157 shares available for grant under the 2006 Stock Plan.

      The Company presently expects that the number of grants to be made under the 2006 Stock Plan may be reduced from the number of grants historically made under the 1996 Stock Plan, and the Company is currently looking at other compensation alternatives.

Non-Employee Directors' 1998 Stock Option Plan

      In February 1998, Mobius' Board of Directors and stockholders approved and adopted the Directors' Plan. The purpose of the Directors' Plan is to provide an incentive to Mobius' non-employee directors to serve on the Board of Directors and to maintain and enhance Mobius' long-term performance. The Directors' Plan provides for the issuance of a total of 500,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by Mobius for purposes of the Directors' Plan. As of December 31, 2005, there were 170,000 shares available for grant under the Directors' Plan.

      The Directors' Plan provides for initial grants (i.e. upon adoption of the Directors' Plan or upon a non-employee director's initial election to the Board of Directors) of non-qualified stock options to purchase 10,000 shares of common stock. At each annual meeting thereafter, each non-employee director will receive an option to purchase 10,000 shares, provided that such director has served as a director for at least nine months prior to the date of the annual meeting and continues to serve as a director after the meeting. Each option granted under the Directors' Plan has a term of ten years. Options granted under the Directors' Plan prior to February 6, 2006 became exercisable upon grant. Effective February 7, 2006, the Board of Directors amended the Directors' Plan such that one-quarter of the options granted will vest every three months until the options fully vest on the one-year anniversary of the grant date. The exercise price of each option granted under the Directors' Plan is equal to the fair market value of a share of common stock on the date of grant.

1998 Employee Stock Purchase Plan

      In February 1998, the Board of Directors and stockholders of the Company approved and adopted the ESPP. The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. Shares issued under the ESPP during the six months ended December 31, 2004 and 2005 (all of which were issued during the second quarter of the respective fiscal years) totaled 48,506 and 101,792, respectively. As of December 31, 2005, 92,125 shares are reserved for issuance and there were 720,648 remaining shares available to purchase under this plan.

                                ****************

      Prior to July 1, 2005, Mobius accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter and six months ended December 31, 2004, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors' Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, Mobius adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method, and as a result, prior periods have not been restated.

      Under the modified-prospective-transition method, the Company is required to recognize stock-based employee compensation cost for: (a) all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) all share-based awards granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). No options were granted under the Stock Plan and Directors' Plan during the six months ended December 31, 2005, and 101,792 shares were granted under the ESPP during the six months ended December 31, 2005 (all of which were granted during the fiscal second quarter of 2006).

      As a result of adopting SFAS No. 123(R) on July 1, 2005, Mobius' income before income taxes and net income for the quarter ended December 31, 2005, were $196,000 and $165,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended December 31, 2005 would have been $0.03 and $0.02 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.02 and $0.02, respectively. Mobius' income before income taxes and net income for the six months ended December 31, 2005, were $423,000 and $362,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $0.05 and $0.05, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.03 and $0.03, respectively.

      Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the Company classifies the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The $185,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).

      The following table illustrates the effect on net loss and loss per share during the quarter and six months ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under

Mobius' 1996 Stock Plan and ESPP. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes option-pricing formula and amortized to expense over the options' vesting periods.

                                                     Three Months    Six Months
                                                        Ended           Ended
                                                          December 31, 2004
                                                          -----------------

Net loss, as reported                                 $ (1,101)      $(2,374)
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of tax                                (442)       (1,119)
                                                    ----------------------------
Pro forma net loss                                    $ (1,543)     $ (3,493)
                                                    ============================

Basic net loss per share- as reported                 $  (0.06)      $ (0.13)
Basic net loss per share- pro forma                   $  (0.08)      $ (0.19)
Diluted net loss per share-as reported                $  (0.06)      $ (0.13)
Diluted net loss per share- pro forma                 $  (0.08)      $ (0.19)

      For purposes of the pro forma stock-based compensation disclosed above and for computing stock-based compensation under SFAS No. 123(R) effective July 1, 2005, the Company used the Black Scholes option pricing model for all options granted. For the 1996 Stock Plan, the per share weighted average fair value of stock options granted during the quarter and six months ended December 31, 2004, was $4.46 and $3.88, respectively, on the date of grant. No stock options under the 1996 Stock Plan were granted during the six months ended December 31, 2005. Stock option grants during the quarter and six months ended December 31, 2004, assumed volatility of 92% and 97%, respectively, expected dividend yield of 0.0% and an expected life of 4.3 years and 4.3 years, respectively. The assumed risk free interest rate on the date of stock option grants for the quarter and six months ended December 31, 2004 was 3.4% and 3.7%, respectively.

      No options were granted under the Directors' Plan during the six months ended December 31, 2005 and 2004.

      The fair value of an employee stock purchase grant under the ESPP is estimated as the sum of 15% of the grant date market price of Mobius common stock and 85% of the fair value of a stock option, as determined using the Black Scholes option pricing model. Employee stock purchase grants under the ESPP are made on the first day of the plan-year, which runs from November 1 through October 31. The ESPP year runs from November 1 through October 31. Since the ESPP fiscal year varies from the Company's financial reporting fiscal year (which runs from July 1 through June 30), the following assumptions have been used with respect to the ESPP plan years. The per share weighted average fair value of employee stock purchase options granted during the six months ended December 31, 2004 and 2005 ranged between $2.72 and $5.26 and $1.85 and $2.72, respectively, on the date of grant. Employee stock purchase option grants during the six months ended December 31, 2004 and 2005 assumed volatility of a range between 69% and 77% and 39% and 69%, respectively, expected dividend yield of 0.0% and an expected life of one year. The assumed risk free interest rate on the date of employee stock purchase option grants for the six months ended December 31, 2004 and 2005 ranged between 1.3% and 2.3% and 2.3% and 4.3%, respectively.

      Our estimates of expected volatility and expected option life are based on historical data. The risk free interest rate coincides with the U.S. treasury rate at date of grant with a maturity equal to the expected life of the option.

      A summary of option activity under the 1996 Stock Plan and the Directors' Plan as of December 31, 2005, and changes during the six months then ended is presented below (aggregate intrinsic value in thousands of dollars):


                                                                                 Weighted Average
                                                            Weighted Average        Remaining            Aggregate
Options                                       Shares         Exercise Price      Contractual Term     Intrinsic Value
-------                                       ------         --------------      ----------------     ---------------

Outstanding at June 30, 2005                3,900,648             $5.07
Granted                                            --                --
Exercised                                    (160,632)            $2.36
Forfeited                                     (49,975)            $8.73
Expired                                            --                --
                                        -------------------
Outstanding at December 31, 2005            3,690,041             $5.14                4.33               $8,312
                                        =================== ================== ===================== ==================
Vested and exercisable at
  December 31, 2005                         3,341,141             $4.94                3.94               $8,047
                                        =================== ================== ===================== ==================

      The intrinsic value of options exercised during the six months ended December 31, 2004 and 2005 was approximately $435,000 and $561,000, respectively. Cash received from option exercises under all share-based payment arrangements for the six months ended December 31, 2004 and 2005 was $217,000 and $380,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the six months ended December 31, 2005 totaled $177,000 relating to the 1996 Stock Plan and $8,000 relating to the ESPP. There was no tax benefit realized for the six months ended December 31, 2004. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which share-based compensation deductions are assumed to be utilized before net operating losses generated by operations. The Company presently expects that it will calculate its July 1, 2005, SFAS No. 123(R) adoption date pool of windfall tax benefits using the FSP 123(R) c shortcut method.

      As of December 31, 2005, there was approximately $812,000 of unrecognized compensation expense related to unvested share-based awards under the 1996 Stock Plan. This amount is expected to be recognized over a weighted-average period of approximately 1.80 years. For awards granted prior to July 1, 2005, compensation cost is amortized over the vesting period using the tranche method proscribed in FIN 28. Compensation cost for awards granted after the adoption date of SFAS No. 123(R) is amortized on a straight line basis over the vesting period. The total fair value of shares vested during the six months ended December 31, 2004 and 2005, was approximately $721,000 and $188,000, respectively. As of December 31, 2005, unamortized compensation expense of approximately $115,000 relating to the ESPP will be recognized by the end of the plan year, October 31, 2006.

      Mobius has a policy of issuing previously authorized shares to satisfy share option exercises and expects to continue that practice for the foreseeable future.

 (7)  Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended December 31, 2004 and 2005 is as follows (in thousands):


                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                               2004          2005          2004      2005
                                               ----          ----          ----      ----

Net income (loss)                            $(1,101)        $317        $(2,374)    $632
Unrealized translation gain (loss)               757         (342)           904     (373)
                                            ------------------------  ----------------------
Comprehensive income (loss)                    $(344)        $(25)       $(1,470)    $259
                                            ========================  ======================

(8)  Commitments and Contingencies

      In compliance with the lease of the Company's corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9)  Goodwill and Other Intangible Assets

      Intangible assets as of June 30, 2005 and December 31, 2005 were as follows (in thousands):


                                               June 30, 2005                          December 31, 2005
                                ----------------------------------------     --------------------------------------
                                            Accumulated                                  Accumulated
                                Gross       Amortization        Net          Gross       Amortization        Net
                                -----       ------------        ---          -----       ------------        ---

Completed technology            $1,780         $1,003         $  777         $1,780         $1,270         $  510
Customer relationships             277            107            170            277            153            124
                                ------         ------         ------         ------         ------         ------
Total                           $2,057         $1,110         $  947         $2,057         $1,423         $  634
                                ======         ======         ======         ======         ======         ======

      Aggregate amortization expense for intangible assets for each of the quarters ended December 31, 2004 and 2005 was $157,000, and for each of the six months ended December 31, 2004 and 2005 was $313,000. Amortization expense for the remainder of the fiscal year ended June 30, 2006, and for the fiscal year ended June 30, 2007, for acquisitions completed through December 31, 2005, is estimated to be $313,000 and $321,000, respectively.

      Changes in the carrying amount of goodwill for the six months ended December 31, 2005 were as follows (in thousands):

                                                                       Total
                                                                       -----

Balance as of June 30, 2005                                            $2,733
  Effect of exchange rate changes                                          (8)
                                                                      -------
Balance as of December 31, 2005                                        $2,725
                                                                      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In this section, we give readers a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to "last year's quarter" and "this quarter" refer to our fiscal quarters ended December 31, 2004 and 2005, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

      Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, statements regarding market acceptance of our new and existing products, ability to manage expenses, fluctuations in period to period results, seasonality, uncertainty of future operating results, cost of compliance with the Sarbanes-Oxley Act, long and unpredictable sales cycles, technological change, extended payment risk, product concentration, competition, international sales and operations, expansion of indirect channels, sufficient revenue from professional services, protection of intellectual property, dependence on licensed technology, risk of product defects, product liability, management of growth, dependence on executive management, other key employees and subcontractors, concerns about transaction security on the Internet, factors affecting valuation of stock option expense, changes in prevailing equity-based compensation practices, general conditions in the economy and the impact of recently enacted or proposed regulations. These risks and uncertainties are described in detail from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, filed on September 9, 2005, and our Quarterly Reports on Form 10-Q. Forward-looking statements included in this quarterly report are based on information known to us as of the date of this quarterly report and we accept no obligation (and expressly disclaim any obligations) to update these forward-looking statements and we do not intend to do so.

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

      Our ViewDirect(R) TCM is a comprehensive suite of solutions that meet a broad and diverse range of enterprise requirements for managing and delivering content. ViewDirect TCM supports both the "human-created" content -- generated by users of desktop applications -- and the "application-created" content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. ViewDirect TCM includes facilities for integrated access to disparate content repositories, as well as products that support content-intensive applications including:

o     content integration;
o     records management;
o     e-mail management;
o     Web content management;
o     business process management;
o     high-volume imaging;
o     enterprise report distribution;
o an audit and balancing facility that monitors the accuracy and consistency of enterprise data, including an option that manages electronic spreadsheets; and
o a suite of content-centric applications that address industry-specific and cross-industry business requirements, such as e-presentment, automated loan and policy processing, and automated accounts payable and receivable.

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

      Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. The vast majority of our software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Maintenance revenue is generally recognized ratably over the term of the support, typically 12 months. The unearned portion of maintenance revenue is classified as deferred revenue.

      We offer installment contracts to our customers, which provide for periodic payments, with terms ranging from six months to five years, with the majority in the range of three years to five years. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity. Therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. Beginning July 1, 2005, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward.

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

Results of Operations

      The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:


                                                       Three Months Ended                  Six Months Ended
                                                          December 31,                        December 31,
                                                     2004              2005              2004              2005
                                                     ----              ----              ----              ----

Revenues:
  Software license                                   37.8%             43.7%             37.0%             42.8%
  Maintenance                                        56.2              47.7              57.3              48.8
  Professional service and other                      6.0               8.6               5.7               8.4
                                                    -----             -----             -----             -----
    Total revenues                                  100.0             100.0             100.0             100.0
                                                    -----             -----             -----             -----

Cost of revenues:
  Software license                                    1.3               1.7               1.3               1.5
  Maintenance                                        10.5               8.6              11.3               8.7
  Professional service and other                      5.8               6.6               5.3               6.5
                                                    -----             -----             -----             -----
    Total costs of revenues                          17.6              16.9              17.9              16.7
                                                    -----             -----             -----             -----

Gross profit                                         82.4              83.1              82.1              83.3
                                                    -----             -----             -----             -----

Operating expenses:
  Sales and marketing                                50.2              41.4              48.9              42.3
  Research and development                           32.2              26.6              32.5              26.2
  General and administrative                         16.6              15.6              16.2              15.3
                                                    -----             -----             -----             -----
    Total operating expenses                         99.0              83.6              97.6              83.8
                                                    -----             -----             -----             -----

Loss from operations                                (16.6)             (0.5)            (15.5)             (0.5)

Interest income, net                                  3.1               2.7               3.0               2.7
Other income (expense)                               (0.1)              0.1               0.1               0.1
                                                    -----             -----             -----             -----
Income (loss) before income taxes                   (13.6)              2.3             (12.4)              2.3

Provision for (benefit from) income taxes            (7.5)              0.9              (5.7)              0.8
                                                    -----             -----             -----             -----
Net income (loss)                                    (6.1)%             1.4%             (6.7)%             1.5%
                                                    =====             =====             =====             =====

Executive Overview

      Total revenues in the fiscal second quarter of 2006 of $21.8 million were 19.7% higher than revenues of $18.2 million in the same quarter last year. Operating loss in the fiscal second quarter of 2006 was $120,000, or (0.5)% of revenues, as compared with a loss of $3.0 million, or (16.6)% of revenues, in the same quarter last year. Net income for the fiscal second quarter of 2006 was $317,000, or $0.02 per diluted share, as compared with a net loss of $1.1 million, or ($0.06) per share, in the same quarter last year. Our earnings in the fiscal second quarter of 2006 were reduced by a pre-tax expense of $196,000, or $0.01 per share, related to stock-based compensation recorded pursuant to SFAS No. 123(R). For additional information regarding the adoption of SFAS No. 123(R), see the section entitled "Stock-Based Compensation" below and Note 6 to the accompanying Consolidated Financial Statements.

      Total revenues in the first six months of fiscal 2006 of $43.2 million were 22.3% higher than revenues of $35.3 million in the same period last year. Operating loss in the first six months of fiscal 2006 was $223,000, or (0.5)% of revenues, as compared with a loss of $5.5 million, or (15.5)% of revenues, in the same period last year. Net income for the first six months of fiscal 2006 was $632,000, or $0.03 per diluted share, as compared with a net loss of $2.4 million, or ($0.13) per share, in the same period last year. Our earnings in the first six months of fiscal 2006 were reduced by a pre-tax expense of $423,000, or $0.02 per share, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

      The increase in revenues for both the second quarter and first six months of fiscal 2006 was primarily due to increased license revenue resulting from improved sales execution, as well as increased professional service activity. In addition, this is our third consecutive profitable quarter. As we previously disclosed, we took steps in the second half of fiscal 2005 to improve our execution, particularly in the areas of sales and marketing. While we do not believe that the impact of these moves, which included changes in key management positions, have been fully realized, we have made significant progress. There can be no assurance that the impact of these moves will meet our expectations.

      We believe we are well positioned to meet the growing demand for content management solutions as companies intensify their search for ways to integrate content across various applications and to comply with government regulations, such as those mandated by the Sarbanes-Oxley Act. In addition to improving our overall execution, we intend to enhance our market position through recent additions to our product portfolio, including:

      o the market launch of ABS for Spreadsheet Compliance, which allows organizations of all sizes to manage and control the lifecycle of spreadsheets while ensuring the integrity and reliability of the data within;
      o the release of our next-generation TCI, our solution for accessing information from any repository and making it available to any user or business application; and
      o the introduction of new enterprise records and email management capabilities available as part of our ViewDirect suite.

      There can be no assurance, however, that such additions to our product portfolio will enhance our market position.

      We believe that the content management markets in which we operate will experience growth in the near term and that our newer products will provide additional opportunities for growth. We believe that our products can help our customers solve their challenges meeting regulatory compliance requirements, reducing the cost and increasing the efficiency of paper-based processes and gaining control of intellectual assets in the form of unstructured content to increase productivity. However, we believe market factors are driving customers to cautiously spend on enterprise software, which can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect(TM), ViewDirect E-mail Management, ViewDirect Contenuity, TCI and ViewDirect-ABS, will develop as anticipated or that the changes we made to improve our sales execution, building order pipeline and new product integration will be successful.

      Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2005

Revenues:

o Total revenues increased 19.7% from $18.2 million in last year's quarter to $21.8 million this quarter. Domestic revenues increased 24.5% from $14.3 million in last year's quarter to $17.8 million this quarter. International revenues increased 2.1% from $3.9 million in last year's quarter to $4.0 million this quarter. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended December 31, 2005, as compared with the quarter ended December 31, 2004.

      o Software license revenues increased 38.3% from $6.9 million in last year's quarter to $9.5 million this quarter. The increase in software license revenues reflects improvements in sales and marketing management and effectiveness and related higher pipeline levels that impacted our domestic operations. Also contributing to the increase was a higher average sales price as compared with the prior year's quarter.

      o Maintenance revenues increased from $10.2 million in last year's quarter to $10.4 million this quarter. The increase in maintenance revenues was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were substantially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs.

            Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 25% and 20% of total software license revenues during the fiscal second quarter of 2005 and 2006, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements, which typically have five year license terms.

      o Professional service and other revenues increased 73.4% from $1.1 million in last year's quarter to $1.9 million this quarter, reflecting work on several large contracts during the current fiscal quarter. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for both periods were not significant.

Cost of Revenues:

o Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 54.2% from $240,000 in last year's quarter to $370,000 this quarter, representing 3.5% and 3.9%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in such costs was primarily due to the sale of more third-party software in the current quarter.

o Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group, and to a lesser extent, royalties on third-party products. The cost of maintenance revenues was $1.9 million in last year's quarter and in this quarter, representing 18.7% and 17.9%, respectively, of maintenance revenues in those quarters. The decrease in cost of maintenance revenues as a percentage of maintenance revenues is primarily due to decreased utilization of Professional Services personnel in Customer Support projects and resulting lower allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third party subcontractor costs. The cost of professional service and other revenues increased 39.6% from $1.0 million in last year's quarter to $1.5 million this quarter. These costs as a percentage of professional service and other revenues decreased from 96.3% in last year's quarter to 77.5% in this quarter. This was primarily due to the leverage of personnel costs over higher revenues. Partially offsetting this improvement was an increase in third-party subcontractor costs and a decrease in the allocation of Professional Services personnel costs to other departments.

Operating Expenses:

o Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including salaries, incentive compensation costs, travel and entertainment costs and bad debt expense. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials and advertising. These expenses were $9.1 million in last year's quarter and $9.0 million in this quarter, representing 50.2% and 41.4%, respectively, of total revenues in those quarters. The decrease in sales and marketing expenses was primarily attributable to lower costs related to decreased headcount, substantially offset by higher incentive compensation costs as a result of higher software license and professional service revenues and a new compensation plan for marketing.

o Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses decreased from $5.9 million in last year's quarter to $5.8 million this quarter, representing 32.2% and 26.6%, respectively, of total revenues in those quarters. The decrease in research and development expenses was primarily due to lower subcontractor fees relating to a decrease in third-party development work on certain projects, partially offset by a decrease in the prior year of an accrual for medical claims liability.

o General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 12.5% from $3.0 million in last year's quarter to $3.4 million this quarter, representing 16.6% and 15.6%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to increases in a number of items including: personnel costs, primarily salaries and bonus compensation costs; compensation expense on stock options relating to SFAS No. 123(R); and, professional fees, primarily due to increased legal-related fees.

Interest income and other income (expense):

      Interest income, net of interest expense, was $556,000 in last year's quarter and $588,000 in this quarter. The increase in interest income is primarily attributable to higher interest rates on invested cash balances and installments receivable, partially offset by a decrease in interest income from lower installments receivable balances. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency losses were $4,000 in last year's quarter and gains of $24,000 this quarter. Other miscellaneous income (expense) was insignificant for both last year's quarter and this quarter.

Provision for (benefit from) income taxes:

      The tax benefit from income taxes was $1.4 million (effective tax benefit rate of 55.3%) in last year's quarter and a tax provision for income taxes of $175,000 (effective tax provision rate of 35.6%) in this quarter. The higher effective tax rate in last year's quarter reflects the additive impact of the research and development tax credit on a benefit rate, as well as a "catch-up" adjustment to reflect the reenactment of the research and development tax credit, which was not available in the fiscal first quarter of 2005. The current quarter's effective tax rate was negatively impacted by our inability to claim a full year U.S. research and development tax credit due to the expiration of the credit effective on December 31, 2005.

      Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2005

Revenues:

o Total revenues increased 22.3% from $35.3 million in the first six months of fiscal 2005 to $43.2 million in the first six months of fiscal 2006. Domestic revenues increased 13.5% from $28.5 million in the first six months of fiscal 2005 to $32.4 million in the first six months of fiscal 2006. International revenues increased 59.4% from $6.8 million in the first six months of fiscal 2005 to $10.8 million in the first six months of fiscal 2006. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first six months of fiscal 2005, as compared with the first six months of fiscal 2006.

      o Software license revenues increased 41.5% from $13.1 million in the first six months of fiscal 2005 to $18.5 million in the first six months of fiscal 2006. The increase in software license revenues reflects improvements in sales and marketing management and effectiveness and related higher pipeline levels that impacted our domestic and international operations. Also contributing to the increase was a higher average sales price as compared with the prior year period.

      o Maintenance revenues increased 4.1% from $20.2 million in the first six months of fiscal 2005 to $21.1 million in the first six months of fiscal 2006. The increase in maintenance revenues was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were substantially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs.

            Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 37% and 30% of total software license revenues during the first six months of fiscal 2005 and 2006, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements, which typically have five year license terms.

      o Professional service and other revenues increased 80.9% from $2.0 million in the first six months of fiscal 2005 to $3.6 million in the first six months of fiscal 2006, reflecting work on several large contracts during the first six months of fiscal 2006. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for both periods were not significant.

Cost of Revenues:

o Cost of software license revenues increased 43.6% from $456,000 in the first six months of fiscal 2005 to $655,000 in the first six months of fiscal 2006, representing 3.5% of software license revenues in each of those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The increase in such costs was primarily due to the sale of more third-party software in the current period.

o Cost of maintenance revenues decreased 6.7% from $4.0 million in the first six months of fiscal 2005 to $3.7 million in the first six months of fiscal 2006, representing 19.7% and 17.7%, respectively, of maintenance revenues in those periods. The decrease in cost of maintenance revenues is primarily due to decreased utilization of Professional Services personnel in Customer Support projects and resulting lower allocation of these costs to cost of maintenance revenues.

o Cost of professional service and other revenues increased 50.9% from $1.9 million in the first six months of fiscal 2005 to $2.8 million in the first six months of fiscal 2006. These costs as a percentage of professional service and other revenues decreased from 94.0% in the first six months of fiscal 2005 to 78.4% in the first six months of fiscal 2006. This was primarily due to the leverage of personnel costs over higher revenues. Partially offsetting this improvement was an increase in third-party subcontractor costs and a decrease in the allocation of Professional Services personnel costs to other departments.

Operating Expenses:

o Sales and marketing expenses increased 5.6% from $17.3 million in the first six months of fiscal 2005 to $18.2 million in the first six months of fiscal 2006, representing 48.9% and 42.3%, respectively, of total revenues in those periods. Sales and marketing expenses increased due to higher incentive compensation costs as a result of higher software license revenue and professional service revenues, a new compensation plan for marketing and an increase in compensation expense on stock options relating to SFAS No. 123(R). These increases were partially offset by lower costs relating to decreased headcount.

o Research and development expenses decreased from $11.5 million in the first six months of fiscal 2005 to $11.3 million in the first six months of fiscal 2006, representing 32.5% and 26.2%, respectively, of total revenues in those periods. The decrease in research and development expenses was primarily due to lower subcontractor fees relating to a decrease in third-party development work on certain projects, partially offset by increased personnel costs, primarily salaries and overtime.

o General and administrative expenses increased 16.1% from $5.7 million in the first six months of fiscal 2005 to $6.6 million in the first six months of fiscal 2006, representing 16.2% and 15.3%, respectively, of total revenues in those periods. The increase in general and administrative expenses was due to increases in a number of items including: personnel costs, primarily as a result of salary increases and bonus compensation costs; professional fees, primarily as a result of increased accounting-related fees related to Sarbanes-Oxley compliance work; and, compensation expense on stock options relating to SFAS No. 123(R).

Interest income and other income (expense):

      Interest income, net of interest expense, was $1.1 million in the first six months of fiscal 2005 and $1.2 million in the first six months of fiscal 2006. The increase in interest income is primarily attributable to higher interest rates on invested cash balances and installments receivable, partially offset by a decrease in interest income from lower installments receivable balances. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency gains were $30,000 in the first six months of fiscal 2005 and $25,000 in the first six months of fiscal 2006. Other miscellaneous income (expense) was insignificant for both periods.

Provision for (benefit from) income taxes:

      The tax benefit from income taxes was $2.0 million (effective tax benefit rate of 46.0%) in the first six months of fiscal 2005 and a tax provision for income taxes of $352,000 (effective tax provision rate of 35.8%) in the first six months of fiscal 2006. The higher effective rate in the prior year reflects the additive impact of the research and development tax credit on a benefit rate. The effective tax rate for the first six months of fiscal 2006 was negatively impacted by our inability to claim a full year U.S. research and development tax credit due to the expiration of the credit effective on December 31, 2005.

Liquidity and Capital Resources

Executive Overview

      Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of December 31, 2005, we had cash and cash equivalents of $36.1 million, a 7.0% increase from the $33.7 million held at June 30, 2005. The increase was primarily due to cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges), a reduction in software license installments receivable and cash received from equity-based benefit plans. These increases were partially offset by a net increase in other working capital accounts and capital expenditures. As of December 31, 2005 and June 30, 2005, the Company had no bank debt outstanding.

      We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. As discussed in the section entitled, "Software License Installments Receivable" below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to General Electric

Capital Corporation ("GECC"). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the first six months of fiscal 2006, we sold approximately $325,000 of installments receivable (all of which were sold during the fiscal first quarter) under this arrangement, bringing total sales to date under this arrangement to $3.0 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

                                      *****

      Net cash used in operating activities was $3.1 million during the first six months of fiscal 2005 and net cash provided by operating activities was $2.8 million during the first six months of fiscal 2006. Our primary uses of cash during the first six months of fiscal 2005 were primarily due to pre-tax losses, as well as a decrease in accounts payable and accrued expenses, primarily due to decreases in accrued commissions, salaries and bonuses. These uses were partially offset by a reduction in accounts receivable balances, primarily due to collections and decreased software license revenues, and a decrease in software license installments receivable. Our primary sources of cash during the first six months of fiscal 2006 were from cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges) and a reduction in software license installments receivable, partially offset by an increase in accounts receivable and reductions in accounts payable and accrued expenses. Software license installments, which decreased 10.5% from $30.9 million at June 30, 2005 to $27.7 million at December 31, 2005, represent payments due from customers for license fees that are paid over the term of the installment agreement. The decrease was primarily due to collections, the sale of approximately $325,000 of installments receivable to GECC and a lower percentage of financed licenses. For additional information, see the section entitled "Software License Installments Receivable" below.

      Net cash used in investing activities was $614,000 and $1.2 million in the first six months of fiscal 2005 and 2006, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements.

      Net cash provided by financing activities was $499,000 and $1.1 million in the first six months of fiscal 2005 and 2006, respectively. Net cash provided by financing activities for the first six months of fiscal 2005 was due to employee stock purchases under the employee stock purchase plan of $282,000 and the exercise of stock options by employees of $217,000. Net cash provided by financing activities for the first six months of fiscal 2006 was due to employee stock purchases under the employee stock purchase plan of $575,000, the exercise of stock options by employees of $380,000 and the net tax benefit attributable to stock options of $185,000.

      Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of December 31, 2005, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                           Operating
                                                            Leases
                                                            ------
Year Ended:
----------

December 31, 2006                                          $  2,901
December 31, 2007                                             2,690
December 31, 2008                                             2,386
December 31, 2009                                             1,970
December 31, 2010                                               901
                                                           --------
Total minimum lease payments                               $ 10,848
                                                           ========

      In addition to the commitments shown above, we have commitments at December 31, 2005 for future purchases of goods and services of approximately $220,000.

      In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

Accounts Receivable Reserves

      Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2005 and December 31, 2005, approximately 74% and 73%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. Accounts receivable reserves were $595,000 and $580,000 at June 30, 2005 and December 31, 2005, respectively.

Software License Installments Receivable

      As of December 31, 2005, software license installments amounted to $27.7 million, a decrease of 10.5% compared with the June 30, 2005 balance of $30.9 million. This decrease was primarily due to collections, the sale of approximately $325,000 of installments receivable to GECC and a lower percentage of financed licenses in the first six months of fiscal 2006. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. To date, we have sold approximately $3.0 million of installments receivable to GECC. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

      As of December 31, 2005, one customer had a balance equal to 14.8% of total software license installments. No other customer had a balance in excess of 3.6% of total software license installments. As of December 31, 2005, total software license installments receivable have an average age of approximately
1.4 years.

      We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

      Deferred revenues consist primarily of the unearned portion of maintenance revenues and, to a lesser extent, license and service contracts. Current and non-current deferred revenues totaled $26.4 million at June 30, 2005 and $26.8 million at December 31, 2005. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of December 31, 2005, current deferred revenues totaled $24.4 million and non-current deferred revenues totaled $2.4 million. It is anticipated that current deferred revenues of $24.4 million will be recognized as revenues within the next twelve months.

Stock-Based Compensation

      As of December 31, 2005, we had the following stock-based compensation plans: the 1996 Stock Incentive Plan (1996 Stock Plan), the Non-Employee Directors' 1998 Stock Option Plan (Directors' Plan) and the 1998 Employee Stock Purchase Plan (ESPP). At our annual meeting of stockholders on February 7, 2006, the stockholders approved our 2006 Stock Incentive Plan (2006 Stock Plan), which replaces the 1996 Stock Plan. As a result of the approval of the 2006 Stock Plan by the stockholders, option grants will no longer be made under the 1996 Stock Plan but the 1996 Stock Plan will continue in effect with respect to options previously granted under the 1996 Stock Plan. A copy of the 2006 Stock Plan is attached as Exhibit 10.1 hereto. Also, effective February 7, 2006, the Board of Directors amended the Directors' Plan such that one-quarter of the options granted will vest every three months until the options fully vest on the one-year anniversary of the grant date. A copy of this Amendment No. 3 to the Directors' Plan is attached as Exhibit 10.2 hereto. Key terms of these plans are summarized in Note 6 to the accompanying Consolidated Financial Statements.

      Prior to July 1, 2005, we accounted for these stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter and six months ended December 31, 2004, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors' Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      On June 14, 2005, our Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options issued under the 1996 Stock Plan, other than those options awarded to officers. Our Board took this action with the belief that it is in the best interest of stockholders, as it will reduce our reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, we recorded pre-tax compensation expense of $250,000, which represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercised.

      We presently expect that the number of grants to be made under the 2006 Stock Plan may be reduced from the number of grants historically made under the 1996 Stock Plan, and we are currently looking at other compensation alternatives.

      Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under the modified-prospective-transition method, prior period financial statements are not restated. As a result of adopting SFAS No. 123(R) on July 1, 2005, our income before income taxes and net income for the quarter ended December 31, 2005, were $196,000 and $165,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended December 31, 2005 would have been $0.03 and $0.02 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.02 and $0.02, respectively. Our income before income taxes and net income for the six months ended December 31, 2005, were $423,000 and $362,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $0.05 and $0.05, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.03 and $0.03, respectively.

      The following table illustrates the effect on loss before income taxes, net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under our 1996 Stock Plan and ESPP during the second quarter and six months ended December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes options-pricing formula and amortized to expense over the options' vesting periods.


                                                     Three Months     Six Months
                                                         Ended           Ended
                                                         -----           -----
                                                          December 31, 2004
                                                          -----------------

Loss before income taxes- as reported                  $(2,464)        $(4,396)
Loss before income taxes- pro forma                    $(3,020)        $(5,729)
Net loss- as reported                                  $(1,101)        $(2,374)
Net loss- pro forma                                    $(1,543)        $(3,493)
Basic net loss per share- as reported                  $ (0.06)        $ (0.13)
Basic net loss per share- pro forma                    $ (0.08)        $ (0.19)
Diluted net loss per share- as reported                $ (0.06)        $ (0.13)
Diluted net loss per share- pro forma                  $ (0.08)        $ (0.19)

      It is expected that the unrecognized stock-based compensation expense of approximately $927,000 at December 31, 2005, will be recognized against income over a weighted-average period of approximately 1.72 years.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of December 31, 2005, Mobius held no marketable securities.

      The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - Risk Factors

      There are no material changes to the Risk Factors previously disclosed under the title "Factors Affecting Future Performance" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

None.

Item 6. - Exhibits

          Exhibit No.       Description
          -----------       -----------

            3.1(1)          Form of Second Amended and Restated Certificate of
                            Incorporation of the Registrant.
            3.2(1)          Form of Restated By-Laws of the Registrant.
            4.1(1)          Specimen certificate representing the Common Stock.
            10.1            2006 Stock Incentive Plan.
            10.2            Amendment No. 3 to Non-Employee Directors' 1998
                            Stock Option Plan.
            31.1            CEO Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
            31.2            CFO Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
            32.1            CEO Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.
            32.2            CFO Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.


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

Date:  February 8, 2006

                                   MOBIUS MANAGEMENT SYSTEMS, INC.

                                   By: /s/ Raymond F. Kunzmann
                                      ------------------------------------------
                                           Raymond F. Kunzmann
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)