Form 10-Q
period 2006-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2006-05-09
CIK 1025148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark one)
                            [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

(914) 921-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer | |                         Accelerated Filer |X|                     Non-accelerated Filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES | | NO |X|

Number of shares outstanding of the issuer's common stock as of May 3, 2006

Class                                         Number of Shares Outstanding

        Common Stock, par value $0.0001 per share                                 18,925,995

MOBIUS MANAGEMENT SYSTEMS, INC.

 INDEX

PART I.         FINANCIAL INFORMATION

    Item 1.    Financial Statements

            Consolidated Balance Sheets
            June 30, 2005 and March 31, 2006

            Consolidated Statements of Operations
Three months and nine months ended March 31, 2005 and 2006

            Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2006

            Consolidated Statements of Cash Flows
Nine months ended March 31, 2005 and 2006

            Notes to Unaudited Consolidated Financial Statements

Item2.    Management's Discussion and Analysis of Financial
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

    Item 1A.        Risk Factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

    Item 5.    Other Information

    Item 6.    Exhibits

SIGNATURES

CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data and per share data)

	June 30,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,726	$35,306
Accounts receivable, net of allowances of $595 and $467, respectively	10,519	13,000
Software license installments, current portion	12,926	12,095
Other current assets	2,310	2,821
Total current assets	59,481	63,222

Software license installments, non-current portion, net of allowance for doubtful accounts of $161 and $108, respectively	17,991	14,016
Property and equipment, net	3,663	4,080
Deferred income taxes	5,217	4,742
Other assets	3,963	3,512
Total assets	$90,315	$89,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,363	$14,046
Deferred revenues	23,344	21,509
Deferred income taxes	5,229	4,815
Total current liabilities	42,936	40,370

Deferred revenues	3,091	2,194
Other non-current liabilities	721	483
Total liabilities	46,748	43,047

Stockholders’ equity:
Common stock, $.0001 par value; authorized 40,000,000 shares; issued 23,884,999 and 24,278,943 shares, respectively; outstanding 18,530,776 and 18,924,720 shares, respectively	2	2
Additional paid-in capital	55,753	57,908
Retained earnings	3,573	4,497
Accumulated other comprehensive income	221	100
Treasury stock, at cost, 5,354,223 shares	(15,982)	(15,982)
Total stockholders’ equity	43,567	46,525

Total liabilities and stockholders' equity	$90,315	$89,572

See accompanying notes to unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006

Revenues:
Software license	$6,751	$9,126	$19,830	$27,628
Maintenance	10,586	10,435	30,805	31,491
Professional service and other	1,946	2,070	3,948	5,691
Total revenues	19,283	21,631	54,583	64,810

Cost of revenues:
Software license	1,050	183	1,506	838
Maintenance	2,095	1,930	6,082	5,648
Professional service and other	1,470	1,566	3,351	4,405
Total cost of revenues	4,615	3,679	10,939	10,891

Gross profit	14,668	17,952	43,644	53,919

Operating expenses:
Sales and marketing	8,617	9,085	25,873	27,314
Research and development	5,679	6,002	17,175	17,316
General and administrative	3,140	3,319	8,865	9,966
Total operating expenses	17,436	18,406	51,913	54,596

Loss from operations	(2,768)	(454)	(8,269)	(677)

Interest income, net	531	577	1,614	1,759
Other income (expense)	(3)	20	19	45
Income (loss) before income taxes	(2,240)	143	(6,636)	1,127

Provision for (benefit from) income taxes	(1,304)	(149)	(3,326)	203

Net income (loss)	$(936)	$292	$(3,310)	$924

Basic earnings (loss) per share	$(0.05)	$0.02	$(0.18)	$0.05
Basic weighted average shares outstanding	18,444	18,870	18,375	18,709
Diluted earnings (loss) per share	$(0.05)	$0.01	$(0.18)	$0.05
Diluted weighted average shares outstanding	18,444	19,942	18,375	19,804

See accompanying notes to unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED MARCH 31, 2006
(Unaudited, in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares Amount		Total Stockholders’ Equity
Balance at June 30, 2005	18,531	$2	$55,753	$3,573	$221	5,354	$(15,982)	$43,567
Net income	-	-	-	924	-	-	-	924
Change in other comprehensive income, net of tax	-	-	-	-	(121)	-	-	(121)
Comprehensive income								803

Stock options exercised, including tax benefit	292	-	958	-	-	-	-	958
Stock purchase plan, including tax benefit	102	-	584	-	-			584
Stock based compensation expense	-	-	613	-	-	-	-	613
Balance at March 31, 2006	18,925	$2	$57,908	$4,497	$100	5,354	$(15,982)	$46,525

See accompanying notes to unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2005	2006
Cash provided by (used in) operating activities:
Net income (loss)	$(3,310)	$924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(2,973)	61
Depreciation and amortization	1,621	1,520
Stock-based compensation expense	-	613
Change in operating assets and liabilities:
Accounts receivable, net	(988)	(2,481)
Software license installments	1,387	4,806
Other assets	(237)	(527)
Accounts payable and accrued expenses	(720)	(317)
Deferred revenue	(1,091)	(2,732)
Other non-current liabilities	-	(238)
Total adjustments	(3,001)	705
Net cash provided by (used in) operating activities	(6,311)	1,629

Cash used in investing activities:
Capital expenditures	(760)	(1,465)
Net cash used in investing activities	(760)	(1,465)

Cash provided by financing activities:
Cash received from exercise of stock options	364	661
Cash received from employee stock purchase plan	282	575
Net tax benefit attributable to stock options	-	306
Net cash provided by financing activities	646	1,542

Effect of exchange rate changes on cash and cash equivalents	451	(126)

Net change in cash and cash equivalents	(5,974)	1,580
Cash and cash equivalents at beginning of period	33,592	33,726
Cash and cash equivalents at end of period	$27,618	$35,306

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$34	$10
Income taxes, net of refunds	$248	$292

See accompanying notes to unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

The accompanying consolidated financial statements at June 30, 2005 and March 31, 2006 and for the three and nine month periods ended March 31, 2005 and 2006 have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (GAAP) may be condensed or omitted.

GAAP requires the management of Mobius Management Systems, Inc. (“Mobius” or the “Company”) to make estimates and assumptions in preparing the interim financial statements. Mobius’s management has used its best efforts in establishing good faith estimates and assumptions. Actual results may differ.

The Company’s management is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, stockholders’ equity and cash flows. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

As the Company explains more fully in the accompanying Note 6, Stock-Based Compensation, beginning July 1, 2005, Mobius adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004).” SFAS No. 123(R) requires the Company to expense the fair value of stock-based compensation over the requisite service period.

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

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

	Three Months Ended March 31,
		2005			2006
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss)	$(936)			$292
Weighted average shares outstanding		18,444			18,870
Basic earnings (loss) per share			$(0.05)			$0.02
Diluted EPS:
Net income (loss)	$(936)			$292
Dilutive effect of stock options		-			1,072
Weighted average shares outstanding		18,444			19,942
Diluted earnings (loss) per share			$(0.05)			$0.01

	Nine Months Ended March 31,
		2005			2006
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss)	$(3,310)			$924
Weighted average shares outstanding		18,375			18,709
Basic earnings (loss) per share			$(0.18)			$0.05
Diluted EPS:
Net income (loss)	$(3,310)			$924
Dilutive effect of stock options		-			1,095
Weighted average shares outstanding		18,375			19,804
Diluted earnings (loss) per share			$(0.18)			$0.05

All outstanding stock options for the three and nine months ended March 31, 2005, representing an aggregate of 2,771,908 and 2,416,699 shares of common stock, respectively, and certain outstanding stock options for the three and nine months ended March 31, 2006, representing an aggregate of 1,565,219 and 1,657,370 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and nine months ended March 31, 2006.

(3) Software License Installments Receivable

In the ordinary course of business, the Company offers extended payment terms to some of its customers, with terms ranging from six months to five years, with the majority in the range of three years to five years. Software license installments are discounted at a market rate of interest. The discount is amortized over the term of the financing to interest income using the interest method. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During the first nine months of fiscal 2006, the Company sold approximately $800,000 of installments receivable (of which $475,000 were sold during the fiscal third quarter) under this arrangement. During the first nine months of fiscal 2005, the Company sold approximately $1.5 million of installments receivable (none of which were sold during the fiscal third quarter). This brings total sales through March 31, 2006 under this arrangement to almost $3.5 million.

(4) Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life	June 30, 2005	March 31, 2006

Computer software and equipment	2-5 years	$8,711	$9,730
Furniture, fixtures and office equipment	5 years	1,438	1,528
Leasehold improvements	5-15 years	3,917	4,082
		14,066	15,340
Less accumulated depreciation and amortization		(10,403)	(11,260)
Property and equipment, net		$ 3,663	$ 4,080

Depreciation and amortization expense on property and equipment was $390,000 and $346,000 for the three months ended March 31, 2005 and 2006, respectively, and $1.2 million and $1.1 million for the nine months ended March 31, 2005 and 2006, respectively.

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2005	March 31, 2006

Accounts payable	$ 2,903	$ 2,411
Compensation and related benefits	6,030	6,983
Royalties payable	974	981
Other	4,456	3,671

	$14,363	$ 14,046

(6) Stock-Based Compensation

As of March 31, 2006, Mobius had the following stock-based compensation plans, which are described below: the 2006 Stock Incentive Plan (2006 Stock Plan), the Non-Employee Directors’ 1998 Stock Option Plan (Directors’ Plan) and the 1998 Employee Stock Purchase Plan (ESPP).

2006 Stock Incentive Plan

At the Company’s annual meeting of stockholders on February 7, 2006, the stockholders approved the Company’s 2006 Stock Plan, which replaces the 1996 Stock Incentive Plan (1996 Stock Plan). As of February 7, 2006, the Company had reserved for issuance options to purchase up to 6,902,394 shares of authorized but unissued common stock under the 1996 Stock Plan. As a result of the approval of the 2006 Stock Plan by the stockholders, option grants will no longer be made under the 1996 Stock Plan but the 1996 Stock Plan will continue in effect with respect to options previously granted under the 1996 Stock Plan. The terms of the 2006 Stock Plan are substantially the same as the 1996 Stock Plan.

Under the 2006 Stock Plan, Mobius’s Compensation Committee, whose members have been delegated to serve as the Stock Option Committee (as defined under the 2006 Stock Plan), may grant stock options to officers, employees, directors and consultants. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant, as determined by Mobius’s Board of Directors. Stock options generally expire ten years from the grant date. Generally, 20% of the options granted vest on the first anniversary of the grant date and 5% of the remaining options vest every three months thereafter until the options fully vest on the five-year anniversary of the grant date. As of March 31, 2006, there were 1,828,707 shares available for grant under the 2006 Stock Plan.

On June 14, 2005, Mobius’s Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options under the 1996 Stock Plan, other than those options awarded to officers of the Company. The Board took this action with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense associated with those stock options in future periods. As a result of this acceleration, during the fiscal fourth quarter of 2005, the Company recorded pre-tax compensation expense of $250,000, which represents the intrinsic value measured at the acceleration date for the estimated number of options that, absent the acceleration, would have expired unexercised.

The Company presently expects that the number of grants to be made under the 2006 Stock Plan may be reduced from the number of grants historically made under the 1996 Stock Plan, and the Company is currently looking at other compensation alternatives.

Non-Employee Directors' 1998 Stock Option Plan

In February 1998, Mobius’s Board of Directors and stockholders approved and adopted the Directors’ Plan. The purpose of the Directors' Plan is to provide an incentive to Mobius’s non-employee directors to serve on the Board of Directors and to maintain and enhance Mobius’s long-term performance. The Directors' Plan provides for the issuance of a total of 500,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by Mobius for purposes of the Directors' Plan. As of March 31, 2006, there were 110,000 shares available for grant under the Directors’ Plan.

    Non-employee directors receive an initial grant of 20,000 options, upon such non-employee directors’ first election to the Board, of which 10,000 options are granted under the Directors’ Plan and 10,000 options are granted under the 2006 Stock Plan. In addition, non-employee directors receive an annual grant of 10,000 options under the Directors’ Plan, made at each annual meeting to those directors having at least nine months of Board service on the grant date. Each option granted under the Directors' Plan has a term of ten years. Options granted under the Directors’ Plan prior to February 6, 2006 became exercisable upon grant. Effective February 7, 2006, the Board of Directors amended the Directors’ Plan such that one-quarter of the options granted will vest every three months until the options fully vest on the one-year anniversary of the grant date. The exercise price of each option granted under the Directors' Plan is equal to the fair market value of a share of common stock on the date of grant.

1998 Employee Stock Purchase Plan

In February 1998, the Board of Directors and stockholders of the Company approved and adopted the ESPP. The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. Shares issued under the ESPP during the nine months ended March 31, 2005 and 2006 (all of which were issued during the second quarter of the respective fiscal years) totaled 48,506 and 101,792, respectively. As of March 31, 2006, 91,694 shares are reserved for issuance and there were 721,079 remaining shares available to purchase under this plan.

****************

Prior to July 1, 2005, Mobius accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter and nine months ended March 31, 2005, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors’ Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, Mobius adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method, and as a result, prior periods have not been restated.

Under the modified-prospective-transition method, the Company is required to recognize stock-based employee compensation cost for: (a) all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) all share-based awards granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). No options were granted under the 1996 Stock Plan and 2006 Stock Plan during the nine months ended March 31, 2006. During the nine months ended March 31, 2006, 60,000 options were granted under the Directors’ Plan (all of which were granted during the fiscal third quarter of 2006). During the nine months ended March 31, 2006, 101,792 shares were granted under the ESPP (all of which were granted during the fiscal second quarter of 2006).

As a result of adopting SFAS No. 123(R) on July 1, 2005, Mobius’s income before income taxes and net income for the quarter ended March 31, 2006, were $190,000 and $154,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.02 and $0.02 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.02 and $0.01, respectively. Mobius’s income before income taxes and net income for the nine months ended March 31, 2006, were $613,000 and $516,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $0.08 and $0.07, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.05 and $0.05, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the Company classifies the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The $306,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).

The following table illustrates the effect on net loss and loss per share during the quarter and nine months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under

Mobius’s 1996 Stock Plan, Directors’ Plan and ESPP.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	March 31, 2005

Net loss, as reported	$(936)	$(3,310)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(504)	(1,623)
Pro forma net loss	$(1,440)	$(4,933)

Basic net loss per share- as reported	$(0.05)	$(0.18)
Basic net loss per share- pro forma	$(0.08)	$(0.27)
Diluted net loss per share-as reported	$(0.05)	$(0.18)
Diluted net loss per share- pro forma	$(0.08)	$(0.27)

For purposes of the pro forma stock-based compensation disclosed above and for computing stock-based compensation under SFAS No. 123(R) effective July 1, 2005, the Company used the Black Scholes option pricing model for all options granted under the 1996 Stock Plan and Directors’ Plan. The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2006, was $3.29 and $4.66, respectively, on the date of grant. The per share weighted average fair value of stock options granted during the nine months ended March 31, 2005 and 2006, was $3.33 and $4.66, respectively, on the date of grant. Stock option grants during the three and nine months ended March 31, 2005, assumed volatility of 89% and 90%, respectively, expected dividend yield of 0.0% and an expected life of 3.4 years for both periods. Stock option grants during the three and nine months ended March 31, 2006, assumed volatility of 85% for both periods, expected dividend yield of 0.0% and an expected life of 6.0 years for both periods. The assumed risk free interest rate on the date of stock option grants for the three and nine months ended March 31, 2005 was 3.9% for both periods and for the three and nine months ended March 31, 2006 was 4.5% for both periods.

The fair value of an employee stock purchase grant under the ESPP is estimated as the sum of 15% of the grant date market price of Mobius common stock and 85% of the fair value of a stock option, as determined using the Black Scholes option pricing model. Employee stock purchase grants under the ESPP are made on the first day of the plan-year, which runs from November 1 through October 31. Since the ESPP fiscal year varies from the Company’s financial reporting fiscal year (which runs from July 1 through June 30), the following assumptions have been used with respect to the ESPP plan years. The per share weighted average fair value of employee stock purchase options granted during the nine months ended March 31, 2005 and 2006 ranged between $2.72 and $5.26 and $1.85 and $2.72, respectively, on the date of grant. Employee stock purchase option grants during the nine months ended March 31, 2005 and 2006 assumed volatility of a range between 69% and 77% and 39% and 69%, respectively, expected dividend yield of 0.0% and an expected life of one year. The assumed risk free interest rate on the date of employee stock purchase option grants for the nine months ended March 31, 2005 and 2006 ranged between 1.3% and 2.3% and 2.3% and 4.3%, respectively.

Our estimates of expected volatility and expected option life are based on historical data. The risk free interest rate coincides with the U.S. treasury rate at date of grant with a maturity equal to the expected life of the option.

A summary of option activity under the 1996 Stock Plan, 2006 Stock Plan and Directors' Plan as of March 31, 2006, and changes during the nine months then ended is presented below (aggregate intrinsic value in thousands of dollars):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	3,900,648	$5.07
Granted	60,000	$6.63
Exercised	(292,152)	$2.26
Forfeited	(62,225)	$8.32
Expired	--	--
Outstanding at March 31, 2006	3,606,271	$5.27	4.22	$6,614
Vested and exercisable at March 31, 2006	3,228,971	$5.06	3.76	$6,459

The intrinsic value of options exercised during the nine months ended March 31, 2005 and 2006 was approximately $677,000 and $1.1 million, respectively. Cash received from option exercises under all share-based payment arrangements for the nine months ended March 31, 2005 and 2006 was $364,000 and $661,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the nine months ended March 31, 2006 totaled $297,000 relating to the 1996 Stock Plan and $9,000 relating to the ESPP. There was no tax benefit realized for the nine months ended March 31, 2005. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards. The Company presently expects that it will calculate its July 1, 2005, SFAS No. 123(R) adoption date pool of windfall tax benefits using the FSP 123(R) c shortcut method.

As of March 31, 2006, there was approximately $924,000 of unrecognized compensation expense related to unvested share-based awards under the 1996 Stock Plan and Directors’ Plan. This amount is expected to be recognized over a weighted-average period of approximately 1.58 years. For awards granted prior to July 1, 2005, compensation cost is amortized over the vesting period using the tranche method proscribed in FIN 28. Compensation cost for awards granted after the adoption date of SFAS No. 123(R) is amortized on a straight line basis over the vesting period. The total fair value of shares vested during the nine months ended March 31, 2005 and 2006, was approximately $1.0 million and $327,000, respectively. As of March 31, 2006, unamortized compensation expense of approximately $80,000 relating to the ESPP will be recognized by the end of the plan year, October 31, 2006.

Mobius has a policy of issuing previously authorized shares to satisfy share option exercises and expects to continue that practice for the foreseeable future.

(7) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended March 31, 2005 and 2006 is as follows (in thousands):

Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2006	2005	2006

Net income (loss)	$(936)	$292	$(3,310)	$924
Unrealized translation gain (loss)	(411)	252	493	(121)
Comprehensive income (loss)	$(1,347)	$544	$(2,817)	$803

(8) Commitments and Contingencies

In compliance with the lease of the Company’s corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

(9) Goodwill and Other Intangible Assets

Intangible assets as of June 30, 2005 and March 31, 2006 were as follows (in thousands):

		June 30, 2005			March 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Completed technology	$1,780	$1,003	$777	$1,780	$1,403	$377
Customer relationships	277	107	170	277	176	101
Total	$2,057	$1,110	$947	$2,057	$1,579	$478

Aggregate amortization expense for intangible assets for each of the quarters ended March 31, 2005 and 2006 was $156,000, and for each of the nine months ended March 31, 2005 and 2006 was $469,000. Amortization expense for the remainder of the fiscal year ended June 30, 2006, and for the fiscal year ended June 30, 2007, for acquisitions completed through March 31, 2006, is estimated to be $157,000 and $321,000, respectively.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2006 were as follows (in thousands):

Total

Balance as of June 30, 2005	$2,733
Effect of exchange rate changes	2
Balance as of March 31, 2006	$2,735

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we give readers a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Consolidated Financial Statements and Notes. Please note that references in this section to “last year’s quarter” and “this quarter” refer to our fiscal quarters ended March 31, 2005 and 2006, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

We are a leading provider of integrated solutions for content and records management. For over two decades, we have delivered innovative software that captures, stores, manages, delivers and disposes business- and operations-critical documents, reports, images and transactions in multiple formats from multiple sources. Our solutions have achieved industry-wide recognition for their breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the Internet to the mainframe.

Our comprehensive software suite integrates content across disparate repositories, supports regulatory compliance and includes content-enabled applications that automate business processes. Our software supports both the “human-created” content -- generated by users of desktop applications -- and the “application-created” content -- generated by production systems -- that is needed to fuel next-generation Web-based applications. Our software suite includes facilities for integrated access to disparate content repositories, as well as products that support content-intensive applications including:

•	content integration;
•	records management;
•	e-mail management;
•	Web content management;
•	business process management;
•	high-volume imaging;
•	enterprise report distribution;
•	an audit and balancing facility that monitors the accuracy and consistency of enterprise data, including an option that manages electronic spreadsheets; and
•
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

Management believes that its significant judgments and estimates used in the preparation of our consolidated financial statements are influenced by the following critical accounting policies:

Revenue Recognition

We recognize license and maintenance revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We generate license revenues from licensing the rights to use our software products to our customers. We also generate maintenance revenues from renewable support and software enhancements and professional service revenues from performing consulting activities for license customers. Software license contracts generally have terms of three, five or 15 years.

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

Income Taxes

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. Beginning July 1, 2005, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward.

Stock-Based Compensation

Prior to July 1, 2005, we accounted for employee stock options and employee stock purchase grants under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). During that period, we applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123.”

Beginning July 1, 2005, we account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004),” (SFAS No. 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), we recognize the grant date fair value of share-based compensation awards over the requisite service period. For additional information regarding the adoption of SFAS No. 123(R), see the section entitled “Stock-Based Compensation” below and Note 6 to the accompanying Consolidated Financial Statements.

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2006	2005	2006
Revenues:
Software license	35.0%	42.2%	36.3%	42.6%
Maintenance	54.9	48.2	56.5	48.6
Professional service and other	10.1	9.6	7.2	8.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	5.4	0.9	2.8	1.3
Maintenance	10.9	9.0	11.1	8.7
Professional service and other	7.6	7.2	6.1	6.8
Total costs of revenues	23.9	17.1	20.0	16.8

Gross profit	76.1	82.9	80.0	83.2

Operating expenses:
Sales and marketing	44.7	42.0	47.4	42.1
Research and development	29.5	27.8	31.5	26.7
General and administrative	16.3	15.3	16.2	15.4
Total operating expenses	90.5	85.1	95.1	84.2

Loss from operations	(14.4)	(2.2)	(15.1)	(1.0)

Interest income, net	2.7	2.7	2.9	2.7
Other income (expense)	-	0.1	-	0.0
Income (loss) before income taxes	(11.7)	0.6	(12.2)	1.7

Provision for (benefit from) income taxes	6.8	(0.7)	(6.1)	0.3

Net income (loss)	4.9%	1.3%	(6.1)%	1.4%

Executive Overview

Total revenues in the fiscal third quarter of 2006 of $21.6 million were 12.2% higher than revenues of $19.3 million in the same quarter last year. Operating loss in the fiscal third quarter of 2006 was $454,000, or (2.2)% of revenues, as compared with a loss of $2.8 million, or (14.4)% of revenues, in the same quarter last year. Net income for the fiscal third quarter of 2006 was $292,000, or $0.01 per diluted share, as compared with a net loss of $936,000, or ($0.05) per share, in the same quarter last year. Our earnings in the fiscal third quarter of 2006 were reduced by a pre-tax operating expense of $190,000, or $0.01 per share, related to stock-based compensation recorded pursuant to SFAS No. 123(R). For additional information regarding the adoption of SFAS No. 123(R), see the section entitled “Stock-Based Compensation” below and Note 6 to the accompanying Consolidated Financial Statements.

Total revenues in the first nine months of fiscal 2006 of $64.8 million were 18.7% higher than revenues of $54.6 million in the same period last year. Operating loss in the first nine months of fiscal 2006 was $677,000, or (1.0)% of revenues, as compared with a loss of $8.3 million, or (15.1)% of revenues, in the same period last year. Net income for the first nine months of fiscal 2006 was $924,000, or $0.05 per diluted share, as compared with a net loss of $3.3 million, or ($0.18) per share, in the same period last year. Our earnings in the first nine months of fiscal 2006 were reduced by a pre-tax operating expense of $613,000, or $0.03 per share, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

The increase in revenues for both the third quarter and first nine months of fiscal 2006 was primarily due to increased license revenue resulting from improved sales execution, as well as increased professional service activity. In addition, this is our fourth consecutive profitable quarter. As we previously disclosed, we took steps in the second half of fiscal 2005 to improve our execution, particularly in the areas of sales and marketing. While we do not believe that the impact of these moves, which included changes in key management positions, have been fully realized, we have made significant progress. There can be no assurance that the impact of these moves will meet our expectations.

We believe we are well positioned to meet the growing demand for content management solutions as companies intensify their search for ways to integrate content across various applications and to comply with government regulations, such as those mandated by the Sarbanes-Oxley Act. We see a large and growing market leveraging our core competencies in the integrated document archive and retrieval systems and records management business. In addition to improving our overall execution, we intend to enhance our market position through our strong set of base products, along with recent additions to our product portfolio, including:

•	ABS for Spreadsheet Compliance, which allows organizations of all sizes to manage and control the lifecycle of spreadsheets while ensuring the integrity and reliability of the data within;
•	our next-generation TCI, our solution for accessing information from any repository and making it available to any user or business application; and
•	new enterprise records and email management capabilities available as part of our ViewDirect suite.

There can be no assurance, however, that such additions to our product portfolio will enhance our market position.

We believe that the content management markets in which we operate will experience growth in the near term and that our newer products will provide additional opportunities for growth. We believe that our products can help our customers solve their challenges meeting regulatory compliance requirements, reducing the cost and increasing the efficiency of paper-based processes and gaining control of intellectual assets in the form of unstructured content to increase productivity. However, we believe market factors continue to drive customers to cautiously spend on enterprise software and that we compete not only against other companies in our market space, but with other unrelated technologies vying for our customers’ spending budgets. These factors can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the growth in the overall content management market or the success of our newer products, such as WorkflowDirect™, ViewDirect E-mail Management, ViewDirect Contenuity, TCI and ViewDirect-ABS, will develop as anticipated or that the changes we made to improve our sales execution, building order pipeline and new product integration will be successful.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

Revenues:

•
Total revenues increased 12.2% from $19.3 million in last year’s quarter to $21.6 million this quarter. Domestic revenues increased 11.1% from $15.7 million in last year’s quarter to $17.5 million this quarter. International revenues increased 16.9% from $3.6 million in last year’s quarter to $4.1 million this quarter. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005.

•
Software license revenues increased 35.2% from $6.8 million in last year’s quarter to $9.1 million this quarter. The increase in software license revenues primarily reflects improvements in sales and marketing management and effectiveness. Also contributing to the increase in software license revenues was an increase in revenues from new customers and, to a lesser extent, licenses of new products.

•
Maintenance revenues decreased from $10.6 million in last year’s quarter to $10.4 million this quarter. Maintenance revenue is slightly lower primarily due to non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses, which were substantially offset by an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals.

Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 30% and 32% of total software license revenues during the fiscal third quarter of 2005 and 2006, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements, which typically have five year license terms.

•
Professional service and other revenues increased 6.4% from $1.9 million in last year’s quarter to $2.1 million this quarter. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for both periods were not significant.

Cost of Revenues:

•
Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 82.6% from $1.1 million in last year’s quarter to $183,000 this quarter, representing 15.6% and 2.0%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in such costs was primarily due to a lower mix of third-party software in this quarter. Last year’s quarter included costs for a significant imaging solution licensed to a customer that included third-party software.

•
Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group. The cost of maintenance revenues decreased 7.9% from $2.1 million in last year’s quarter to $1.9 million this quarter, representing 19.8% and 18.5%, respectively, of maintenance revenues in those quarters. This decrease was primarily due to decreased utilization of Professional Services personnel in Customer Support projects, resulting in lower allocation of these costs to cost of maintenance revenues, as well as an increased use of Customer Support personnel in development projects and related allocation of costs to the Research and Development department. These reductions were partially offset by higher royalty costs for maintenance charged to customers using third-party software.

•
Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third party subcontractor costs. The cost of professional service and other revenues increased 6.5% from $1.5 million in last year’s quarter to $1.6 million this quarter. These costs as a percentage of professional service and other revenues totaled 75.7% in the current quarter, which is substantially the same as last year’s quarter.

Operating Expenses:

•
Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including incentive compensation costs associated with revenues. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials, advertising, food, travel and lodging expenses and bad debt expense. These expenses increased 5.4% from $8.6 million in last year’s quarter to $9.1 million this quarter, representing 44.7% and 42.0%, respectively, of total revenues in those quarters. The increase in sales and marketing expenses was primarily attributable to increased incentive compensation costs, as a result of higher software license and professional service revenues and a new compensation plan for marketing, increased food, travel and lodging expenses and increased subcontractor fees, primarily related to higher campaign costs. These increases were partially offset by lower costs due to decreased headcount and lower professional fees, primarily related to recruiting fees in last year’s quarter.

•
Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses increased 5.7% from $5.7 million in last year’s quarter to $6.0 million this quarter, representing 29.5% and 27.8%, respectively, of total revenues in those quarters. The increase in research and development expenses was primarily due to increased utilization of Customer Support personnel on development projects, resulting in higher allocation of these costs to research and development expenses and smaller increases in costs in a number of categories, including personnel costs, food, travel and lodging expenses, professional fees and subcontractor costs.

•
General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 5.7% from $3.1 million in last year’s quarter to $3.3 million this quarter, representing 16.3% and 15.3%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to an increase in personnel costs, primarily salaries and bonus compensation costs and compensation expense on stock options relating to SFAS No. 123(R). These increases were partially offset by lower professional fees, primarily related to recruiting fees.

Interest income and other income (expense):

Interest income, net of interest expense, was $531,000 in last year’s quarter and $577,000 in this quarter. The increase in interest income is primarily attributable to higher interest rates on invested cash balances and installments receivable, partially offset by a decrease in interest income from lower installments receivable balances. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency losses were $3,000 in last year’s quarter and gains of $20,000 this quarter. Other miscellaneous income (expense) was insignificant for both last year’s quarter and this quarter.

Provision for (benefit from) income taxes:

The tax benefit from income taxes was $1.3 million (effective tax benefit rate of 58.2%) in last year’s quarter and $149,000 (effective tax benefit rate of 104.2%) in this quarter. Both last year’s quarter and this quarter included the reversal of previously accrued taxes as a result of the expiration of the IRS statute of limitations on the tax years for which the accruals were established. Excluding the impact of these reversals, last year’s effective tax benefit rate would have approximated (36%), as compared with this quarter’s effective tax provision rate of 70.6%. The higher effective tax rate in this quarter reflects our inability to recognize a full year U.S. research and development tax credit due to the expiration of the credit effective on December 31, 2005. In addition, we recorded two small adjustments in this quarter to reflect the final tax on our 2005 tax return and to update the estimate of the full year 2006 effective tax rate. While these two adjustments are small dollar amounts, they have a significant impact on the effective tax rate in the current quarter due to the low pre-tax income. The two adjustments have a minor impact on our estimated full year tax rate. If the credit is extended, we will record a “catch-up” adjustment in the period in which the related tax bill is passed.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2006

Revenues:

•
Total revenues increased 18.7% from $54.6 million in the first nine months of fiscal 2005 to $64.8 million in the first nine months of fiscal 2006. Domestic revenues increased 12.7% from $44.3 million in the first nine months of fiscal 2005 to $49.9 million in the first nine months of fiscal 2006. International revenues increased 44.8% from $10.3 million in the first nine months of fiscal 2005 to $14.9 million in the first nine months of fiscal 2006. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first nine months of fiscal 2005, as compared with the first nine months of fiscal 2006.

•
Software license revenues increased 39.3% from $19.8 million in the first nine months of fiscal 2005 to $27.6 million in the first nine months of fiscal 2006. The increase in software license revenues primarily reflects improvements in sales and marketing management and effectiveness. Also contributing to the increase in software license revenues was an increase in revenues from new customers and, to a lesser extent, licenses of new products.

•
Maintenance revenues increased 2.2% from $30.8 million in the first nine months of fiscal 2005 to $31.5 million in the first nine months of fiscal 2006. The increase in maintenance revenues was primarily due to an increase in new licensed software covered by maintenance agreements and increased maintenance fees on renewals, which were substantially offset by non-renewal of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals are the result of a number of factors, including the consolidation of our customer base, the consolidation of customer data centers, the scaling back of obsolete customer operating systems and the migration of our customers to Solution Packs. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 35% and 31% of total software license revenues during the first nine months of fiscal 2005 and 2006, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer applications and requirements, which typically have five year license terms.

•
Professional service and other revenues increased 44.1% from $3.9 million in the first nine months of fiscal 2005 to $5.7 million in the first nine months of fiscal 2006, reflecting work on several large contracts during the first nine months of fiscal 2006. Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. Other revenues for both periods were not significant.

Cost of Revenues:

•
Cost of software license revenues decreased 44.4% from $1.5 million in the first nine months of fiscal 2005 to $838,000 in the first nine months of fiscal 2006, representing 7.6% and 3.0%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The decrease in such costs was primarily due to a lower mix of third-party software in the first nine months of fiscal 2006. The first nine months of fiscal 2005 included costs for a significant imaging solution licensed to a customer that included third-party software.

•
Cost of maintenance revenues decreased 7.1% from $6.1 million in the first nine months of fiscal 2005 to $5.6 million in the first nine months of fiscal 2006, representing 19.7% and 17.9%, respectively, of maintenance revenues in those periods. This decrease was primarily due to decreased utilization of Professional Services personnel in Customer Support projects, resulting in lower allocation of these costs to cost of maintenance revenues, as well as an increased use of Customer Support personnel in development projects and related allocation of costs to the Research and Development department. These reductions were partially offset by increased personnel costs and higher royalty costs for maintenance charged to customers using third-party software.

•
Cost of professional service and other revenues increased 31.5% from $3.4 million in the first nine months of fiscal 2005 to $4.4 million in the first nine months of fiscal 2006. These costs as a percentage of professional service and other revenues decreased from 84.9% in the first nine months of fiscal 2005 to 77.4% in the first nine months of fiscal 2006. This was primarily due to the leverage of personnel costs over higher revenues. Partially offsetting this improvement was a decrease in the allocation of Professional Services personnel costs to other departments and an increase in third-party subcontractor costs.

Operating Expenses:

•
Sales and marketing expenses increased 5.6% from $25.9 million in the first nine months of fiscal 2005 to $27.3 million in the first nine months of fiscal 2006, representing 47.4% and 42.1%, respectively, of total revenues in those periods. Sales and marketing expenses increased due to higher incentive compensation costs as a result of higher software license revenue and professional service revenues, a new compensation plan for marketing and an increase in compensation expense on stock options relating to SFAS No. 123(R). These increases were partially offset by lower costs relating to decreased headcount.

•
Research and development expenses totaled $17.2 million in the first nine months of fiscal 2005 and $17.3 million in the first nine months of fiscal 2006, representing 31.5% and 26.7%, respectively, of total revenues in those periods. The increase in research and development expenses was primarily due to increased utilization of Customer Support personnel in development projects and resulting higher allocation of these costs to research and development expenses and increased personnel costs, primarily salaries and overtime. These increases were partially offset by lower subcontractor fees relating to a decrease in third-party development work on certain projects.

•
General and administrative expenses increased 12.4% from $8.9 million in the first nine months of fiscal 2005 to $10.0 million in the first nine months of fiscal 2006, representing 16.2% and 15.4%, respectively, of total revenues in those periods. The increase in general and administrative expenses was due to increases in a number of items including: personnel costs, primarily as a result of salary increases and bonus compensation costs; compensation expense on stock options relating to SFAS No. 123(R); and, professional fees, primarily as a result of increased legal fees.

Interest income and other income (expense):

Interest income, net of interest expense, was $1.6 million in the first nine months of fiscal 2005 and $1.8 million in the first nine months of fiscal 2006. The increase in interest income is primarily attributable to higher interest rates on invested cash balances and installments receivable, partially offset by a decrease in interest income from lower installments receivable balances. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency gains were $27,000 and $45,000, respectively, in the first nine months of fiscal 2005 and 2006. Other miscellaneous income (expense) was insignificant for both periods.

Provision for (benefit from) income taxes:

The tax benefit from income taxes was $3.3 million (effective tax benefit rate of 50.1%) in the first nine months of fiscal 2005 and a tax provision for income taxes of $203,000 (effective tax provision rate of 18.0%) in the first nine months of fiscal 2006. Both the nine months ended March 31, 2005 and 2006, included the reversal of previously accrued taxes as a result of the expiration of the IRS statute of limitations on the tax years for which the accruals were established.

Excluding the impact of these reversals, the effective tax benefit rate for the nine months ended March 31, 2005 would have approximated (42.7%), as compared with an effective tax provision rate for the nine months ended March 31, 2006 of 40.2%. The higher effective rate in the prior year reflects the additive impact of the research and development tax credit on a benefit rate. The effective tax rate for the first nine months of fiscal 2006 was negatively impacted by our inability to claim a full year U.S. research and development tax credit due to the expiration of the credit effective on December 31, 2005.

Liquidity and Capital Resources

Executive Overview

Since our inception, we have funded our operations principally through cash flows from operating activities and, to a lesser extent, equity or bank financings. As of March 31, 2006, we had cash and cash equivalents of $35.3 million, a 4.7% increase from the $33.7 million held at June 30, 2005. The increase was primarily due to a reduction in software license installments receivable, cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges) and cash received from equity-based benefit plans. These increases were partially offset by a net increase in other working capital accounts and capital expenditures. As of March 31, 2006 and June 30, 2005, the Company had no bank debt outstanding.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements for at least 12 months. As discussed in the section entitled, “Software License Installments Receivable” below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to General Electric Capital Corporation (“GECC”). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the first nine months of fiscal 2006, we sold approximately $800,000 of installments receivable, bringing total sales through March 31, 2006 under this arrangement to almost $3.5 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

*****

Net cash used in operating activities was $6.3 million during the first nine months of fiscal 2005 and net cash provided by operating activities was $1.6 million during the first nine months of fiscal 2006. Our uses of cash during the first nine months of fiscal 2005 were primarily due to operating losses. Our primary sources of cash during the first nine months of fiscal 2006 were from a reduction in software license installments receivable and cash income (net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges), partially offset by an increase in accounts receivable as a result of a shift from financed licenses (which would have been recorded as software license installments receivable) and a reduction in deferred revenues, primarily due to timing of maintenance billings. Software license installments, which decreased 15.5% from $30.9 million at June 30, 2005 to $26.1 million at March 31, 2006, represent payments due from customers for license fees that are paid over the term of the installment agreement. The decrease was primarily due to collections, the sale of approximately $800,000 of installments receivable to GECC and a lower percentage of financed licenses. For additional information, see the section entitled “Software License Installments Receivable” below.

Net cash used in investing activities was $760,000 and $1.5 million in the first nine months of fiscal 2005 and 2006, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements.

Net cash provided by financing activities was $646,000 and $1.5 million in the first nine months of fiscal 2005 and 2006, respectively. Net cash provided by financing activities for the first nine months of fiscal 2005 was due to employee stock purchases under the employee stock purchase plan of $282,000 and the exercise of stock options by employees of $364,000. Net cash provided by financing activities for the first nine months of fiscal 2006 was due to employee stock purchases under the employee stock purchase plan of $575,000, the exercise of stock options by employees of $661,000 and the net tax benefit attributable to stock options of $306,000.

Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of March 31, 2006, the future minimum lease payments for these operating leases are as follows (in thousands):

Year Ended:	Operating Leases

March 31, 2007	$ 2,846
March 31, 2008	2,631
March 31, 2009	2,280
March 31, 2010	1,832
March 31, 2011	515
Total minimum lease payments	$10,104

In addition to the commitments shown above, we have commitments at March 31, 2006 for future purchases of goods and services of approximately $220,000.

In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

Accounts Receivable Reserves

Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2005 and March 31, 2006, approximately 74% and 64%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. Accounts receivable reserves were $595,000 and $467,000 at June 30, 2005 and March 31, 2006, respectively.

Software License Installments Receivable

As of March 31, 2006, software license installments amounted to $26.1 million, a decrease of 15.5% compared with the June 30, 2005 balance of $30.9 million. This decrease was primarily due to collections, the sale of approximately $800,000 of installments receivable to GECC and a lower percentage of financed licenses in the first nine months of fiscal 2006. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Through March 31, 2006, we have sold almost $3.5 million of installments receivable to GECC. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

As of March 31, 2006, one customer had a balance equal to 12.3% of total software license installments. No other customer had a balance in excess of 3.9% of total software license installments. As of March 31, 2006, total software license installments receivable have an average age of approximately 1.25 years.

We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance revenues and, to a lesser extent, license and service contracts. Current and non-current deferred revenues totaled $26.4 million at June 30, 2005 and $23.7 million at March 31, 2006. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of March 31, 2006, current deferred revenues totaled $21.5 million and non-current deferred revenues totaled $2.2 million. It is anticipated that current deferred revenues of $21.5 million will be recognized as revenues within the next twelve months.

Stock-Based Compensation

As of March 31, 2006, we had the following stock-based compensation plans: the 2006 Stock Incentive Plan (2006 Stock Plan), the Non-Employee Directors' 1998 Stock Option Plan (Directors’ Plan) and the 1998 Employee Stock Purchase Plan (ESPP). At our annual meeting of stockholders on February 7, 2006, the stockholders approved our 2006 Stock Plan, which replaces the 1996 Stock Incentive Plan (1996 Stock Plan). As a result of the approval of the 2006 Stock Plan by the stockholders, option grants will no longer be made under the 1996 Stock Plan but the 1996 Stock Plan will continue in effect with respect to options previously granted under the 1996 Stock Plan. A copy of the 2006 Stock Plan was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on February 8, 2006. Also, effective February 7, 2006, the Board of Directors amended the Directors’ Plan such that one-quarter of the options granted will vest every three months until the options fully vest on the one-year anniversary of the grant date. A copy of this Amendment No. 3 to the Directors’ Plan was attached as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on February 8, 2006. Key terms of these plans are summarized in Note 6 to the accompanying Consolidated Financial Statements.

Prior to July 1, 2005, we accounted for these stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the quarter and nine months ended March 31, 2005, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the

Directors’ Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (revised 2004),” using the modified-prospective-transition method. Under the modified-prospective-transition method, prior period financial statements are not restated. As a result of adopting SFAS No. 123(R) on July 1, 2005, our income before income taxes and net income for the quarter ended March 31, 2006, were $190,000 and $154,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.02 and $0.02 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.02 and $0.01, respectively. Our income before income taxes and net income for the nine months ended March 31, 2006, were $613,000 and $516,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $0.08 and $0.07, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.05 and $0.05, respectively.

The following table illustrates the effect on loss before income taxes, net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under our 1996 Stock Plan and ESPP during the third quarter and nine months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes options-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
	March 31, 2005

Loss before income taxes- as reported	$(2,240)	$(6,636)
Loss before income taxes- pro forma	$(2,862)	$(8,591)
Net loss- as reported	$ (936)	$(3,310)
Net loss- pro forma	$(1,440)	$(4,933)
Basic net loss per share- as reported	$ (0.05)	$ (0.18)
Basic net loss per share- pro forma	$ (0.08)	$ (0.27)
Diluted net loss per share- as reported	$ (0.05)	$ (0.18)
Diluted net loss per share- pro forma	$ (0.08)	$ (0.27)

It is expected that the unrecognized stock-based compensation expense of approximately $1.0 million at March 31, 2006, will be recognized against income over a weighted-average period of approximately 1.54 years.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mobius's investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of Mobius's investment activities is to preserve principal, while at the same time maximizing interest income. As of March 31, 2006, Mobius held no marketable securities.

The Company may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of Mobius or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. Mobius does not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - Risk Factors

There are no material changes to the Risk Factors previously disclosed under the title “Factors Affecting Future Performance” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

Mobius held its Fiscal 2005 Annual Meeting of Stockholders on February 7, 2006. The matters submitted to a vote of stockholders were the election of three members of the Board of Directors to the class of directors whose terms expire at the Fiscal 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), approval of the 2006 Stock Incentive Plan and the ratification of the appointment by the Audit Committee of Mobius’s independent registered public accounting firm.

Mobius's stockholders elected Joseph J. Albracht, Louis Hernandez, Jr. and Robert H. Levitan to the Board of Directors, to hold office until the 2008 Annual Meeting and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Joseph J. Albracht

Voted for  13,656,831
Withheld    3,857,901

Louis Hernandez, Jr.

Voted for  16,778,057
Withheld       736,675

Robert H. Levitan

Voted for  16,732,184
Withheld       782,548

Mobius's stockholders approved the 2006 Stock Incentive Plan. The results of the voting were as follows:

Voted for	10,239,586
Against	4,219,760
Abstained	113,679

Mobius's stockholders ratified the appointment by the Audit Committee of PricewaterhouseCoopers LLP as Mobius’s independent registered public accounting firm for the fiscal year ending June 30, 2006. The results of the voting were as follows:

Voted for	17,444,134
Against	64,648
Abstained	5,950

Item 5. - Other Information

None.

Item 6. - Exhibits

Exhibit No.         Description

3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Form of Restated By-Laws of the Registrant.
4.1(1)	Specimen certificate representing the Common Stock.
10.1(2)	2006 Stock Incentive Plan.
10.2(3)	Amendment No. 3 to Non-Employee Directors’ 1998 Stock Option Plan.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Mobius’s Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference to the same exhibit number.
(2)	Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(3)	Filed as Exhibit No. 10.2 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006

MOBIUS MANAGEMENT SYSTEMS, INC.

By: /s/ Raymond F. Kunzmann
Raymond F. Kunzmann
Chief Financial Officer
(Principal Financial and Accounting Officer)