Form 10-K
period 2006-06-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2006-09-11
CIK 1025148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_______ TO_______

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

914-921-7200
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

Title of Each Class                                            Name of Each Exchange on Which Registered

Common Stock, $.0001 par value                                        The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                                    NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |  |  No |x|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |  |  No |x|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x|   No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer || Accelerated Filer |X| Non-accelerated Filer ||

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  |  No |x|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on NASDAQ, was approximately $63.0 million.

As of August 18, 2006, the Registrant had 19,043,443 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

MOBIUS MANAGEMENT SYSTEMS, INC.
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1. Business ...	4
ITEM 1A. Risk Factors ...	9
ITEM 1B. Unresolved Staff Comments ...	15
ITEM 2. Properties ...	16
ITEM 3. Legal Proceedings ...	16
ITEM 4. Submission of Matters to a Vote of Security Holders ...........................................................................................................................................................................................	16

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .................................................................................	17
ITEM 6. Selected Financial Data ...	18
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .......................................................................................................................	19
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ........................................................................................................................................................................	34
ITEM 8. Financial Statements and Supplementary Data .....................................................................................................................................................................................................	35
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...	35
ITEM 9A. Controls and Procedures ...	36
ITEM 9B. Other Information ...	36

PART III.

ITEM 10. Directors and Executive Officers of the Registrant ............................................................................................................................................................................................	37
ITEM 11. Executive Compensation ...	42
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..................................................................................................	48
ITEM 13. Certain Relationships and Related Transactions ................................................................................................................................................................................................	50
ITEM 14 Principal Accounting Fees and Services ...	51

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules .......................................................................................................................................................................................................	52

SIGNATURES ...	81

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report, other than historical financial results, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements are described in detail from time to time in our filings with the Securities and Exchange Commission, including without limitation, as set forth under Item 1A, Risk Factors. Forward-looking statements included in this annual report are based on information known to us as of the date of this annual report and we accept no obligation (and expressly disclaim any obligation) to update these forward-looking statements and do not intend to do so.

ITEM 1. BUSINESS

Mobius Management Systems, Inc. (together with its consolidated subsidiaries, “Mobius,” or the “Company” or “we”) is a leading provider of integrated solutions for records and content management. We were incorporated in New York in 1981 and reincorporated in Delaware in 1997. We have international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Netherlands, Switzerland, Australia and Japan. Our corporate headquarters is located at 120 Old Post Road, Rye, NY 10580 and the telephone number is (914) 921-7200.

For twenty-five years, we have delivered innovative software that helps major corporations and other organizations manage and derive value from vast amounts of digital records, documents and images created in multiple formats and captured from multiple sources.

Our solutions manage the entire lifecycle of information - from the moment it is created until it is no longer needed - and ensure its long-term integrity and availability, both to meet the operational needs of the entity and to ensure legal and regulatory compliance.

By integrating information across the enterprise and managing its retention and disposition, we help our customers reduce operating costs, streamline critical business processes, and protect critical information assets.

Industry Background

It is estimated that there are billions of pages of information available on the Web alone, in addition to vast quantities of business- and operations-critical documents, reports, images and transactions that support internal operations. Organizations struggle to gather disparate information and deliver it in the necessary form for the appropriate audience. The challenge is compounded by the variety of documents and formats now used in day-to-day business operations. These include bills, statements, check images, report output, scanned forms, e-mail, transactions, policies, correspondence, Web elements, audio, video and more.

This broad diversity of electronic information is dispersed throughout the global enterprise in diverse content management applications, databases, e-mail applications, and file systems. As a result of mergers and acquisitions, and the use of departmental solutions and home-grown applications, a typical global enterprise today has many separate applications that generate content for storage in multiple, dedicated repositories. When an employee needs all the information about a transaction, or when a customer wants access to all the information about her account, or when legal and/or regulatory requirements make it necessary to find the needle in the haystack, this complex infrastructure makes retrieval difficult and time consuming.

Our software suite addresses the critical, strategic imperative to integrate and manage this diverse information and make it available to employees, customers, partners and suppliers in support of e-business initiatives, internal operations and legal/regulatory compliance. Our solutions are based on a highly scalable, platform-independent archive that serves as both a long-term repository and a real-time engine for Web delivery of document-based content. Our primary solutions include:

•	Content integration: via a single integrated repository or by direct access to multiple, disparate repositories;

•	Records management: a full lifecycle management capability for all electronic and non-electronic records;

•	E-mail management: enables the capture, classification, access and retention of incoming and outgoing e-mails;

•	Web site management: enabling the creation, reviewing, staging, approval and publishing of content for Web sites;

•	Imaging: support for high-volume image capture, storage, access and delivery;

•	Business process management: a solution for automating both internal and outward-facing business processes;

•
Enterprise report management: distributing reports from enterprise resource planning (ERP), customer relationship management (CRM) and other enterprise applications to users around the globe, each with different requirements and access authorizations;

•
Audit and balancing: validating data within and across business applications and platforms to ensure correctness and consistency, including a specialized application to manage the lifecycle of spreadsheets; and,

•	SAP integration: providing a complete, SAP-certified archiving, viewing and distribution infrastructure for SAP applications.

Our products are noted for scalability and an open architecture that supports a broad range of information formats, computing platforms and storage media. Technological innovation provides uniquely robust functionality, efficiency and ease-of-use.

Products

Our products manage digital information in its many forms and make it available for many purposes. The suite includes products for storing, integrating, viewing and delivering content as well as specialized tools for automating business processes, accessing content across disparate repositories, building and maintaining Internet/intranet sites, and monitoring data for accuracy.

•
ViewDirect® is market-leading software for high-volume archiving, high-speed indexed access and electronic distribution of enterprise information. ViewDirect supports both the “human-created” content -- generated by users of desktop applications -- and the “application-created” content -- generated by production systems -- that is needed to support business operations and address legal and regulatory requirements. Key ViewDirect options and components include:

•
ViewDirect Records Manager, for managing enterprise-wide corporate records, including e-mail, from capture to processing, archiving, retention, holding and final disposition. A built-in capability of ViewDirect, Records Manager enables high-volume archiving and integration of records and content in any format from any source and is certified to the DoD 5015.2 electronic records management standard.

•
DocumentDirect® for the Internet and e-Search & View™ provide Web browser-based searching and viewing; DocumentDirect® and DocuAnalyzer™ are Windows-based tools. These viewing clients have powerful features for customized display and the ability to analyze the data in documents.

•
Options, interfaces and connectors provide integration interfaces to ERP and CRM systems, interfaces to scanning software and storage hardware, APIs and options for migrating and viewing stored content directly from different storage media.

•
TCI provides fast, easy, and secure access to all records, documents and content, stored anywhere in the enterprise. It gives authorized users a single, consistent interface to multiple, disparate repositories, databases and file systems and delivers content to business-critical applications.

•
Audit and Balancing System (ABS) reconciles data across applications and platforms, providing data integrity and quality control. ABS for Spreadsheet Compliance is a specialized application that reduces the risk of errors in financial reporting by centralizing and managing the lifecycle of enterprise spreadsheets.

•	Web Content Manager is a comprehensive platform for Web site implementation and management, document and digital asset management and content publishing.

•	Workflow Manager is a Java-based business process platform for designing and building workflow applications that connect the enterprise with customers, partners and suppliers.

Sales and Marketing

We market and sell our products primarily through a direct sales force located in 20 offices worldwide. These sales offices are located in the United States, Canada, the United Kingdom, France, Germany, Italy, Switzerland, Sweden, the Netherlands, Australia and Japan. We also market through a network of agents in Central and South America, Europe, Middle East, Africa and Asia.

We believe that certain of our products, including TCI, our content integration solution, and ABS for Spreadsheet Compliance, a solution that centralizes and manages the lifecycle of business-critical spreadsheets, are well positioned to be licensed through channels and we are working to initiate channel and OEM partnerships. In connection with this strategy, we created a new position - Vice President of Channel Sales and Marketing - to lead this effort. This position was filled in the fourth quarter of fiscal 2006.

In marketing some of our products, we offer extended payment terms to certain of our customers, which we believe enhances our competitive position. For a further discussion of our policy on offering extended payment terms to our customers, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Professional Services

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

Research and Development

We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Expenditures for research and development were $20.8 million for the fiscal year ended June 30, 2004, and $22.7 million for both the fiscal years ended June 30, 2005 and 2006. We intend to continue to make investments in research and development to enhance our product lines. We believe that our future success will, in large part, depend on our ability to maintain and improve current products and develop and acquire new products that meet the emerging needs of the marketplace. Our research and development efforts focus on designing and developing reliable and easy-to-use products. Our product development cycle (from funding a product development project until the new product is shipped to the marketplace) is generally less than six months, which enables us to take advantage of market opportunities and be responsive to customer demands. Larger projects are broken down so that a specific product or product enhancement can be available in the marketplace as quickly as possible. We divide our development team into groups delineated by product functionality and employ development tools to facilitate short development cycles for functional enhancements, while maintaining product reliability.

Employees

As of June 30, 2006, we employed 443 people: 140 in Sales and Marketing; 130 in Research and Development; 63 in Customer Satisfaction; 66 in General and Administrative; and 44 in Professional Services. None of the employees located in the United States are represented by a labor union or are subject to a collective bargaining agreement. Employees located in international countries are covered by the general labor practices of the local country. We have not experienced any work stoppages and believe we have a good relationship with our employees. We believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, management, sales and marketing personnel.

Customers

No single customer accounted for 10% or more of our total consolidated revenues in fiscal years 2004, 2005 or 2006. In fiscal 2005, however, we had revenue from one customer which accounted for approximately 9% of total revenues and approximately 21% of software license revenues.

Competition

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We currently encounter direct competition from a number of public and private companies including IBM Corp., EMC Corporation and FileNet Corporation, as well as a number of smaller competitors in niche markets. On August 10, 2006, IBM announced its intention to acquire FileNet. The acquisition, expected to close in the fourth quarter of 2006, is subject to FileNet shareholder approval, regulatory reviews and other customary closing conditions. As a result of this acquisition, IBM plans to build upon the advanced content management technologies of both companies, which could have a negative impact on our competitive position. A description of the competitive environment in which the Company does business is set forth below under Item 1A, Risk Factors.

Intellectual Property

Our success is heavily dependent upon our confidential and proprietary intellectual property. We rely primarily on a combination of confidentiality agreements, copyright, patent, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. A description of the risks involved in the protection of the Company’s intellectual property is set forth below under Item 1A, Risk Factors. In addition, a discussion of an action we filed in the U.S. District Court for the District of Delaware against Acartus, Inc. can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters - Acartus Litigation.”

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our web site at www.mobius.com, by clicking on Investor Relations, then SEC Filings. These documents are provided as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet web site at www.sec.gov.

ITEM 1A. RISK FACTORS

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

Recent additions to our product portfolio include:

•	ABS for Spreadsheet Compliance, which allows organizations of all sizes to manage and control the lifecycle of spreadsheets while ensuring the integrity and reliability of the data within;
•	TCI, our solution for accessing information from any repository and making it available to any user or business application; and
•	new enterprise records and email management capabilities available as part of our core ViewDirect product.

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

To date, a substantial portion of our revenues is attributable to the licensing and related maintenance service of our ViewDirect suite of products. We currently expect this to continue for the foreseeable future. As a result, factors adversely affecting the pricing of, or demand for, these products and services, such as economic downturns, competition or technological change, could have a material adverse effect on our business, operating results and financial condition.

We face intense competition in our business, and we may be unable to compete successfully against our current and future competitors.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We believe that the most important competitive factors in the market for content management software are breadth of functionality, scalability, breadth of supported operating systems and content formats, vendor viability, ease of use, product reputation, quality, performance, price, sales and marketing effort and customer service. We currently encounter direct competition from a number of public and private companies including IBM Corp., EMC Corporation and FileNet Corporation, as well as a number of smaller competitors in niche markets. On August 10, 2006, IBM announced its intention to acquire FileNet. The acquisition, expected to close in the fourth quarter of 2006, is subject to FileNet shareholder approval, regulatory reviews and other customary closing conditions. As a result of this acquisition, IBM plans to build upon the advanced content management technologies of both companies, which could have a negative impact on our competitive position.

Some of our competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources, and have a larger installed base of customers. Some of these competitors also have extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we are able to. In addition, current and potential competitors have established or may establish cooperative relationships among themselves with prospective customers. Due to the relatively low barriers to entry in the software market, additional competition from other established and emerging companies is likely as the market for records and content management software continues to develop and expand. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Some of our competitors may also combine with, or be acquired by other parties, providing them with additional resources with which to compete.

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

We believe that our revenues and future operating results will depend in part on our ability to increase sales in international markets. There can be no assurance that we will be able to maintain or increase international market demand for our products or attract and retain qualified personnel who will be able to successfully market our products internationally. The majority of our current international revenues are derived from the direct sales force of our wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographic areas through third-party agents. Our international sales are subject to the general risks inherent in doing business internationally, including:

•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	costs and difficulties of localizing products for international countries;
•	lack of acceptance of localized products in international countries;
•	longer accounts receivable payment cycles;
•	difficulties in managing international operations;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences;
•	restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of international laws; and
•	economic or political instability.

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

Our products are generally provided to customers in object code format only. However, we enter into arrangements with some of our customers that provide for the release of our source code to the customer upon the occurrence of certain events, such as our bankruptcy or insolvency or certain material breaches by us of the license agreement between us and our customer. In the event of any release of the source code pursuant to these arrangements, the customer’s license is generally limited to use of the source code to maintain, support and configure our software products. Notwithstanding this protection, the delivery of source code to customers may increase the likelihood of misappropriation or other misuse by third parties of our intellectual property.

We are not aware that any of our products infringe on the proprietary rights of any third party. From time to time, however, a third party may claim infringement by us with respect to current or future products. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements for the right to use any such third party’s proprietary rights. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

We offer extended payment terms to many of our customers, which could impact our cash flow.

We offer extended payment terms to some of our customers. For software license contracts with extended payment terms, the related financing period is generally three to five years. As of June 30, 2006, software license installments receivable totaled $21.5 million, as compared with the June 30, 2005 balance of $30.9 million. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation (“GECC”). During fiscal 2005 and 2006, we sold approximately $2.7 million and $3.1 million, respectively, of installments receivable to GECC under this arrangement. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales.

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

We may be unable to generate sufficient revenues from our professional services business.

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

We rely on certain software and other information that we license from third parties, including software that is used to perform certain functions in our products. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. In addition, to a certain extent, we depend upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on our business, operating results and financial condition.

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

To date, sales through indirect sales channels have not been significant although we continue to invest resources to develop these channels. We believe that certain of our products, including TCI, our content integration solution, and ABS for Spreadsheet Compliance, a solution that centralizes and manages the lifecycle of business-critical spreadsheets, are well positioned to be licensed through channels and we are working to initiate channel and OEM partnerships. In connection with this strategy, we created a new position - Vice President of Channel Sales and Marketing - to lead this effort. This position was filled in the fourth quarter of fiscal 2006. Our revenue growth in the future may be adversely affected if we do not expand existing relationships, if we are unable to establish additional relationships with strategic partners and if the newly-hired Vice President of Channel Sales and Marketing is unsuccessful in building our channel sales program.

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

Consolidation in the industries we market and sell in could adversely impact our business by eliminating a number of existing and potential customers.

There has been and continues to be merger, acquisition and consolidation activity in the industries we market and sell in. This could reduce the number of our clients and potential clients. A smaller market for our products and services could have a material adverse effect on our business, operating results and financial condition.

In addition, consolidation of our customer base, as well as the consolidation of customer data centers and the scaling back of obsolete customer operating systems results in non-renewals and reductions in our maintenance revenues. If this trend continues, it could have a material impact on the level of our maintenance revenues.

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

Revised accounting pronouncements related to share-based payments have and will continue to reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the share-based payments we are able to provide.

As more fully discussed in Note 9, Stock-Based Compensation, to the accompanying Consolidated Financial Statements, effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. As a result of adopting SFAS No. 123(R), our income before income taxes and net income for the year ended June 30, 2006, were $855,000 and $700,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.

Beginning in fiscal 2007, we intend to issue a combination of stock options and restricted stock to tailor and enhance the incentive nature of such instruments and to better manage the related expense charged to earnings, as required under SFAS No. 123(R). The number of equity-based compensation units granted to employees as a form of non-cash compensation will be based on guidelines established by us that consider, among other factors, market trends and the level of expense that will be charged to earnings. Vesting of such grants will be dependent on the achievement of certain corporate financial goals. The issuance of new equity-based compensation, if any, would increase the negative impact of SFAS No. 123(R).

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

Recently enacted or proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002 (“SOX”), have caused us to incur increased costs as we evaluate and respond to the resulting requirements. It is anticipated that the ongoing direct cost to comply with the SOX requirements will continue to be substantial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Rye, New York, where we lease an aggregate of 70,500 square feet of space. Administrative, marketing, product development and customer support, service and sales operations are located in the Rye space. We lease an aggregate of approximately 60,000 additional square feet of space domestically and internationally for our sales offices, as well as for customer support and development in certain locations. We believe that these facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, operating results, cash flow or financial condition. For a discussion of two legal proceedings initiated by us, reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

PART II.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the NASDAQ National Market under the symbol of MOBI since our initial public offering on April 27, 1998. According to the records of our transfer agent, we had approximately 49 stockholders of record as of August 18, 2006. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders. The following table sets forth the high and low sales prices of our common stock on the NASDAQ National Market for the periods indicated.

            Quarter ended:                                                                       High            Low
September 30, 2004	$9.68	$5.06
December 31, 2004	$9.19	$6.31
March 31, 2005	$7.85	$5.57
June 30, 2005	$7.00	$5.76
September 30, 2005	$6.65	$5.01
December 31, 2005	$7.00	$5.10
March 31, 2006	$7.40	$5.57
June 30, 2006	$6.55	$5.34

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future cash flows to fund the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including Mobius’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five year period ended June 30, 2006 are derived from our audited consolidated financial statements. The consolidated financial statements as of June 30, 2005 and 2006 and for each of the years in the three-year period ended June 30, 2006, and the reports thereon, are included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years Ended June 30,
	2002	2003	2004	2005	2006
Consolidated Statement of Operations Data
(in thousands, except per share data):
Revenues:
Software license	$28,026	$38,353	$42,858	$30,883	$39,167
Maintenance	34,776	38,448	40,151	41,416	42,131
Professional service and other	5,111	5,855	5,079	5,374	7,933
Total revenues	67,913	82,656	88,088	77,673	89,231
Cost of revenues:
Software license	1,128	1,146	1,115	1,773	1,110
Maintenance	5,919	6,631	7,048	8,094	7,721
Professional service and other	5,035	5,934	5,506	4,782	6,277
Total cost of revenues	12,082	13,711	13,669	14,649	15,108
Gross profit	55,831	68,945	74,419	63,024	74,123
Operating expenses (1):
Sales and marketing	38,151	34,776	35,090	36,402	37,447
Research and development	15,741	18,025	20,797	22,722	22,726
General and administrative	10,380	10,838	11,397	12,000	13,356
Acquired in-process research and development	-	910	956	-	-
Facilities restructuring	1,394	194	-	-	-
Total operating expenses	65,666	64,743	68,240	71,124	73,529
Income (loss) from operations	(9,835)	4,202	6,179	(8,100)	594
Interest income, net	1,659	1,514	1,840	2,264	2,334
Other income (expense)	143	220	(90)	104	7
Income (loss) before income taxes	(8,033)	5,936	7,929	(5,732)	2,935
Provision for (benefit from) income taxes	(2,812)	1,860	3,127	(3,037)	855
Net income (loss)	$(5,221)	$4,076	$4,802	$(2,695)	$2,080

Basic earnings (loss) per share (2)	$(0.30)	$0.23	$0.27	$(0.15)	$0.11
Basic weighted average shares outstanding (2)	17,459	17,363	17,964	18,409	18,765
Diluted earnings (loss) per share (2)	$(0.30)	$0.23	$0.24	$(0.15)	$0.10
Diluted weighted average shares outstanding (2)	17,459	18,089	19,937	18,409	19,831
Consolidated Balance Sheet Data
(in thousands):
Total assets	$71,392	$81,818	$95,576	$90,315	$93,340
Total long-term obligations	1,406	5,560	4,943	3,812	2,601
Stockholders' equity	31,120	36,357	45,139	43,567	49,500

(1)
Included within sales and marketing, research and development and general and administrative expense is stock compensation expense associated with the granting of stock options to employees immediately prior to the Company’s IPO for the years ended June 30, 2002 and 2003 aggregating $125 and $43, respectively. There was no such expense during fiscal 2004, 2005 and 2006 since the entire expense was recognized prior to July 1, 2003. Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment (revised).” For additional information, see Note 9 to the accompanying Consolidated Financial Statements.

(2)
For a description of the basic and diluted earnings per share ("EPS") calculations and the basic and diluted weighted average shares outstanding, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, readers are given a more detailed assessment of our operating results and changes in financial position over the periods discussed. This section should be read in conjunction with our Consolidated Financial Statements and related Notes. Please note that references in this section to “this year” and “last year” refer to our fiscal years ended June 30, 2006 and June 30, 2005, respectively.

Executive Overview

We are a leading provider of integrated solutions for records and content management.  For twenty-five years, we have delivered innovative software that helps major corporations manage and derive value from vast amounts of digital records, documents and images of any type. Our technology has achieved industry-wide recognition for its breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

Our solutions manage the entire lifecycle of information - from the moment it is created until it is no longer needed - and ensure its long-term integrity and availability, both to meet the operational needs of the entity and to ensure legal and regulatory compliance.

By integrating information across the enterprise and managing its retention and disposition, we help our customers reduce operating costs, streamline critical business processes, and protect critical information assets.

Our flagship product, ViewDirect®, is market-leading software for enterprise high-volume storage, high-speed indexed access and electronic distribution and disposal of anything that is either connected to or created in a digital format. ViewDirect incorporates complete facilities for managing the entire lifecycle of anything kept in digital format that serves the needs of the business and addresses legal and regulatory requirements. Additional Mobius products provide integrated access to disparate digital repositories, monitor the accuracy of enterprise data, build and maintain Web sites, and automate business processes.

Our total revenues decreased from $88.1 million in fiscal 2004 to $77.7 million in fiscal 2005 and increased to $89.2 million in fiscal 2006. Operating income was $6.2 million, or 7.0% of revenues, in fiscal 2004, as compared with an operating loss of $8.1 million, or (10.4)% of revenues, in fiscal 2005 and operating income of $594,000, or 0.7% of revenues, in fiscal 2006. In fiscal 2004, excluding the charge for acquired in-process research and development of $956,000, operating income was $7.1 million, or 8.1% of revenues. In fiscal 2005, we recorded a $250,000 pre-tax charge related to the accelerated vesting of certain employee stock options. Excluding this charge, operating loss in fiscal 2005 was $7.9 million, or (10.1)% of revenues. In fiscal 2006, we recorded a pre-tax charge of approximately $855,000 for stock-based compensation expense recognized pursuant to the provisions of SFAS No. 123(R). We adopted SFAS No. 123(R) as of July 1, 2005. Excluding this charge, operating income was $1.4 million, or 1.6% of revenues, in fiscal 2006. Net income was $4.8 million, or $0.24 per diluted share, in fiscal 2004, as compared with a net loss of $2.7 million, or ($0.15) per share, in fiscal 2005 and net income of $2.1 million, or $0.10 per diluted share, in fiscal 2006.

We derive our revenues from product licenses, related annual maintenance and professional services and other. Software license revenues decreased from $42.9 million in fiscal 2004 to $30.9 million last year, and increased to $39.2 million this year. Software license revenues in fiscal 2005 included an individual contract for $5.7 million in software license fees with a major financial institution. Maintenance revenues increased from $40.2 million in fiscal 2004 to $41.4 million last year to $42.1 million this year. Professional service and other revenue increased from $5.1 million in fiscal 2004 to $5.4 million last year and increased to $7.9 million this year. This year, 43.9% of total revenues were generated from software licenses, 47.2%

were generated from maintenance and 8.9% were generated from professional services and other sources. Our professional services group offers installation and conversion services, and to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. As such, while this line of our business provides a valuable service to our customers, revenues from professional services are not a significant percentage of overall revenue. International revenues increased from $18.4 million in fiscal 2004 to $19.2 million last year to $22.1 million this year. The majority of our current international revenues are derived from the direct sales force of our wholly-owned subsidiaries. These subsidiaries also derive revenue in certain geographies through third-party agents. Our subsidiaries conduct business in the currency of the country in which they operate, exposing us to currency fluctuations and currency transaction losses or gains, which are outside of our control.

The increase in revenues for fiscal 2006 was primarily due to increased software license revenue, and to a lesser extent, increased professional service activity. Software license revenue increased primarily as a result of improvements in sales and marketing management and effectiveness stemming largely from changes in our sales and marketing organization and the introduction of new processes and initiatives. Professional service revenue benefited from increased activity in Europe.

We have also achieved various internal goals that we believe have set the stage for growth in fiscal 2007 and beyond. In addition to our increases in revenue and profitability in fiscal 2006, other accomplishments include:

•	Enhanced and strengthened our senior management team, including the addition of a Vice President of Channel Sales and Marketing to build our channel sales program;
•	Obtained positive market reception for our newer product offerings described below; and
•	Increased cash and cash equivalents balances by more than $6.0 million.

We believe we are well positioned to meet the growing demand for content management solutions as companies intensify their search for ways to integrate content across various applications, to comply with government regulations, such as those mandated by the Sarbanes-Oxley Act and to reduce operating costs. We see a large and growing market leveraging our core competencies in the integrated document archive and retrieval systems and records management business. In addition to improving our overall execution, we intend to enhance our market position through our strong set of base products, along with recent additions to our product portfolio, including:

•	ABS for Spreadsheet Compliance, which allows organizations of all sizes to manage and control the lifecycle of spreadsheets while ensuring the integrity and reliability of the data within;
•	TCI, our solution for accessing information from any repository and making it available to any user or business application; and
•	new enterprise records and email management capabilities available as part of our core ViewDirect product.

There can be no assurance, however, that such additions to our product portfolio will enhance our market position.

We believe that market factors continue to drive customers to cautiously spend on enterprise software and that we compete not only against other companies in our market space, but with other unrelated technologies vying for our customers’ spending budgets. These factors can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability.

There are no assurances that the growth in the overall content management market or the success of our newer products, such as ViewDirect E-mail Manager, TCI and Audit and Balancing System, will develop as anticipated, that the improvements in sales and marketing productivity and efficiency will continue or that the newly-hired Vice President of Channel Sales and Marketing will be successful building our channel sales program.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates are evaluated on an on-going basis. Actual results could differ from those estimates.

Management believes that its significant judgments and estimates used in the preparation of our consolidated financial statements are influenced by the following critical accounting policies:

Revenue Recognition

We recognize license and maintenance revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We generate license revenues from licensing the rights to use our software products to our customers. We also generate maintenance revenues from renewable support and software enhancements and professional service revenues from performing consulting activities for license customers. Software license contracts generally have terms of three, five or fifteen years.

Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We allocate revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. During the first half of fiscal 2004, our contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, whereby the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when we entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. We determined the portion of the contract price attributable to maintenance (which did not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from our pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence materialized or until all elements were delivered. While we still recognize revenue using the residual method in accordance with SOP 98-9, beginning in the third quarter of fiscal 2004, the vast majority of our software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Maintenance revenue is generally recognized ratably over the term of the support, typically twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

We offer installment contracts to our customers, which provide for periodic payments, with terms ranging from six months to five years, with the majority in the range of three years to five years, with generally the first payment due at the beginning of the contract period. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity. Therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

Beginning July 1, 2005, we record windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of an equity-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded.

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

Beginning July 1, 2005, we account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004),” (SFAS No. 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), we expense the grant date fair value of share-based compensation awards over the requisite service period. For additional information regarding the adoption of SFAS No. 123(R), see the section entitled “Stock-Based Compensation” below and Note 9 to the accompanying Consolidated Financial Statements.

Results of Operations

The following table sets forth certain items from our Consolidated Statement of Operations as a percentage of total revenues for the fiscal years indicated:

	Years Ended June 30,
	2004	2005	2006
Revenues:
Software license	48.6%	39.7%	43.9%
Maintenance	45.6	53.4	47.2
Professional service and other	5.8	6.9	8.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
Software license	1.3	2.3	1.2
Maintenance	8.0	10.4	8.7
Professional service and other	6.2	6.2	7.0
Total cost of revenues	15.5	18.9	16.9
Gross profit	84.5	81.1	83.1
Operating expenses:
Sales and marketing	39.8	46.9	42.0
Research and development	23.6	29.2	25.4
General and administrative	13.0	15.4	15.0
Acquired in-process research and development	1.1	-	-
Total operating expenses	77.5	91.5	82.4
Income (loss) from operations	7.0	(10.4)	0.7
Interest income, net	2.1	2.9	2.6
Other income (expense)	(0.1)	0.1	-
Income (loss) before income taxes	9.0	(7.4)	3.3
Provision for (benefit from) income taxes	3.5	(3.9)	1.0
Net income (loss)	5.5%	(3.5)%	2.3%

Year Ended June 30, 2004 Compared to Year Ended June 30, 2005 Compared to Year Ended June 30, 2006

Revenues:

•
Total revenues decreased 11.8% from $88.1 million in fiscal 2004 to $77.7 million in fiscal 2005 and increased 14.9% to $89.2 million in fiscal 2006. Domestic revenues decreased 16.0% from $69.7 million in fiscal 2004 to $58.5 million in fiscal 2005 and increased 14.7% to $67.1 million in fiscal 2006. International revenues increased 4.0% from $18.4 million in fiscal 2004 to $19.2 million in fiscal 2005 and increased 15.3% to $22.1 million in fiscal 2006. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. Included in international revenues during fiscal 2005 was an individual contract for $5.7 million in software license fees with a major financial institution. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the fiscal years ended June 30, 2004, 2005 and 2006.

•
Software license revenues decreased 27.9% from $42.9 million in fiscal 2004 to $30.9 million in fiscal 2005 and increased 26.8% to $39.2 million in fiscal 2006. We believe that our results in fiscal 2005 were negatively impacted by several factors, including underperformance due to poor execution in (a) closing contracts for existing products, (b) order pipeline building for new and existing products and (c) new product integration. In addition, performance was adversely impacted by health-related senior management changes in the sales and marketing functions. In fiscal 2006, the increase in software license revenues primarily reflects improvements in sales and marketing management and effectiveness stemming largely from organizational changes, including the addition of a new Senior Vice President of Worldwide Sales and a Senior Vice President of Marketing in the second half of fiscal 2005, and the related introduction of new processes and initiatives.

•
Maintenance revenues increased 3.2% from $40.2 million in fiscal 2004 to $41.4 million in fiscal 2005 and increased 1.7% to $42.1 million in fiscal 2006. The increases in maintenance revenues during these years were primarily due to new software licenses covered by maintenance agreements and increased maintenance fees on renewals, which were substantially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 56.0%, 25.0% and 25.3% of total software license revenues during fiscal 2004, 2005 and 2006, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•
Professional service and other revenues increased 5.8% from $5.1 million in fiscal 2004 to $5.4 million in fiscal 2005 and increased 47.6% to $7.9 million in fiscal 2006. Professional service revenues for fiscal 2004 included approximately $500,000 relating to services associated with new products that was deferred in prior periods pending acceptance by the customer. Excluding this item, professional service revenues increased 17.4% during fiscal 2005, reflecting several large contracts that closed during the second half of last year. The 47.6% increase during fiscal 2006 principally reflects significantly higher service activity in Europe. During fiscal 2006, we hired or transferred from other departments additional personnel to address this increased demand.

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

Cost of Revenues:

•
Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues increased 59.0% from $1.1 million in fiscal 2004 to $1.8 million in fiscal 2005 and decreased 37.4% to $1.1 million in fiscal 2006, representing 2.6%, 5.7% and 2.8%, respectively, of software license revenues in those years. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The increase during fiscal 2005 is primarily due to higher royalties related to an increase in software license revenue subject to third-party royalties, in particular, a significant imaging solution licensed to a customer that included third-party software during the fiscal third quarter of 2005. The decrease during fiscal 2006 was primarily due to the significant imaging solution licensed to a customer during fiscal 2005.

•
Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group. The cost of maintenance revenues increased 14.8% from $7.0 million in fiscal 2004 to $8.1 million in fiscal 2005 and decreased 4.6% to $7.7 million in fiscal 2006, representing 17.6%, 19.5% and 18.3%, respectively, of maintenance revenues in those years. In fiscal 2005, the increase in cost of maintenance revenues is primarily due to personnel-related costs resulting from increased staffing, as well as increased utilization of Professional Services personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues. The decrease during fiscal 2006 was primarily due to a reduction in maintenance-related staffing in fiscal 2006 as compared with fiscal 2005.

•
Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third party subcontractor costs. The cost of professional service and other revenues decreased 13.1% from $5.5 million in fiscal 2004 to $4.8 million in fiscal 2005 and increased 31.3% to $6.3 million in fiscal 2006, representing 108.4%, 89.0% and 79.1% respectively, of professional service and other revenues in those years. The cost of professional service for fiscal 2004 included approximately $500,000 of costs relating to services associated with new products that we had deferred as of June 30, 2003 pending acceptance by the customer. Excluding this item, the cost of professional service decreased 5.2% in fiscal 2005. The cost of professional service decreased in fiscal 2005 due to lower personnel costs (reflecting decreased headcount), as well as the allocation of some of the personnel costs to cost of maintenance revenues due to the utilization of Professional Services personnel in Customer Support projects. These decreases were partially offset by an increase in third-party subcontractor costs. In fiscal 2006, the cost of professional services and other revenues increased primarily due to an increase in personnel costs in Europe. During 2006, the cost of professional service and other revenues as a percentage of professional service and other revenues decreased almost ten percentage points as compared with last year, primarily due to improved professional staff utilization. Partially offsetting this improvement was an increase in third-party subcontractor costs and a decrease in the allocation of Professional Services personnel to other departments.

Operating Expenses:

•
Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including incentive compensation costs associated with revenues. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials, advertising, food, travel and lodging expenses and bad debt expense. These expenses increased 3.7% from $35.1 million in fiscal 2004 to $36.4 million in fiscal 2005 and increased 2.9% to $37.4 million for fiscal 2006, representing 39.8%, 46.9% and 42.0%, respectively, of total revenues in those years. In fiscal 2005, sales and marketing expenses increased due to higher personnel costs (reflecting increased average headcount and severance expense), travel expenses and payroll taxes and benefits (due to higher mix of revenue and incentive compensation earned by employees in countries with higher social costs). These increases were partially offset by lower incentive compensation costs earned on lower total software license revenues. In fiscal 2006, sales and marketing expenses increased primarily due to increased sales incentive costs as a result of higher software license and professional service revenues and a new compensation plan for marketing personnel. Also contributing to the increase were higher travel expenses and increased subcontractor fees, primarily related to higher marketing campaign costs.

•
Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses increased 9.3% from $20.8 million in fiscal 2004 to $22.7 million in fiscal 2005 and were also $22.7 million in fiscal 2006, representing 23.6%, 29.2% and 25.4%, respectively, of total revenues in those years. The increase in fiscal 2005 is primarily due to higher personnel costs on increased headcount, including personnel added as a result of the acquisition on April 26, 2004 of the technology and certain other assets of eManage Inc. (“eManage”) and increased depreciation and amortization primarily related to intangible assets recorded in connection with the eManage asset acquisition. For a further discussion of the acquisition of the technology and certain other assets of eManage, see the section entitled, “Liquidity and Capital Resources” below. In fiscal 2006, increases in personnel costs, primarily salaries and overtime, and a higher allocation of expenses from Customer Support due to increased utilization of their personnel in development projects, were substantially offset by lower third-party development fees.

•
General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 5.3% from $11.4 million in fiscal 2004 to $12.0 million in fiscal 2005 and increased 11.3% to $13.4 million in fiscal 2006, representing 13.0%, 15.4% and 15.0%, respectively, of total revenues in those years. The increase in 2005 is due to higher personnel costs, primarily as a result of increased headcount and salary increases, and increased subcontractor and accounting fees related to Sarbanes-Oxley compliance work. In fiscal 2006, the increase in general and administrative expenses was due to increases in a number of items including: personnel costs, primarily as a result of salary increases and bonus compensation costs; compensation expense on stock options relating to SFAS No. 123(R); and, professional fees, primarily as a result of increased legal fees.

•
Acquired in-process research and development expense relates to the acquisition of the technology and certain other assets of eManage. A portion of the purchase price in the acquisition was allocated to acquired in-process research and technology. Since the technological feasibility of the research and development projects had not yet been achieved and we believed such projects had no alternative future use, the acquired in-process research and development was expensed in the year of acquisition. As a result, we recorded a charge of $956,000 in fiscal 2004 relating to the eManage asset acquisition. A valuation prepared using the discounted net cash flow method was utilized to value the acquired in-process research and development expenses for the eManage asset acquisition.

Interest income and other income (expense):

Interest income, net of interest expense, was $1.8 million in fiscal 2004, and $2.3 million in both fiscal 2005 and 2006. The increase in interest income during fiscal 2005 is primarily attributable to higher interest rates on installments receivable balances and slightly higher interest rates on invested cash balances. During fiscal 2006, increases in interest income due to higher cash balances and higher interest rates on invested cash balances and installments receivable was offset by a decrease in interest income from lower installments receivable balances due to a decrease in financed deals. Other income (expense) is comprised of foreign currency transactions and other miscellaneous income (expense). Foreign currency losses were $90,000 in fiscal 2004, as compared with foreign currency gains of $61,000 and $10,000 in fiscal 2005 and 2006, respectively. Other miscellaneous income (expense) was insignificant for fiscal 2004, 2005 and 2006, respectively.

Provision for (benefit from) income taxes:

The tax provision for income taxes was $3.1 million in fiscal 2004 (effective tax provision rate of 39.4%), compared with a tax benefit of $3.0 million (effective tax benefit rate of (53.0)%) in fiscal 2005 and a tax provision of $855,000 (effective tax provision rate of 29.1%) in fiscal 2006. The effective tax rates in both fiscal year 2005 and 2006 were favorably impacted by the reversal of previously accrued taxes as a result of the expiration of the IRS statute of limitations on the tax years for which the accruals were established. The effective tax rate for fiscal 2006 was negatively impacted by our inability to claim a full year U.S. research and development tax credit due to the expiration of the credit effective December 31, 2005. Adjusting for the impact of these items, the effective tax benefit rate for fiscal 2005 would have approximated (42.5%), and the effective tax provision rate for fiscal 2006 would have approximated 26.2% (the “adjusted tax rates”). If the research and development tax credit is extended, we will record a “catch-up” adjustment in the period in which the related tax bill is passed.

The higher adjusted tax benefit rate in fiscal 2005 as compared with the tax rate in fiscal 2004 was primarily due to two substantially offsetting items: (i) the additive impact of the research and development credit on the tax benefit rate calculated on a loss in fiscal 2005 versus the reduction of the tax provision rate calculated on a profit in fiscal 2004, offset by (ii) lower foreign taxes in fiscal 2005. The lower adjusted tax rate in fiscal 2006 as compared with the adjusted tax benefit rate in fiscal 2005 also reflects the additive impact of the research and development credit on the tax benefit rate calculated on a loss in fiscal 2005 versus the reduction of a tax provision rate calculated on the profit in fiscal 2006.

Selected Unaudited Quarterly Operating Results

The following table presents certain unaudited consolidated statement of operations data for the eight fiscal quarters in the two-year period ended June 30, 2006. In management's opinion, this unaudited information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept.30,	Dec. 31,	March 31,	June 30,
	2004	2004	2005	2005	2005	2005	2006	2006
Revenues:
Software license revenues	$6,204	$6,875	$6,751	$11,053	$8,995	$9,507	$9,126	$11,539
Maintenance	10,003	10,216	10,586	10,611	10,679	10,377	10,435	10,640
Professional services and other	921	1,081	1,946	1,426	1,747	1,874	2,070	2,242
Total revenues	17,128	18,172	19,283	23,090	21,421	21,758	21,631	24,421
Cost of revenues:
Software license revenues	216	240	1,050	267	285	370	183	272
Maintenance	2,079	1,908	2,095	2,012	1,865	1,853	1,930	2,073
Professional service and other	840	1,041	1,470	1,431	1,386	1,453	1,566	1,872
Total cost of revenues	3,135	3,189	4,615	3,710	3,536	3,676	3,679	4,217
Gross profit	13,993	14,983	14,668	19,380	17,885	18,082	17,952	20,204
Operating expenses (1):
Sales and marketing	8,128	9,128	8,617	10,529	9,210	9,019	9,085	10,133
Research and development	5,646	5,850	5,679	5,547	5,521	5,793	6,002	5,410
General and administrative	2,712	3,013	3,140	3,135	3,257	3,390	3,319	3,390
Total operating expenses	16,486	17,991	17,436	19,211	17,988	18,202	18,406	18,933
Income (loss) from operations	(2,493)	(3,008)	(2,768)	169	(103)	(120)	(454)	1,271
Interest income, net	527	556	531	650	594	588	577	575
Other income (expense)	34	(12)	(3)	85	1	24	20	(38)
Income (loss) before income taxes	(1,932)	(2,464)	(2,240)	904	492	492	143	1,808
Provision for (benefit from) income taxes	(659)	(1,363)	(1,304)	289	177	175	(149)	652
Net income (loss)	$(1,273)	$(1,101)	$(936)	$615	$315	$317	$292	$1,156

Basic earnings (loss) per share	$(0.07)	$(0.06)	$(0.05)	$0.03	$0.02	$0.02	$0.02	$0.06
Diluted earnings (loss) per share	$(0.07)	$(0.06)	$(0.05)	$0.03	$0.02	$0.02	$0.01	$0.06

As a Percentage of Total Revenues
Revenues:
Software license revenues	36.2%	37.8%	35.0%	47.9%	42.0%	43.7%	42.2%	47.3%
Maintenance	58.4	56.2	54.9	45.9	49.8	47.7	48.2	43.5
Professional service and other	5.4	6.0	10.1	6.2	8.2	8.6	9.6	9.2
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Software license revenues	1.3	1.3	5.4	1.2	1.3	1.7	0.9	1.1
Maintenance	12.1	10.5	10.9	8.7	8.7	8.6	9.0	8.6
Professional service and other	4.9	5.8	7.6	6.2	6.5	6.6	7.2	7.7
Total cost of revenues	18.3	17.6	23.9	16.1	16.5	16.9	17.1	17.4
Gross profit	81.7	82.4	76.1	83.9	83.5	83.1	82.9	82.6
Operating expenses (1):
Sales and marketing	47.4	50.2	44.7	45.6	43.0	41.4	42.0	41.5
Research and development	33.0	32.2	29.5	24.0	25.8	26.6	27.8	22.1
General and administrative	15.8	16.6	16.3	13.6	15.2	15.6	15.3	13.9
Total operating expenses	96.2	99.0	90.5	83.2	84.0	83.6	85.1	77.5
Income (loss) from operations	(14.5)	(16.6)	(14.4)	0.7	(0.5)	(0.5)	(2.2)	5.1
Interest income, net	3.1	3.1	2.7	2.8	2.8	2.7	2.7	2.3
Other income (expense)	0.2	(0.1)	-	0.4	-	0.1	0.1	(0.1)
Income (loss) before income taxes	(11.2)	(13.6)	(11.7)	3.9	2.3	2.3	0.6	7.3
Provision for (benefit from) income taxes	(3.8)	(7.5)	(6.8)	1.2	0.8	0.9	(0.7)	2.7
Net income (loss)	(7.4)%	(6.1)%	(4.9)%	2.7%	1.5%	1.4%	1.3%	4.6%

(1) In the fiscal fourth quarter of 2005, we recorded a $250,000 pre-tax charge related to the accelerated vesting of certain employee stock options. Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R). For additional information, see Note 9 to the accompanying Consolidated Financial Statements.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. For a further discussion of the factors that could impact quarterly results, see the section entitled “Factors Affecting Future Performance” above. Historically, license revenues typically peak primarily in the fourth fiscal quarter (ending June 30) and to a lesser extent in the second fiscal quarter (ending December 31). These fluctuations are caused primarily by customer purchasing patterns and our sales force incentive programs, which recognize and reward sales personnel on the basis of achievement of annual and other periodic performance quotas, as well as by the factors described above. Changes in buying patterns, product mix and sales force incentive programs may alter these historical seasonality patterns.

Liquidity and Capital Resources

Executive Overview

Since our inception, we have funded our operations principally through cash flows from operating activities. As of June 30, 2006, we had cash and cash equivalents of approximately $40.0 million, an increase of $6.3 million from the $33.7 million held at June 30, 2005. The increase was primarily due to a reduction in software license installments receivable, net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, and cash received from equity-based benefit plans. These increases were partially offset by an increase in accounts receivable and capital expenditures. As of June 30, 2006 and 2005, the Company had no bank debt outstanding.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements through fiscal 2007. As discussed in the section entitled, “Software License Installments Receivable” below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation (“GECC”). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During fiscal 2006, we sold approximately $3.1 million of installments receivable, bringing total sales through June 30, 2006 under this arrangement to approximately $5.8 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

*****

Net cash used in operating activities was $5.0 million in fiscal 2004, as compared with net cash provided by operating activities of $610,000 and $4.9 million in fiscal 2005 and 2006, respectively. Our uses of cash during fiscal 2004 were primarily due to increases in software license installments receivable, partially offset by net income adjusted for non-cash items and increases in accounts payable and accrued expenses. Our sources of cash during fiscal 2005 were collections in accounts receivable and software license installments receivable, partially offset by net loss adjusted for non-cash items and reductions in accounts payable and accrued expenses. Our sources of cash during fiscal 2006 were from a reduction in software license installments receivable and net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges. These sources were partially offset by an increase in accounts receivable as a result of a decrease in the percentage of financed licenses (which would have been recorded as software license installments receivable) and a corresponding increase in licenses with one-time payment terms (recorded in accounts receivable) and a reduction in deferred revenue, primarily due to timing of maintenance billings. Software license installments, which decreased 15.4% from $36.5 million at June 30, 2004 to $30.9 million at June 30, 2005, and decreased 30.6% to $21.5 million at June 30, 2006, represent payments due from customers for license fees that are paid over the term of the installment agreement. The decreases during fiscal 2005 and 2006 were due to collections, the sale of approximately $2.7 million in fiscal 2005 and $3.1 million in fiscal 2006 of installments receivable to GECC and a lower percentage of financed deals. For additional information, see the section entitled, “Software License Installments Receivable” below.

Net cash used in investing activities was $1.3 million, $0.9 million and $1.6 million in fiscal 2004, 2005 and 2006, respectively. Net cash used in investing activities during all three fiscal years represented the purchase of computer equipment, furniture and fixtures and leasehold improvements.

Net cash provided by financing activities was $2.3 million, $765,000 and $1.6 million in fiscal 2004, 2005 and 2006, respectively. During fiscal 2004 and 2005, cash was provided by the exercise of stock options by employees of $2.0 million and $483,000, respectively, and employee stock purchases under the employee stock purchase plan of $291,000 and $282,000, respectively. Net cash provided by financing activities during fiscal 2006 was due to the exercise of stock options by employees of $698,000, employee stock purchases under the employee stock purchase plan of $575,000 and the net tax benefit attributable to stock options of $312,000.

Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of June 30, 2006, the future minimum lease payments for these operating leases are as follows (in thousands):

                                                              Operating
Year Ended:                                            Leases

June 30, 2007                                                    $2,833
June 30, 2008                                                      2,621
June 30, 2009                                              2,212
June 30, 2010                                                      1,701
June 30, 2011                                                 129
Total minimum lease payments                                     $9,496

In addition to the commitments shown above, we have commitments at June 30, 2006 for future purchases of goods and services of approximately $220,000.

In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collateralized by a certificate of deposit.

On April 26, 2004 (the “eManage Closing Date”), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage, a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from our existing cash balances. In addition, we assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. The eManage software suite includes a complete records management facility for Microsoft’s SharePoint Portal Server. It extends full records management functionality, including lifecycle management and records security, to the collaborative SharePoint document management environment. Under the terms of the agreement, we were obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets were achieved as of the end of each quarter through June 30, 2005. During the fiscal fourth quarter of 2004, certain targets were met, and, accordingly, we recorded incremental goodwill and a payable to eManage of $340,000, which was paid during the fiscal first quarter of 2005. During the fiscal second and fourth quarters of 2005, certain additional targets were met, and accordingly, we recorded incremental goodwill of $85,000 and $93,000, respectively, which was paid in the fiscal second quarter of 2005 and the fiscal first quarter of 2006, respectively.

We continue to evaluate potential acquisition candidates whose products, technology and expertise or market share would enhance our strategic market position.

Accounts Receivable Reserves

Accounts receivable reserves are provided for potential problem accounts and for the potential that some customers decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. As of June 30, 2005 and June 30, 2006, approximately 74% and 63%, respectively, of the total accounts receivable reserve balances were related to specific accounts. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. Accounts receivable reserves were $595,000 and $559,000 at June 30, 2005 and June 30, 2006, respectively.

Software License Installments Receivable

As of June 30, 2006, software license installments amounted to $21.5 million, a decrease of 30.6% compared with the June 30, 2005 balance of $30.9 million. This decrease was primarily due to collections, the sale of approximately $3.1 million of installments receivable to GECC and a lower percentage of financed licenses during fiscal 2006. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Through June 30, 2006, we have sold approximately $5.8 million of installments receivable to GECC. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

As of June 30, 2006, one customer had a balance equal to 15.7% of total software license installments. No other customer had a balance in excess of 4.4% of total software license installments. As of June 30, 2006, total software license installments receivable have an average remaining term of approximately 1.3 years.

We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance revenues and license contracts. Current and non-current deferred revenues totaled $26.4 million at June 30, 2005 and $24.9 million at June 30, 2006. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of June 30, 2006, current deferred revenues totaled $22.8 million and non-current deferred revenues totaled $2.1 million. It is anticipated that current deferred revenues of $22.8 million will be recognized as revenue within the next twelve months.

Stock-Based Compensation

As of June 30, 2006, we had the following stock-based compensation plans: the 2006 Stock Incentive Plan (2006 Stock Plan), the Non-Employee Directors' 1998 Stock Option Plan (Directors’ Plan) and the 1998 Employee Stock Purchase Plan (ESPP). At our annual meeting of stockholders on February 7, 2006, the stockholders approved our 2006 Stock Plan, which replaces the 1996 Stock Incentive Plan (1996 Stock Plan). As a result of the termination of the 1996 Stock Plan, option grants will no longer be made under the 1996 Stock Plan but it will continue in effect with respect to options previously granted thereunder. Key terms of these plans are summarized in Note 9 to the accompanying Consolidated Financial Statements.

Prior to July 1, 2005, we accounted for these stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Except for the one-time charge discussed in the following paragraph, no stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the years ended June 30, 2004 and 2005, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the 1996 Stock Plan and the Directors’ Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Beginning in fiscal 2007, we intend to issue a combination of stock options and restricted stock to tailor and enhance the incentive nature of such instruments and to better manage the related expense charged to earnings, as required under SFAS No. 123(R). The number of equity-based compensation units granted to employees as a form of non-cash compensation will be based on guidelines established by the Company that consider, among other factors, market trends and the level of expense that will be charged to earnings. Vesting of such grants will be dependent on the achievement of certain corporate financial goals.

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (revised 2004),” using the modified-prospective-transition method. Under the modified-prospective-transition method, prior period financial statements are not restated. As a result of adopting SFAS No. 123(R) on July 1, 2005, our income before income taxes and net income for the year ended June 30, 2006, were $855,000 and $700,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 would have been $0.15 and $0.14 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.11 and $0.10, respectively.

The following table illustrates the effect on income (loss) before income taxes, net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under our 1996 Stock Plan, Directors’ Plan and ESPP during the years ended June 30, 2004 and 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes options-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended June 30,
	2004	2005

Income (loss) before income taxes- as reported	$7,929	$(5,732)
Income (loss) before income taxes- pro forma	$5,960	$(9,413)
Net income (loss)- as reported	$4,802	$(2,695)
Net income (loss)- pro forma	$3,452	$(5,805)
Basic net income (loss) per share- as reported	$0.27	$(0.15)
Basic net income (loss) per share- pro forma	$0.19	$(0.32)
Diluted net income (loss) per share- as reported	$0.24	$(0.15)
Diluted net income (loss) per share- pro forma	$0.17	$(0.32)

It is expected that the unrecognized stock-based compensation expense of approximately $950,000 at June 30, 2006, will be recognized against income over a weighted-average period of approximately 1.45 years.

Other Matters

INFOPAC-Tapesaver: In January 1999, we sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, we were going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2004, 2005 and 2006.

We commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in our favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay us $37,500 per month from March 31, 2002 through December 31, 2003 and to pay our share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. We have docketed the judgment in California for the full amount of the debt due of approximately $1.2 million. During January 2005, the buyer’s president filed for personal bankruptcy protection. In April 2005, we filed a complaint in the bankruptcy proceeding alleging that the buyer’s president’s debt to us is not dischargeable in the bankruptcy proceeding. The buyer’s president answered the complaint, denying those allegations. On May 17, 2006, the parties settled the action, with the buyer’s president agreeing to pay certain sums to be realized from the sale of his residence after settlement of an existing mortgage on the property. At this time, we can not estimate the amount, if any, that will be received from this sale. To date, we have not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

Acartus Litigation: On May 31, 2005, we filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act (the “Lanham Claims”), and for violations of state statutory and common law. The complaint sought injunctive relief, compensatory damages in an amount no less than $500,000, plus costs and attorneys’ fees. On July 5, 2005, we moved for preliminary injunction with respect to the Lanham Act Claims, seeking to enjoin Acartus from improperly using the Mobius mark in violation of our trademark and other rights, and from making false statements in advertising about our products. We also sought expedited discovery. By Order dated July 6, 2005, the Court granted our request for expedited discovery and scheduled a hearing on our preliminary injunction motion for August 1, 2005. On July 22, 2005, Acartus agreed to a stipulated order entering a preliminary injunction with respect to the Lanham Act Claims, thereby mooting the August 1, 2005 hearing. Because Acartus has since declined to convert the preliminary injunction to a permanent injunction, we continue to prosecute all of our claims. On September 20, 2005, we amended our complaint to add a claim for violation of the Delaware Uniform Trade Secrets Act (the “Amended Complaint”). On October 4, 2005, Acartus moved to strike, dismiss or stay the Amended Complaint. Acartus also declined to provide discovery while its motion was pending, notwithstanding the July 6, 2005 Order, necessitating a motion by us on November 2, 2005 to compel discovery. On June 28, 2006, the Court denied Acartus’s motion to strike, dismiss or stay the Amended Complaint and granted our motion to compel discovery. On July 13, 2006, Acartus answered the Amended Complaint. We then again amended the complaint in August 2006, to add new claims and allegations based on documents obtained thus far from Acartus in discovery, and to add EMC Corporation, which acquired Acartus, as a defendant. We also increased our request for damages to not less than $10 million. The parties are now engaged in ongoing discovery. Pursuant to the Scheduling Order, fact discovery must be completed by December 1, 2006, expert discovery must be completed by January 24, 2007, summary judgment motions must be filed no later than January 31, 2007, and the case is scheduled for a two-week jury trial beginning on August 6, 2007. A mediation is also scheduled before a Magistrate Judge on October 26, 2006. At this time, we cannot predict the outcome or estimate the amount, if any, that will be received in the event we prevail in this matter.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 at the beginning of our fiscal year 2008. We are currently evaluating the various requirements of FIN 48, but we are unable at this time to assess what, if any, the financial statement impacts might be.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of our investment activities is to preserve principal, while at the same time maximizing interest income. As of June 30, 2006, we held no marketable securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto are included in Item 15(a)(1). Selected Quarterly Financial Data is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are currently nine members of the Board of Directors. The Board is divided into three classes with terms expiring, respectively, at the 2006, 2007 and 2008 annual meeting of stockholders. Generally, our directors are elected for three-year terms.

The Board oversees the management of the Company on the stockholders’ behalf. It reviews our long-term strategic plans and exercises direct decision-making authority in a number of key areas. The Board chooses the Chief Executive Officer, sets the scope of his authority to manage Mobius’s business day to day, and evaluates his performance.

The Board of Directors complies with the Nasdaq listing standards and reviews all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board has determined that each of Messrs. Albracht, Cattini, Greenfield, P. Gross, Hernandez, Levitan and Perakis qualify as independent under the requirements of the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. Only independent directors serve on Mobius’s Audit, Compensation and Corporate Governance and Nominating Committees. The Board met six times during fiscal 2006 and acted by unanimous written consent three times. Each director attended all of the meetings of the Board, except that Mr. Greenfield attended five of the six Board meetings. In addition, Messrs. Cattini and Perakis, who were elected to our Board on May 4, 2006, attended all of the Board meetings subsequent to their election. In addition, Mr. Arthur J. Marks served as a Director until his resignation from the Board effective September 20, 2005. Mr. Marks attended the one Board meeting held during fiscal 2006 prior to his resignation.

INFORMATION CONCERNING DIRECTORS

Set forth below are the names, ages, positions and certain other information concerning our current Directors.

Mitchell Gross..................................................... Age 56 Director since 1981
Co-founder of Mobius. President since 1981 and Chairman of the Board and Chief Executive Officer since 1996. Mr. Gross was an officer in the U.S. Navy, serving on nuclear submarines, from 1971-1976. Holds a B.S. in mechanical engineering from Columbia University School of Engineering and Applied Science and an M.B.A. in finance from The Wharton School at the University of Pennsylvania.

Joseph J. Albracht.............................................. Age 56 Director since 1981
Co-founder of Mobius. Executive Vice President and Secretary from 1981 to 1999, Chief Operating Officer from 1996 to 1999 and Treasurer from 1981 to 1996. Holds a B.S. in operations research and an M.B.A. from Pennsylvania State University.

Mark P. Cattini.................................................... Age 44 Director since May 4, 2006
President and Chief Executive Officer of MapInfo Corporation, the leading provider of location intelligence solutions, integrating software, data and services to provide greater value from location-based information, since January 2001 and a Director of MapInfo Corporation since February 2001. Holds a B.A. in business studies, with honors, from Thames Valley University, London. Serves as a Director of Open Geospatial Consortium, Inc.

Gary G. Greenfield.............................................. Age 51 Director since 1998
President and Chief Executive Officer of GXS, a company that operates one of the largest B2B e-commerce networks in the world, since December 2003. In addition, an Operating Partner for Francisco Partners, one of the world’s largest technology-focused buyout funds, since December 2003. Former Chief Executive Officer of Peregrine Systems, Inc., a global provider of consolidated asset and service management software, from 2002 until 2003. (1) Formerly, President and Chief Executive Officer of MERANT plc from 1998 to 2001. Holds a B.S. from the U.S. Naval Academy, an M.S. Administration from George Washington University and an M.B.A from Harvard Business School. Serves as a director of Hyperion Solutions and FrontRange Solutions, and is Chairman of Intellitactics and ADERANT Holdings, Inc. Former Chairman of the Information Technology Association.

Patrick W. Gross (2)........................................... Age 62 Director Since 2002
Chairman of The Lovell Group, a private business and technology advisory and investment firm, since October 2002. Founder and former principal executive officer of American Management Systems, Inc., an international business and technology consulting and systems integrations firm, since February 1970. Holds a B.S. in Engineering Science from Rensselear Polytechnic Institute, an M.S. in Engineering from the University of Michigan and an M.B.A from Stanford University. Serves as a director of Capital One Financial Corporation, Career Education Corporation, Liquidity Services, Inc. and Waste Management, Inc., and several private companies.

Louis Hernandez, Jr........................................... Age 39 Director since 2005
Chairman of the Board of Open Solutions Inc., a leading provider of enterprise-wide enabling technologies for financial institutions throughout North America, since March 2000, and Chief Executive Officer of Open Solutions, Inc. since November 1999. Holds a B.S. in Business Administration (Accounting) and an M.B.A. in Business Administration, both from San Diego State University, and is a Certified Public Accountant.

Kenneth P. Kopelman......................................... Age 54 Director since 1997
Partner of Kramer Levin Naftalis & Frankel LLP (3), a law firm in New York City. Attended Cornell University (A.B.) and the London School of Economics and received his J.D. from Columbia University School of Law. Serves as a director of Liz Claiborne, Inc.

Robert H. Levitan................................................ Age 45 Director since 2000
New media and technology entrepreneur. Co-founder and CEO of Pando Networks, Inc., a company that is developing an Internet distribution platform to facilitate the sharing of digital media, since September 2004. Previously an executive coach and marketing consultant to AT&T Wireless Services, Inc., a wireless carrier, from May 2003 through February 2004. During 2002, a consultant to Pearson PLC. Co-founder and Chief Executive Officer of Flooz.com, Inc. from 1999 to 2001 (4). Co-founder of iVillage.com, Inc. Holds a B.A. in history and public policy studies from Duke University. Serves as a director of New York Cares.

James A. Perakis.................................................. Age 62 Director since May 4, 2006
Former Chairman and CEO of Hyperion Software Corporation, a provider of enterprise financial management and planning software (now Hyperion Solutions Corp.), from 1985 to 1998. Currently Chairman of the Board of Netkey Inc., a provider of self-service software, since October 2001. Holds a B.S. degree in electrical engineering from the University of South Carolina and an M.B.A. degree from the Columbia University Graduate School of Business. Serves as a Director of Unica Corporation and privately-held Bristol Technology, Inc.

(1)	Peregrine Systems, Inc. filed for bankruptcy protection in September 2002 and emerged in August 2003.
(2)	Mr. Patrick Gross is not related to Mr. Mitchell Gross.
(3)
Kramer Levin has served as legal counsel to Mobius since the Company's founding in 1981. For a further discussion of our relationship with Kramer Levin, see Item 13, “Certain Relationships and Related Transactions - Relationship with Kramer Levin Naftalis & Frankel LLP” below.

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

Name	Position
Mitchell Gross Age 56	Chairman of the Board, Chief Executive Officer and President.
Mauricio Barberi Age 38
Senior Vice President, Marketing, since he joined Mobius in February 2005. Formerly served as Vice President, Marketing and Product Management at C3i, Inc., a provider of information technology and outsourcing services to the life sciences industry, from August 2001 through February 2005, and Vice President, Strategic and Product Marketing at Notara, Inc., a provider of Web-based marketing process management software, from December 1999 through July 2001. Holds a B.S. in Mechanical Engineering from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

David Barton Age 49
Senior Vice President, Worldwide Sales, since he joined Mobius in June 2005. Formerly Vice President, Financial Services Global Accounts at Storage Technology Corporation (“StorageTek”), a storage and management of critical business information, from February 2005 through June 2005, and Vice President & General Manager - Worldwide Professional Services at Computer Network Technology Corporation (“CNT”), a storage networking solutions company, from July 2003 through January 2005. Also served in various other positions with CNT from December 1999, when he joined as Director of Northeast Area Sales, and became Vice President of Northeast Field Operations in May 2001 and Vice President of North America Sales in March 2002. Holds a B.S. in Biology from Middlebury College.

David J. Gordon Age 50
Vice President, Finance and Treasurer since 2001. Interim Chief Financial Officer from June 2000 until January 2002. Joined Mobius in 1987 and served as Director of Finance from 1999-2000 and Controller from 1987-1999. Holds a B.A. in Accounting from Queens College N.Y.

Raymond F. Kunzmann Age 49
Senior Vice President, Finance and Chief Financial Officer since he joined Mobius in December 2003. Formerly served as Vice President, Finance and CFO of LeCroy Corporation, a manufacturer of oscilloscopes, from February 2000 through February 2003, and Vice President, Finance and CFO of Axsys Technologies, Inc., a manufacturer of motion control products, from May 1994 through February 2000. Holds a B.S. in Accounting from Fordham University and an M.B.A. in Finance from Iona College and is a Certified Public Accountant.

Robert H. Lawrence Age 54	Vice President, Product Engineering since 1992. Joined Mobius in 1985. Holds a B.S. in physics from the University of Massachusetts. Effective June 30, 2006, Mr. Lawrence retired from the Company.
Dennis Levesque Age 56
Vice President, Product Development since February 2005. Vice President, Customer Satisfaction, from 1999 through 2005. Joined Mobius in September 1998 as Senior Manager of Product Support. Holds a B.S. and an M.S. in Mathematics from Western Connecticut State University.

There are no family relationships between any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such directors, executive officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received, or on written representations from certain reporting persons for which no other filings were required, we believe that during the fiscal year ended June 30, 2006, there was compliance with all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct (“Code”) that applies to our officers, directors and employees. The purpose of the Code is to promote a culture of honesty, integrity and respect for the law and the people who work at Mobius. A copy of the Code is available free of charge on our web site at www.mobius.com, by clicking on the Investor Relations link, then the Corporate Governance link. We intend to timely disclose any amendments to or waivers of certain provisions of the Code applicable to our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and controller on our web site at www.mobius.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our Chief Executive Officer and the six other highest-paid executive officers for the past three fiscal years. The individuals included in the table will be collectively referred to as the “Named Officers.”

SUMMARY COMPENSATION TABLE

Annual Compensation (1)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (2)	All Other Compensation

Mitchell Gross Chairman of the Board, Chief Executive Officer and President	2006 2005 2004	$200,000 200,000 200,000	$197,000 -- 75,000	-- -- --	$53,522(3) 60,005(3) 54,854(3)

Mauricio Barberi (4) Senior Vice President, Marketing	2006 2005 2004	200,000 67,436 --	112,523 52,500 --	-- -- --	-- -- --

David Barton (5) Senior Vice President, Worldwide Sales	2006 2005 2004	225,000 6,058 --	88,063 40,000 --	$56,357 -- --	-- -- --

Raymond F. Kunzmann (6) Senior Vice President, Finance and Chief Financial Officer	2006 2005 2004	234,000 212,500 94,792	116,024 72,750 81,250	-- -- --	-- -- --

Dennis Levesque Vice President, Product Development	2006 2005 2004	228,800 210,833 184,854	42,613 45,555 23,948	-- -- --	-- -- --

Michael J. Festa (7) Vice President, Sales (The Americas)	2006 2005 2004	150,000 135,000 125,000	117,592 33,500 50,000	67,035 68,207 247,502	-- -- 62,114(7)

Karry D. Kleeman Vice President, Sales (Europe, Middle East and Africa)	2006 2005 2004	175,000 135,000 125,000	167,451 43,200 --	43,143 101,601 288,109	433,901(8) 350,121(8) 350,954(8)

-----------------------------

(1)	In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the named executive officer for such year.
(2)	Consists of sales commissions and non-recoverable draws.
(3)
Includes premiums on insurance (2006- $22,107; 2005- $30,207; 2004- $27,894), car payments (2006- $21,952; 2005- $10,508; 2004- $8,839), tax preparation fees (2005- $9,763; 2004- $8,423) and miscellaneous (2006- $9,463; 2005- $9,527; 2004- $9,698) added to compensation. These amounts have been grossed up to include taxes.

(4)	Mr. Barberi was employed by Mobius effective February 28, 2005.
(5)	Mr. Barton was employed by Mobius effective June 22, 2005.
(6)	Mr. Kunzmann was employed by Mobius effective December 16, 2003.
(7)
Mr. Festa was no longer an executive officer effective May 4, 2006. If Mr. Festa had been an executive officer as of June 30, 2006, he would have been required to be included in this disclosure. For fiscal 2004, includes disqualifying dispositions on the exercise of stock options.

(8)
Mr. Kleeman was no longer an executive officer effective May 4, 2006. If Mr. Kleeman had been an executive officer as of June 30, 2006, he would have been required to be included in this disclosure. For fiscal 2006, includes $356,228 of expatriate allowances and $77,673 of disqualifying dispositions on the exercise of stock options. For fiscal 2005, represents expatriate allowances. For fiscal 2004, includes $280,684 of expatriate allowances and $70,270 of disqualifying dispositions on the exercise of stock options. The value of the expatriate allowances has been grossed up to include taxes.

STOCK OPTIONS

None of the Named Officers received stock option grants under our 1996 Stock Incentive Plan or 2006 Stock Incentive Plan during fiscal year 2006.

OPTION EXERCISES AND HOLDINGS

The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal year 2006 and the unexercised options held by them as of the end of such year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the Money Options at Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Mitchell Gross	--	$--	--	--	$--	$--
Mauricio Barberi	--	--	18,750	56,250	14,063	42,188
David Barton	--	--	20,000	80,000	2,000	8,000
Raymond F. Kunzmann	--	--	85,000	85,000	--	--
Dennis Levesque	--	--	61,500	23,500	89,915	37,985
Michael J. Festa	--	--	130,500	14,500	332,575	50,125
Karry Kleeman	16,000	80,240	320,000	--	1,026,900	--
__________________
(1)  Based on the closing sales price on the Nasdaq National Market of the Company’s common stock on June 30, 2006 of $5.80.

DIRECTOR COMPENSATION

Effective February 1, 2006, non-employee directors are each paid a $25,000 annual retainer fee for serving on the Board, payable quarterly. Audit Committee members (except for the Audit Committee Chairperson) receive an additional annual fee of $4,000, payable quarterly. The Audit Committee Chairperson receives an additional annual fee of $10,000, payable quarterly, and the Compensation Committee Chairperson and the Corporate Governance and Nominating Committee Chairperson each receive an additional annual fee of $2,500, payable quarterly. The fee for each Board meeting attended is $2,000 and the fee for each telephonic Board meeting attended is $1,250. The fee for each Committee meeting attended is $750, except that no fees are payable for Committee meetings held proximate to Board meetings. Board meeting fees are payable promptly after each meeting. Mr. Kopelman’s fees are net of the amounts paid to Kramer Levin for time Mr. Kopelman devotes to preparation for and attendance at Board meetings.

Our non-employee directors receive an initial grant of 20,000 options upon first election to the Board, of which 10,000 options are granted under the Non-Employee Directors’ 1998 Stock Option Plan and 10,000 options are granted under the 2006 Stock Incentive Plan. In addition, non-employee directors receive an annual grant of 10,000 options under the Non-Employee Directors’ 1998 Stock Option Plan, made at each annual meeting to those directors having at least nine months of Board service on the grant date. All such options have an exercise price equal to the fair market value of the underlying Mobius shares on the date of grant.

BOARD COMMITTEES

The Board appoints committees to help carry out its duties. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. Each Committee’s membership is composed exclusively of independent directors. Each Committee has a written charter, copies of which can be found on our Web site at www.mobius.com, by clicking on the Investor Relations link, then the Corporate Governance link. Each Committee reviews and reassesses its charter annually, and recommends any proposed changes to the full Board for approval. Each Committee reviews the results of its meetings with the full Board.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices and financial statements and the independence, qualifications and performance of our independent registered public accounting firm. The Committee also has the sole authority and responsibility to select, evaluate and, where appropriate, replace the independent registered public accounting firm (or to nominate the independent registered public accounting firm for stockholder approval) and to pre-approve all auditing services and permitted non-audit services, including fees and other terms. The Audit Committee consists of Messrs. Greenfield (Chair), P. Gross and Hernandez, all of whom have been determined by the Board of Directors to be independent under the Nasdaq listing standards and under the rules of the SEC. Mr. Patrick Gross is not related to Mr. Mitchell Gross. The Board of Directors has also determined that each of Messrs. Greenfield, P. Gross and Hernandez qualify as audit committee financial experts within the meaning of the SEC rules. The Audit Committee held seven meetings during fiscal 2006, and each member of the Audit Committee attended all of the meetings of the Audit Committee. In addition, Mr. Levitan served on the Audit Committee until October 2005. He attended one of the two Audit Committee meetings held during fiscal 2006 prior to his resignation from the Audit Committee. The Audit Committee also serves as our Qualified Legal Compliance Committee (“QLCC”). The QLCC is responsible for investigating reports, made by attorneys appearing and practicing before the SEC in the representation of the Company, of perceived material violations of law, breaches of fiduciary duty or similar violations by us or any of our agents.

Compensation Committee. The Compensation Committee is directly responsible for setting, reviewing and approving compensation for our Chief Executive Officer and compensation of our other executive officers, including salary, bonus and incentive awards. The Compensation Committee is also responsible for administering our 1996 Stock Incentive Plan, 2006 Stock Incentive Plan, 1998 Employee Stock Purchase Plan and 1998 Executive Incentive Plan. In addition, in accordance with the 2006 Stock Plan, the Board of Directors has delegated authority to Mr. Mitchell Gross to grant up to 200,000 stock options or other equity grants per year in accordance with the guidelines approved by the Compensation Committee. Such grants may only be made to employees who are non-Section 16(b) persons under the Securities Exchange Act of 1934, as amemded, and to those employees whose awards could not reasonably be expected to be subject to the deduction limitations of Section 162(m) of the Internal Revenue Code of 1986. Within one business day of granting such options or other grants, Mr. Mitchell Gross will provide the Board of Directors a notice including: the date of each grant, the name of each recipient, the number of shares subject to each grant, the fair market value of the Company's shares on the grant date and, if applicable, the exercise price of the options granted.

The Compensation Committee consists of Messrs. Levitan (Chair), Albracht and Hernandez, all of whom have been determined by the Board of Directors to be independent in accordance with the Nasdaq listing standards. Mr. Hernandez was elected to the Compensation Committee on November 4, 2005. The Compensation Committee held four meetings during fiscal 2006 and acted by unanimous written consent one time. Messrs. Levitan and Albracht attended all of the meetings of the Compensation Committee, and Mr. Hernandez attended one of the two meetings of the Compensation Committee held after his election to the Compensation Committee. In addition, Mr. Marks attended the one Compensation Committee meeting held during fiscal 2006 prior to his resignation from the Board effective September 20, 2005.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees and advises the Board of Directors with respect to corporate governance matters and assists the Board of Directors in identifying and recommending qualified Board candidates. The Committee also makes recommendations to the Board of Directors with respect to the assignments to committees of the Board and oversees the evaluation of the Board and its committees. The Corporate Governance and Nominating Committee consists of Messrs. P. Gross (Chair), Albracht and Greenfield, all of whom have been determined by the Board of Directors to be independent in accordance with the Nasdaq listing standards. Mr. Patrick Gross is not related to Mr. Mitchell Gross. Mr. Greenfield was elected to the Corporate Governance and Nominating Committee on November 4, 2005. The Corporate Governance and Nominating Committee held three meetings during fiscal 2006 and acted by unanimous written consent one time. Messrs. P. Gross and Albracht attended all of the meetings of the Corporate Governance and Nominating Committee, and Mr. Greenfield attended both meetings of the Corporate Governance and Nominating Committee held after his election to this Committee.

The Corporate Governance and Nominating Committee will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures for Security Holder Submission of Nominating Recommendations,” which is available on our Web site at www.mobius.com, by clicking on the Investor Relations link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to Mobius Management Systems, Inc., 120 Old Post Road, Rye, New York 10580, Attention: Corporate Governance and Nominating Committee, c/o the Assistant Secretary.

The Corporate Governance and Nominating Committee will evaluate and recommend candidates for membership on the Board consistent with criteria established by the Committee. When considering a potential non-incumbent candidate, the Corporate Governance and Nominating Committee will factor into its determination, among other relevant considerations, the following qualities of a candidate: integrity, independence, character, diversity, achievement, judgment, business experience and understanding and available time.

New Committee Members. On May 5, 2006, we announced the appointment of Mark P. Cattini and James A. Perakis to the Board of Directors. Both Messrs. Cattini and Perakis were determined by the Board to be independent under the requirements of the Nasdaq listing standards. At the time of their appointment, the Board had not yet determined the Committees on which the newly appointed Directors would serve. On August 31, 2006, the Board of Directors approved the appointment of Mr. Cattini to serve on the Audit Committee and the Compensation Committee, and Mr. Perakis to serve on the Compensation Committee and the Corporate Governance and Nominating Committee. They are expected to formally join these Committees in the second half of September 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our Board’s Compensation Committee are Messrs. Levitan (Chair), Albracht and Hernandez. There are no compensation committee interlocks which are required to be disclosed according to applicable SEC rules. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

Overview

The Compensation Committee:

•	reviews and approves the compensation of the Chief Executive Officer and the other executive officers;

•	participates in recommendations to the full Board and senior management with respect to Mobius’s stock compensation programs; and

•	administers Mobius’s stock compensation programs.

Base Salary

We determine the base salary of the executive officers, including the Chief Executive Officer, based on their knowledge, skills and level of responsibility, as well as the economic and business conditions affecting Mobius. Other factors we consider are:

•	competitive positioning (comparing Mobius’s salary structure with salaries paid by other companies);

•	Mobius’s own business performance; and

•	general economic factors.

Incentive Compensation

We award the executive officers, including the Chief Executive Officer, incentive compensation in the form of annual cash bonuses and/or sales commissions. We award incentive compensation to provide an incentive and reward for short-term financial success and long-term Company growth. Incentive compensation was awarded to the extent that an executive officer achieved pre-determined individual objectives and/or the Company met financial objectives set by the Compensation Committee. In addition, the Chief Executive Officer’s judgment of other executive officers’ performance was a factor used by the Compensation Committee in determining whether those individual objectives were satisfied.

Equity-Based Compensation

We have historically used stock options as a long-term, non-cash incentive and to align the long-term interests of executives and stockholders. The stock options are priced at the market price of Mobius’s common stock on the date of grant. The options are therefore linked to future performance of our stock because the options do not become valuable to the holder unless the price of our stock increases above the price on the date of grant.

Beginning in fiscal 2007, we intend to issue a combination of stock options and restricted stock to tailor and enhance the incentive nature of such instruments and to better manage the related expense charged to earnings, as required under SFAS No. 123(R). The number of equity-based compensation units granted to an executive as a form of non-cash compensation will be based on guidelines established by the Company that consider, among other factors, market trends and the level of expense that will be charged to earnings. Vesting of such grants will be dependent on the achievement of certain corporate financial goals.

Compensation of the Chief Executive Officer

Mr. Mitchell Gross is one of the founders of Mobius. He beneficially owns approximately 5,549,500 shares of common stock constituting approximately 29.1% of the total amount outstanding. Accordingly, his interest is aligned with the interest of the stockholders. Due to the significance of Mr. Gross’s existing stock ownership, Mobius has not incorporated long-term stock incentives, such as restricted stock or stock options, into Mr. Gross’s compensation package, which consists primarily of salary and bonus. Based on the factors enumerated above under the sections entitled “Base Salary” and “Incentive Compensation,” we agreed to continue to pay Mr. Gross’s $200,000 annual salary after the expiration of his employment agreement on April 27, 2001 and to allow Mr. Gross to participate in a bonus plan that awards success in achieving annual revenue and net income goals set by us. The Compensation Committee awarded Mr. Gross a bonus of $197,000, based on his achievement of meeting certain annual revenue and net income goals during fiscal 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan commenced in fiscal 1999 and provides employees who wish to acquire Mobius’s common stock with the opportunity to purchase shares through the convenience of accumulated payroll deductions. We believe that employee participation in the ownership of Mobius on this basis will be to the mutual benefit of the employees and Mobius.

                            Robert H. Levitan (Chair)
            Joseph J. Albracht
            Louis Hernandez, Jr.

STOCK PERFORMANCE CHART

The following chart depicts a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on June 30, 2001 in each of the common stock of Mobius, the Goldman Sachs Technology Composite Index (a published industry index), and the Nasdaq Composite (a broad market index). We paid no dividends during the periods shown.

	June 30,2002	June 29,2003	June 28,2004	June 30,2005	June 30,2006
Mobius	$98.48	$229.09	$184.24	$200.00	$175.76
Goldman Sachs Technology Composite Index	57.93	62.26	79.13	74.58	77.43
Nasdaq Composite	67.72	75.11	94.78	95.21	100.53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of shares of our common stock of each Named Officer, each non-employee director and certain stockholders known by us to be the beneficial owner of more than 5% of the outstanding common stock, owned as of August 18, 2006.

Name and Address of Named Executive Officers, Certain Stockholders and Directors / Nominees	Shares Owned (1)	Percent of Class

Mitchell Gross (2) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...............................................................................................................................................................	5,549,500	29.1%
Joseph J. Albracht (3) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...............................................................................................................................................................	3,863,500	20.2%
Kennedy Capital Management, Inc. (4) 10829 Olive Blvd. St. Louis, Missouri 63141 ......................................................................................................................................................	2,093,102	11.0%
Disciplined Growth Investors, Inc (5) 100 South Fifth Street, Suite 2100 Minneapolis, Minnesota 55402 ...........................................................................................................................................	1,140,625	6.0%
Karry D. Kleeman (6) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580.............................................................................................................................................................	321,000	1.7%
Michael J. Festa (7) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580............................................................................................................................................................	139,950	*
Raymond F. Kunzmann (8) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, NY 10580 ......................................................................................................................................................................	93,500	*
Kenneth P. Kopelman (9) c/o Kramer, Levin, Naftalis & Frankel LLP 1177 Avenue of the Americas New York, New York 10036.................................................................................................................................................	78,850	*
Gary G. Greenfield (10) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...........................................................................................................................................................	75,481	*

Dennis Levesque (11) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, NY 10580 .....................................................................................................................................................................	65,250	*

Name and Address of Named Executive Officers, Certain Stockholders and Directors / Nominees	Shares Owned (1)	Percent of Class

Patrick W. Gross (12) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580....................................................................................................................................................................	55,000	*
Robert H. Levitan (12) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...................................................................................................................................................................	55,000	*
Louis Hernandez, Jr. (13) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...................................................................................................................................................................	25,000	*
David Barton (13) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580...................................................................................................................................................................	25,000	*
Mauricio Barberi (14) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580..................................................................................................................................................................	22,500	*
Mark P. Cattini (15) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580..................................................................................................................................................................	5,000	*
James A. Perakis (15) c/o Mobius Management Systems, Inc. 120 Old Post Road Rye, New York 10580..................................................................................................................................................................	5,000	*
All Executive Officers and Directors As a group (17 persons)	10,541,134	52.4%
___________________
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”), and generally includes voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days (“Currently Exercisable Options”) are deemed outstanding for computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)	Includes 3,732,259 shares of common stock held by HARMIT, LP, of which Mitchell Gross is the General Partner.
(3)	Includes 55,000 shares issuable pursuant to Currently Exercisable Options.
(4)	Information provided in Schedule 13G filed on February 14, 2006.
(5)	Information provided in Schedule 13G filed on February 1, 2006.
(6)	Includes 320,000 shares issuable pursuant to Currently Exercisable Options.
(7)	Includes 133,750 shares issuable pursuant to Currently Exercisable Options.
(8)	Includes 93,500 shares issuable pursuant to Currently Exercisable Options.
(9)
Includes 1,500 shares of common stock held in trust by Mr. Kopelman’s wife, as trustee, for Mr. Kopelman’s three minor children. Mr. Kopelman disclaims beneficial ownership of such shares. Also includes 2,350 shares of common stock held jointly by Mr. Kopelman and his wife, as well as 75,000 shares issuable pursuant to Currently Exercisable Options.

(10)	Includes 75,000 shares issuable pursuant to Currently Exercisable Options.
(11)	Includes 65,250 shares issuable pursuant to Currently Exercisable Options.
(12)	Includes 55,000 shares issuable pursuant to Currently Exercisable Options.
(13)	Includes 25,000 shares issuable pursuant to Currently Exercisable Options.
(14)	Includes 22,500 shares issuable pursuant to Currently Exercisable Options.
(15)	Includes 5,000 shares issuable pursuant to Currently Exercisable Options.

Equity Compensation Plan Information

The following table provides information as of June 30, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,684,633(2)	$5.30(3)	2,648,208(4)
Equity compensation plans not approved by security holders	-	-	-
Total	3,684,633	$5.30	2,648,208

(1) Consists of the 1996 Stock Incentive Plan, the 2006 Stock Incentive Plan, the Non-Employee Directors’ 1998 Stock Option Plan and the 1998 Employee Stock Purchase Plan. The 2006 Stock Incentive Plan, under which 1,834,407 shares were available for grant as of June 30, 2006, provides for the issuance of restricted stock, restricted stock units and other stock-based compensation, in addition to stock options and stock appreciation rights.
(2) Includes 88,972 shares under the 1998 Employee Stock Purchase Plan, based on employee elections under the plan.
(3) Does not include the exercise price under the 1998 Employee Stock Purchase Plan, since that exercise price is 85% of the lesser of the fair market value of a share of Common Stock on November 1, 2005 and October 31, 2006, and therefore was not yet determined on June 30, 2006.
(4) The 2006 Stock Incentive Plan, under which 1,834,407 shares were available for grant as of June 30, 2006, provides the Board of Directors with the discretion to increase the number of available shares as of any January 1 by up to 1% of the number of shares of the Company’s Common Stock that are issued and outstanding on that date. The 2006 Stock Incentive Plan will terminate on December 27, 2010, unless sooner terminated by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship With Kramer Levin Naftalis & Frankel LLP

Since 1981, we have engaged, and plan to continue to engage, the law firm of Kramer Levin Naftalis & Frankel LLP to provide us with legal counsel. Kenneth P. Kopelman, a member of Mobius’s Board of Directors, is a partner of Kramer Levin. Fees paid to Kramer Levin during fiscal 2006 were approximately $700,000. We believe that fees charged by Kramer Levin are at rates and on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees and related expenses for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years ended June 30, 2005 and 2006 are presented in the table below.

	Year Ended June 30,
	2005	2006

Audit Fees	$748,704	$732,919
Audit-Related Fees	32,618	18,000
Tax Fees	156,515	95,300
All Other Fees	-	-
Total	$937,837	$846,219

Audit Fees consist of fees billed for the audit of our consolidated financial statement, reviews of the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q and reviews of various Securities and Exchange Commission (“SEC”) and other regulatory filings. Additionally, audit fees include fees related to the audit of management’s assessment of and the effectiveness of our internal control over financial reporting.

Audit-Related Fees consist of fees for assurance and related services that are related to accounting consultations and consultations concerning financial accounting and reporting standards, internal control reviews and attest services that are not required by statute or regulation.

Tax Fees consist of fees for tax compliance, tax advice and tax planning.

The Audit Committee considered the compatibility of non-audit services provided by the auditors with maintaining the auditors’ independence, and determined that the auditors’ independence relative to financial audits was not jeopardized by the non-audit services. The auditors did not employ leased personnel in connection with their work.

PRE-APPROVAL POLICY

The services performed by the independent registered public accounting firm in fiscal 2006 were pre-approved by the Audit Committee on November 4, 2005, in accordance with the Audit Committee’s pre-approval policy and procedures. This policy describes the permitted audit, audit-related and tax services (collectively, the “Disclosure Categories”) that the independent registered public accounting firm may perform up to a pre-determined dollar limit per project. The policy requires a description of the material services (the “Service List”) expected to be performed by the independent registered public accounting firm in each of the Disclosure Categories be presented to the Audit Committee for approval.

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

(a)(1) Financial Statements

MOBIUS MANAGEMENT SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2006
Consolidated Statements of Operations for the Years Ended June 30, 2004, 2005 and 2006
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2005 and 2006
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

(a)(3) Index of Exhibits

The list of exhibits required by this Item 15(a)(3) is set forth in the section entitled “Exhibits.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
Mobius Management Systems, Inc.

We have completed integrated audits of Mobius Management Systems, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mobius Management Systems, Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the financial statements, effective July 1, 2005, the Company changed its method of accounting for stock based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Stamford, Connecticut
September 11, 2006

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share data)

	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,726	$39,967
Accounts receivable, net of allowance for doubtful accounts of $595 and $559, respectively	10,519	19,654
Software license installments, current portion	12,926	12,054
Other current assets	2,310	2,480
Total current assets	59,481	74,155

Software license installments, non-current portion, net of allowance for doubtful accounts of $161 and $99, respectively	17,991	9,416

Property and equipment, net	3,663	3,912
Deferred income taxes	5,217	2,478
Other assets	3,963	3,379

Total assets	$90,315	$93,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,363	$15,994
Deferred revenue	23,344	22,765
Deferred income taxes	5,229	2,480
Total current liabilities	42,936	41,239

Deferred revenue	3,091	2,092
Other non-current liabilities	721	509
Total liabilities	46,748	43,840

Stockholders' equity:
Common stock $.0001 par value; authorized 40,000,000 shares; issued 23,884,999 and 24,303,853 shares, respectively; outstanding 18,530,776 and 18,949,630 shares, respectively	2	2
Additional paid-in capital	55,753	58,193
Retained earnings	3,573	5,653
Accumulated other comprehensive income	221	1,634
Treasury stock, at cost, 5,354,223 shares	(15,982)	(15,982)

Total stockholders' equity	43,567	49,500
Total liabilities and stockholders' equity	$90,315	$93,340

See accompanying notes to consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2004	2005	2006

Revenues:
Software license	$42,858	$30,883	$39,167
Maintenance	40,151	41,416	42,131
Professional service and other	5,079	5,374	7,933
Total revenues	88,088	77,673	89,231

Cost of revenues:
Software license	1,115	1,773	1,110
Maintenance	7,048	8,094	7,721
Professional service and other	5,506	4,782	6,277
Total cost of revenues	13,669	14,649	15,108

Gross profit	74,419	63,024	74,123

Operating expenses:
Sales and marketing	35,090	36,402	37,447
Research and development	20,797	22,722	22,726
General and administrative	11,397	12,000	13,356
Acquired in-process research and development	956	--	-
Total operating expenses	68,240	71,124	73,529

Income (loss) from operations	6,179	(8,100)	594

Interest income, net	1,840	2,264	2,334
Other income (expense)	(90)	104	7
Income (loss) before income taxes	7,929	(5,732)	2,935

Provision for (benefit from) income taxes	3,127	(3,037)	855
Net income (loss)	$4,802	$(2,695)	$2,080

Basic earnings (loss) per share	$0.27	$(0.15)	$0.11
Basic weighted average shares outstanding	17,964	18,409	18,765
Diluted earnings (loss) per share	$0.24	$(0.15)	$0.10
Diluted weighted average shares outstanding	19,937	18,409	19,831

See accompanying notes to consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance at June 30, 2003	17,526	$2	$50,653	$1,466	$218	5,354	$(15,982)	$36,357
Net income	-	-	-	4,802	-	-	-	4,802
Change in other comprehensive income, net of tax	-	-	-	-	332	-	-	332
Comprehensive income								5,134
Stock options exercised, including tax benefit	602	-	3,219	-	-	-	-	3,219
Stock purchase plan, including tax benefit	151	-	429	-	-	-	-	429
Balance at June 30, 2004	18,279	2	54,301	6,268	550	5,354	(15,982)	45,139
Net loss	-	-	-	(2,695)	-	-	-	(2,695)
Change in other comprehensive loss, net of tax	-	-	-	-	(329)	-	-	(329)
Comprehensive loss								(3,024)
Stock options exercised, including tax benefit	203	-	893	-	-	-	-	893
Stock purchase plan, including tax benefit	49	-	309	-	-	-	-	309
Stock option accelerated vesting	-	-	250	-	-	-	-	250
Balance at June 30, 2005	18,531	2	55,753	3,573	221	5,354	(15,982)	43,567
Net income	-	-	-	2,080	-	-	-	2,080
Change in other comprehensive income, net of tax	-	-	-	-	1,413	-	-	1,413
Comprehensive income								3,493
Stock options exercised, including tax benefit	317	-	999	-	-	-	-	999
Stock purchase plan, including tax benefit	102	-	586	-	-	-	-	586
Stock based compensation expense	-	-	855	-	-	-	-	855
Balance at June 30, 2006	18,950	$2	$58,193	$5,653	$1,634	5,354	$(15,982)	$49,500

See accompanying notes to consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2004	2005	2006
Cash provided by (used in) operating activities:
Net income (loss)	$4,802	$(2,695)	$2,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	2,025	(2,758)	(10)
Depreciation and amortization	1,904	2,135	2,016
Stock-based compensation expense	-	250	855
Change in operating assets and liabilities:
Accounts receivable, net	(1,323)	1,355	(9,135)
Software license installments	(13,078)	5,613	9,447
Other assets	(1,465)	(93)	(189)
Accounts payable and accrued expenses	2,313	(3,676)	1,631
Deferred revenue	(189)	(242)	(1,578)
Other non-current liabilities	-	721	(212)
Total adjustments	(9,813)	3,305	2,825
Net cash provided by (used in) operating activities	(5,011)	610	4,905

Cash used in investing activities:
Capital expenditures	(1,314)	(898)	(1,640)
Net cash used in investing activities	(1,314)	(898)	(1,640)

Cash provided by financing activities:
Cash received from exercise of stock options	1,998	483	698
Cash received from employee stock purchase plan	291	282	575
Net tax benefit attributable to stock options	-	-	312
Net cash provided by financing activities	2,289	765	1,585

Effect of exchange rate changes on
cash and cash equivalents	313	(343)	1,391

Net change in cash and cash equivalents	(3,723)	134	6,241
Cash and cash equivalents at beginning of year	37,315	33,592	33,726
Cash and cash equivalents at end of year	$33,592	$33,726	$39,967

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$9	$37	$10
Income taxes, net of refunds	215	482	510

See accompanying notes to consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Mobius Management Systems, Inc., together with its consolidated subsidiaries (the "Company"), is a leading provider of integrated solutions for content and records management. Mobius was incorporated in New York in 1981 and reincorporated in Delaware in 1997. The Company has international subsidiaries in the United Kingdom, Canada, France, Germany, Italy, Sweden, the Netherlands, Switzerland, Australia and Japan.

(2) Significant Accounting Policies

Principles of Consolidation

The Company and its subsidiaries are consolidated for financial statement purposes. All significant intercompany accounts and transactions are eliminated.

Revenue Recognition

The Company recognizes license and maintenance revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company generates license revenues from licensing the rights to use its software products to its customers. The Company also generates maintenance revenues from renewable support and software enhancements and professional service revenues from performing consulting activities for license customers. Software license contracts generally have terms of three, five or fifteen years.

Revenues from software license agreements are recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on vendor-specific objective evidence of the fair value allocable to each element. During the first half of fiscal 2004, Mobius’s contracts included a software license and an obligation to provide maintenance. Assuming all other revenue recognition criteria were met, revenue was recognized upon delivery using the residual method in accordance with SOP 98-9, whereby the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. Accordingly, when the Company entered into a contract that included both a software license and an obligation to provide maintenance, the maintenance revenue was unbundled from the initial license fee and recognized ratably over the maintenance period, starting from the inception of the software license agreement. The Company determined the portion of the contract price attributable to maintenance (which did not necessarily track the allocation between license and maintenance fees set out in the contract) using a percentage derived from Mobius’s pricing structure. The unbundled portion of such maintenance revenue was classified as deferred revenue, with amounts extending beyond one year reported as non-current deferred revenue. If evidence of the fair value for undelivered elements did not exist, all revenue from the arrangement was deferred until such evidence materialized or until all elements were delivered. While the Company still recognizes revenue using the residual method in accordance with SOP 98-9, beginning in the third quarter of fiscal 2004, the vast majority of the Company’s software license revenue contracts provide for optional maintenance in the first year, billed separately from the software license arrangement. Maintenance revenue is generally recognized ratably over the term of the support, typically twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

The Company offers installment contracts to its customers, which provide for periodic payments, with terms ranging from six months to five years, with the majority in the range of three years to five years, with generally the first payment due at the beginning of the contract period. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity. Therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. The Company entered into an arrangement during its fiscal first quarter of 2005 that provides it with the option of selling installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows.

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

The Company determines technological feasibility based on the working model method. The period between establishment of a working model and the general availability of Mobius’s software has historically been short. Accordingly, software development costs qualifying for capitalization have been insignificant. As a result, the Company has expensed all software development costs.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated life of the related asset, ranging from two to fifteen years. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets

The Company has recorded intangible assets representing completed technology and customer relationships. These assets resulted from acquisitions of the Contenuity Software and certain other assets of Cytura Corp., and of the technology and certain other assets of eManage Inc. (see Note 16, eManage Asset Acquisition). Completed technology is stated at cost and is amortized on a straight-line basis over the products’ estimated useful lives, which ranges from 3 years to 3.75 years. Customer relationships are being amortized on a straight-line basis over their useful life of 3 years. The portion of a purchase which pertains to in-process research and development is expensed in the period of acquisition.

Goodwill is recorded as the excess of the purchase price over the fair value of assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. Rather these assets are tested for impairment annually and when events and circumstances indicate that their fair value may have been reduced below carrying value. The Company performed its annual goodwill impairment test as of June 30, 2005 and 2006. Goodwill was not considered impaired as of either date.

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

Beginning July 1, 2005, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of an equity-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded.

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

Cash Equivalents

The Company considers investments with maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2005 and 2006, cash equivalents were comprised of overnight deposits and money market investments with financial institutions.

Marketable Securities

Marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders’ equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For the years ended June 30, 2004, 2005 and 2006, there were no realized gains or losses. As of June 30, 2005 and 2006, there was no unamortized investment premium and unrealized holding gains and losses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of substantially all of the trade accounts receivables and software license installments. The Company sells its products to a large number of customers in diversified industries across many domestic and international geographies. As of June 30, 2006, one customer has a software license installment payable to the Company equal to 15.7% of total software license installments. No other customer has a balance in excess of 4.4% of total software license installments.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s management has used its best efforts in establishing good faith estimates and assumptions. Actual results may differ.

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

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 stipulates the calculation of Basic EPS and Diluted EPS for all historical periods. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. See Note 3, Earnings Per Share, for the EPS calculations for the fiscal years ended June 30, 2004, 2005 and 2006.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for employee stock options and employee stock purchase grants under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). During that period, the Company applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123.”

Beginning July 1, 2005, the Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004),” (SFAS No. 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), the Company recognizes the grant date fair value of share-based compensation awards over the requisite service period.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires the disclosure of comprehensive income, which includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosures about products or services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements. The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of its fiscal year 2008. The Company is currently evaluating the various requirements of FIN 48, but is unable at this time to assess what, if any, the financial statement impacts might be.

Financial Statement Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

(3) Earnings Per Share

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

  Years Ended June 30,
	2004 2005
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss)	$4,802			$(2,695)
Weighted average shares outstanding		17,964			18,409
Basic earnings (loss) per share			$0.27			$(0.15)
Diluted EPS:
Net income (loss)	$4,802			$(2,695)
Dilutive effect of stock options		1,973			-
Weighted average shares outstanding		19,937			18,409
Diluted earnings (loss) per share			$0.24			$(0.15)

	Year Ended June 30, 2006
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$2,080
Weighted average shares outstanding		18,765
Basic earnings per share			$0.11
Diluted EPS:
Net income	$2,080
Dilutive effect of stock options		1,066
Weighted average shares outstanding		19,831
Diluted earnings per share			$0.10

Stock options for the years ended June 30, 2004 and 2006, representing an aggregate of 550,981 and 1,663,125 shares, respectively, and all outstanding stock options for the year ended June 30, 2005, representing an aggregate of 2,337,904 shares of common stock, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the years ended June 30, 2004 and 2006.

(4) Software License Installments

In the ordinary course of business, the Company offers extended payment terms to some of its customers, with terms ranging from six months to five years, with the majority in the range of three to five years. Software license installments are discounted at a market rate of interest. During the years ended June 30, 2004, 2005 and 2006, the discount rates used for initial year software license installment sales ranged between 3.1% and 7.0%, between 5.5% and 7.6% and between 6.7% and 8.3%, respectively. The discount is amortized over the term of the financing to interest income using the interest method. The Company entered into an arrangement during its fiscal first quarter of 2005 providing it with the option of selling certain installments receivable to General Electric Capital Corporation. This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. During fiscal 2005 and 2006, the Company sold approximately $2.7 million and $3.1 million, respectively, of installments receivable under this arrangement.

The present values of software license installments to be received after June 30, 2006 are as follows (in thousands):

Year Ended:

June 30, 2007	$13,211
June 30, 2008	7,139
June 30, 2009	3,135
June 30, 2010	312
Total minimum payments to be received	23,797
Less imputed interest	(2,228)
Less allowance for doubtful accounts	(99)
Present value of software license installments, net	21,470
Less current portion, net	(12,054)
Non-current portion, net	$9,416

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

		June 30,
	Useful Life	2005	2006
Computer equipment	2 - 5 years	$8,711	$9,883
Furniture, fixtures and office equipment	5 years	1,438	1,547
Leasehold improvements	5 - 15 years	3,917	4,095
		14,066	15,525
Less accumulated depreciation and amortization		(10,403)	(11,613)
Property and equipment, net		$3,663	$3,912

Depreciation and amortization expense on property and equipment was $1,600,000, $1,509,000 and $1,386,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,
	2005	2006
Accounts payable	$2,903	$2,183
Compensation and related benefits	6,030	7,424
Royalties payable	974	912
Other	4,456	5,475
	$14,363	$15,994

(7) Income Taxes

Income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended June 30,
	2004	2005	2006

Domestic income (loss)	$7,651	$(6,395)	$2,150
Foreign income	278	663	785

	$7,929	$(5,732)	$2,935

The components of the provision for (benefit from) income taxes for the years ended June 30, 2004, 2005 and 2006 are as follows (in thousands):

	Years Ended June 30,
	2004			2005			2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$71	$1,901	$1,972	$(614)	$(1,837)	$(2,451)	$6	$240	$246
State	71	515	586	28	(371)	(371)	-	175	175
Foreign	835	(266)	569	322	(565)	(243)	237	197	434
	$977	$2,150	$3,127	$(264)	$(2,773)	$(3,037)	$243	$612	$855

The following table reconciles the actual provision (benefit) for income taxes to the provision (benefit) for income taxes calculated at the Federal statutory corporate rate of 34% for the years ended June 30, 2004, 2005 and 2006 (in thousands):

 Years Ended June 30,
	2004	2005	2006

Expected federal statutory corporate rate	$2,696	$(1,949)	$998
State income taxes, net	387	(226)	116
Foreign taxes	666	168	180
Non-deductible stock compensation	-	-	154
Losses of international subsidiaries for which no benefit has been recognized	28	51	-
Research credit	(650)	(643)	(337)
Reversal of previously accrued taxes	-	(601)	(250)
Reduction in valuation allowance	-	(35)	(140)
Other	-	198	134
Total income tax provision (benefit)	$3,127	$(3,037)	$855

Pre-tax income (loss)	$7,929	$(5,732)	$2,935

Effective tax rate	39.4%	53.0%	29.1%

In March of 2005 and March of 2006, due to the expiration of the statute of limitations on earlier tax years, the Company reversed previously accrued income taxes, reducing the tax provision by $601,000 and $250,000 for fiscal 2005 and 2006, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	June 30,
	2005	2006

Deferred tax assets:
Accounts receivable related	$253	$215
Domestic net operating loss carryforwards attributable to operating activities	4,215	-
Domestic net operating loss carryforwards attributable to employee stock options	1,850	1,626
Foreign net operating loss carryforwards	6,680	6,404
Depreciation and amortization	1,385	1,530
Tax credit carryforwards	3,474	4,050
Capital loss carryforwards	1,033	1,033
Stock compensation	-	156
Other	67	304
	18,957	15,318
Valuation allowance	(6,974)	(6,813)
Net deferred tax assets	11,983	8,505

Deferred tax liabilities:
Software license installments	11,186	7,908
U. S. taxes on foreign income	779	550
Other	30	49
Net deferred tax liability	$12	$2

The valuation allowance decreased by $161,000 for the year ended June 30, 2006, primarily due to a net reduction of the valuation allowance on the Company’s foreign net operating loss carryforwards. The Company may further reduce the valuation allowance if it is concluded that it is more likely than not that additional deferred tax assets will be realized.

As of June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.2 million which will begin to expire, if unused, in the year 2024. The Company also has $17.9 million in foreign net operating loss carryforwards as of June 30, 2006. The carryforward period of these losses varies by jurisdictions; some begin to expire in fiscal 2007 and others extend indefinitely.

As of June 30, 2005 and 2006, the Company had capital loss carryforwards of approximately $2.7 million. These capital loss carryforwards will expire, if unused, in fiscal 2007. The Company has established a valuation allowance against these capital loss carryforwards as management has concluded that it is more likely than not that these deferred tax assets will not be realized.

(8) Preferred Stock

The Company has authorized 1,000,000 shares of Preferred Stock with a par value of $.01. Before any shares are issued, the Board of Directors shall fix the specific provisions of the shares including the designation of series, voting rights, dividend features, redemption and liquidation provision and other features. No shares were outstanding as of June 30, 2005 and 2006.

(9) Stock-Based Compensation

As of June 30, 2006, Mobius had the following stock-based compensation plans, which are described below: the 2006 Stock Incentive Plan (2006 Stock Plan), the Non-Employee Directors’ 1998 Stock Option Plan (Directors’ Plan) and the 1998 Employee Stock Purchase Plan (ESPP).

2006 Stock Incentive Plan

At the Company’s annual meeting of stockholders on February 7, 2006, the stockholders approved the Company’s 2006 Stock Plan, which replaces the 1996 Stock Incentive Plan (1996 Stock Plan). As of February 7, 2006, the Company had reserved for issuance options to purchase up to 6,902,394 shares of authorized but unissued common stock under the 1996 Stock Plan. As a result of the termination of the 1996 Stock Plan, option grants will no longer be made under the 1996 Stock Plan but it will continue in effect with respect to options previously granted thereunder. The terms of the 2006 Stock Plan are substantially the same as the 1996 Stock Plan.

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

Under the 2006 Stock Plan, Mobius’s Compensation Committee, whose members have been delegated to serve as the Stock Option Committee (as defined under the 2006 Stock Plan), may grant stock options to officers, employees, directors and consultants. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant, as determined by Mobius’s Board of Directors. Stock options generally expire ten years from the grant date. As of June 30, 2006, there were 1,834,407 shares available for grant under the 2006 Stock Plan.

Beginning in fiscal 2007, the Company intends to issue a combination of stock options and restricted stock to tailor and enhance the incentive nature of such instruments and to better manage the related expense charged to earnings, as required under SFAS No. 123(R). The number of equity-based compensation units granted to employees as a form of non-cash compensation will be based on guidelines established by the Company that consider, among other factors, market trends and the level of expense that will be charged to earnings. Vesting of such grants will be dependent on the achievement of certain corporate financial goals and will vest in substantially equal installments over five years.

Non-Employee Directors' 1998 Stock Option Plan

In February 1998, Mobius’s Board of Directors and stockholders approved and adopted the Directors’ Plan. The purpose of the Directors' Plan is to provide an incentive to Mobius’s non-employee directors to serve on the Board of Directors and to maintain and enhance Mobius’s long-term performance. The Directors' Plan provides for the issuance of a total of 500,000 authorized and unissued shares of common stock, treasury shares and/or shares acquired by Mobius for purposes of the Directors' Plan. As of June 30, 2006, there were 90,000 shares available for grant under the Directors’ Plan.

Non-employee directors receive an initial grant of 20,000 options upon first election to the Board, of which 10,000 options are granted under the Directors’ Plan and 10,000 options are granted under the 2006 Stock Plan. In addition, non-employee directors receive an annual grant of 10,000 options under the Directors’ Plan, made at each annual meeting to those directors having at least nine months of Board service on the grant date. Each option granted under the Directors' Plan has a term of ten years. Options granted under the Directors’ Plan prior to February 6, 2006 became exercisable upon grant. Effective February 7, 2006, the Board of Directors amended the Directors’ Plan such that one-quarter of the options granted will vest every three months until the options fully vest on the one-year anniversary of the grant date. The exercise price of each option granted under the Directors' Plan is equal to the fair market value of a share of common stock on the date of grant.

1998 Employee Stock Purchase Plan

In February 1998, the Board of Directors and stockholders of the Company approved and adopted the ESPP. The purpose of the ESPP is to provide eligible employees who wish to acquire common stock of the Company the opportunity to purchase shares from the Company with accumulated payroll deductions. The ESPP is intended to constitute an "employee stock purchase plan" under section 423 of the Internal Revenue Code. The ESPP provides for the issuance of an aggregate of up to 1,650,000 shares. Shares issued under the ESPP during the years ended June 30, 2004, 2005 and 2006 totaled 151,003, 48,506 and 101,792, respectively. As of June 30, 2006, 88,972 shares are reserved for issuance and there were 723,801 remaining shares available to purchase under this plan.

*   *   *

Prior to July 1, 2005, Mobius accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Except for the one-time charge of $250,000 recorded in the fourth quarter of fiscal 2005 related to the accelerated vesting of certain employee stock options, as previously discussed, no stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the years ended June 30, 2004 and 2005, as the ESPP was considered non-compensatory pursuant to APB 25 and all options granted under the Stock Plan and the Directors’ Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, Mobius adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method, and as a result, prior periods have not been restated.

Under the modified-prospective-transition method, the Company is required to recognize stock-based employee compensation cost for: (a) all share-based awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) all share-based awards granted subsequent to June 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). During the year ended June 30, 2006, 20,000 options, 80,000 options and 101,792 options were granted under the 2006 Stock Plan, the Directors’ Plan and the ESPP, respectively.

As a result of adopting SFAS No. 123(R) on July 1, 2005, Mobius’s income before income taxes and net income for the year ended June 30, 2006, were $855,000 and $700,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 would have been $0.15 and $0.14, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.11 and $0.10, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that the Company classifies the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The $312,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).

The following table illustrates the effect on net income (loss) and income (loss) per share during the years ended June 30, 2004 and 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under Mobius’s 1996 Stock Plan, Directors’ Plan and ESPP. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes option-pricing formula and amortized to expense over the options’ vesting periods.
	Year Ended June 30,
	2004	2005

Net income (loss), as reported	$4,802	$(2,695)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	-	250
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,350)	(3,360)
Pro forma net income (loss)	$3,452	$(5,805)

Basic net income (loss) per share- as reported	$0.27	$(0.15)
Basic net income (loss) per share- pro forma	$0.19	$(0.32)
Diluted net income (loss) per share-as reported	$0.24	$(0.15)
Diluted net income (loss) per share- pro forma	$0.17	$(0.32)

For purposes of the pro forma stock-based compensation disclosed above and for computing stock-based compensation under SFAS No. 123(R) effective July 1, 2005, the Company used the Black Scholes option pricing model for all options granted under the 1996 Stock Plan, 2006 Stock Plan and Directors’ Plan. The per share weighted average fair value of stock options granted during the years ended June 30, 2004, 2005 and 2006, was $5.18, $3.46 and $4.76, respectively, on the date of grant. Stock option grants during the years ended June 30, 2004, 2005 and 2006, assumed volatility of 101%, 88% and 86%, respectively, expected dividend yield of 0.0% and an expected life of 4.1 years, 3.5 years and 6.4 years, respectively. The assumed risk free interest rate on the date of stock option grants for the years ended June 30, 2004, 2005 and 2006 was 3.7%, 3.9% and 4.7%, respectively.

The fair value of an employee stock purchase grant under the ESPP is estimated as the sum of 15% of the grant date market price of Mobius common stock and 85% of the fair value of a stock option, as determined using the Black Scholes option pricing model. Employee stock purchase grants under the ESPP are made on the first day of the plan-year, which runs from November 1 through October 31. Since the ESPP fiscal year varies from the Company’s financial reporting fiscal year (which runs from July 1 through June 30), the following assumptions have been used with respect to the ESPP plan years. The per share weighted average fair value of employee stock purchase options granted during the years ended June 30, 2004, 2005 and 2006 ranged between $0.95 and $5.26, $2.72 and $5.26 and $1.85 and $2.72, respectively, on the date of grant. Employee stock purchase option grants during the years ended June 30, 2004, 2005 and 2006 assumed volatility of a range between 77% and 79%, 69% and 77% and 39% and 69%, respectively, expected dividend yield of 0.0% and an expected life of one year. The assumed risk free interest rate on the date of employee stock purchase option grants for the years ended June 30, 2004, 2005 and 2006 ranged between 1.3% and 1.8%, 1.3% and 2.3% and 2.3% and 4.3%, respectively.

Our estimates of expected volatility and expected option life are based on historical data. The risk free interest rate coincides with the U.S. treasury rate at date of grant with a maturity equal to the expected life of the option.

Total stock option activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Options
Outstanding at June 30, 2003	4,080,550	$4.04
Granted	842,700	7.75
Exercised	(602,977)	3.31
Forfeited	(231,200)	4.47
Expired	--	--
Outstanding at June 30, 2004	4,089,073	4.89
Granted	321,000	6.13
Exercised	(203,112)	2.38
Forfeited	(306,838)	5.57
Expired	--	--
Outstanding at June 30, 2005	3,900,123	5.07
Granted	100,000	6.48
Exercised	(317,062)	2.20
Forfeited	(87,400))	7.80
Expired	--	--
Outstanding at June 30, 2006	3,595,661	$5.30
Vested and exercisable at June 30, 2006	3,233,711	$5.10

The following table summarizes information about the stock option plans:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding as of June 30,2006	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price
$1.25 - $1.81	367,388	1.49	$1.36	367,388	$1.36
$1.87 - $2.41	390,490	6.25	$2.29	367,490	$2.29
$2.48 - $2.89	382,483	5.67	$2.77	377,983	$2.77
$2.91 - $3.75	372,000	4.74	$3.08	372,000	$3.08
$3.88 - $5.40	368,000	2.46	$4.65	368,000	$4.65
$5.80 - $6.33	228,000	8.50	$6.07	131,750	$6.11
$6.49 - $6.49	384,800	7.93	$6.49	359,600	$6.49
$6.50 - $7.01	363,500	5.04	$6.77	235,500	$6.89
$7.40 - $10.46	570,000	4.57	$9.64	485,000	$9.50
$11.00 - $15.00	169,000	1.73	$11.21	169,000	$11.21

$1.25 - $15.00	3,595,661	4.88	$5.30	3,233,711	$5.10

As of June 30, 2006, there were 3,595,661 options outstanding with an aggregate intrinsic value of approximately $5.6 million. As of June 30, 2006, there were 3,233,711 options vested and exercisable with a weighted average contractual life of approximately 4.48 years and an aggregate intrinsic value of approximately $5.5 million.

The intrinsic value of options exercised during the years ended June 30, 2004, 2005 and 2006 was approximately $5.3 million, $836,000 and $1.2 million, respectively. Cash received from option exercises under all share-based payment arrangements for the years ended June 30, 2004, 2005 and 2006 was approximately $2.0 million, $482,000 and $698,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the year ended June 30, 2006 totaled $301,000 relating to the 1996 Stock Plan and $11,000 relating to the ESPP. There was no tax benefit realized for the year ended June 30, 2005. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the year ended June 30, 2004 totaled approximately $1.2 million relating to the 1996 Stock Plan and approximately $138,000 relating to the ESPP. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards. The Company will calculate its July 1, 2005, SFAS No. 123(R) adoption date pool of windfall tax benefits using the SFAS No. 123(R) shortcut method.

As of June 30, 2006, there was approximately $907,000 of unrecognized compensation expense related to unvested share-based awards under the 1996 Stock Plan, 2006 Stock Plan and Directors’ Plan. This amount is expected to be recognized over a weighted-average period of approximately 1.47 years. For awards granted prior to July 1, 2005, compensation cost is amortized over the vesting period using the tranche method proscribed in FIN 28. Compensation cost for awards granted after the adoption date of SFAS No. 123(R) is amortized on a straight line basis over the vesting period. The total fair value of shares vested during the years ended June 30, 2004, 2005 and 2006, was approximately $1.2 million, $4.2 million and $615,000, respectively. As of June 30, 2006, unamortized compensation expense of approximately $46,000 relating to the ESPP will be recognized on a straight line basis by the end of the plan year, October 31, 2006.

Mobius has a policy of issuing new shares to satisfy share option exercises and expects to continue that practice for the foreseeable future.

(10) Employee Savings Plan

In fiscal 1995, the Company established a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a percentage of their pre-tax compensation, but not more than Internal Revenue Code limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions. No matching contributions were made in the years ended June 30, 2004, 2005 and 2006.

(11) Comprehensive Income (Loss)

Comprehensive income (loss) for the years ended June 30, 2004, 2005 and 2006 is as follows:

	Year ended June 30,
	2004	2005	2006

Net income (loss)	$4,802	$(2,695)	$2,080
Unrealized translation gain (loss)	332	(329)	1,413
Comprehensive income (loss)	$5,134	$(3,024)	$3,493

(12) Related Party Transactions

Since 1981 the Company has engaged, and plans to continue to engage, the law firm of Kramer Levin Naftalis & Frankel LLP to provide the Company with legal counsel. Kenneth P. Kopelman, a member of Mobius’s Board of Directors, is a partner of Kramer Levin. Fees paid to Kramer Levin during the years ended June 30, 2004, 2005 and 2006 were approximately $1.0 million, $675,000 and $700,000, respectively.

(13) Lease Commitments

The Company has operating leases for its office facilities which expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs.

The following is a schedule of future minimum lease payments for operating leases as of June 30, 2006 (in thousands):

Operating Leases
Year Ended:

June 30, 2007	$2,833
June 30, 2008	2,621
June 30, 2009	2,212
June 30, 2010	1,701
June 30, 2011	129
Total minimum lease payments	$9,496

Rental expense for all operating leases was approximately $2.8 million, $2.9 million and $2.7 million for the years ended June 30, 2004, 2005 and 2006, respectively.

In compliance with the lease of the Company’s corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collateralized by a certificate of deposit.

(14) Segment and Geographic Information

The Company operates in one principal business segment across domestic and international markets. No foreign country accounted for more than 10% of revenue or 10% of identifiable assets in any of the periods presented.

	United States	Intl. (a)	Eliminations	Total
Year Ended June 30, 2004:
Revenue:
From external customers (b)	$69,661	$18,427	$-	$88,088
Between geographic areas (c)	5,241	--	(5,241)	--
Total revenue	$74,902	$18,427	$(5,241)	$88,088

Long-lived assets	$28,880	$4,723	$--	$33,603

Year Ended June 30, 2005:
Revenue:
From external customers (b)	$58,505	$19,168	$-	$77,673
Between geographic areas (c)	4,361	--	(4,361)	--
Total revenue	$62,866	$19,168	$(4,361)	$77,673

Long-lived assets	$24,626	$6,987	$--	$31,613

Year Ended June 30, 2006:
Revenue:
From external customers(b)	$67,134	$22,097	$-	$89,231
Between geographic areas(c)	5,331	--	(5,331)	--
Total revenue	$72,465	$22,097	$(5,331)	$89,231

Long-lived assets	$14,111	$5,049	$--	$19,160

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

(15) Litigation

Sale of INFOPAC-TapeSaver: In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement was recognized in fiscal 2004, 2005 and 2006.

Mobius commenced arbitration proceedings against the buyer to enforce the payment terms in the sales agreement. On March 26, 2002, the arbitrator issued an award in Mobius’s favor against the buyer and its president in the amount of $381,750, which represented the amount past due under such agreement. The arbitrator also directed the buyer and its president to pay Mobius $37,500 per month from March 31, 2002 through December 31, 2003 and to pay Mobius’s share of the arbitration expenses. In April 2002, Mobius commenced an action against the buyer and its president in the United States District Court for the Southern District of New York to confirm the arbitration award. The Court entered an order confirming the award on September 23, 2002. The Company has docketed the judgment in California for the full amount of the debt due of approximately $1.2 million. During January 2005, the buyer’s president filed for personal bankruptcy protection. In April 2005, the Company filed a complaint in the bankruptcy proceeding alleging that the buyer’s president’s debt to Mobius is not dischargeable in the bankruptcy proceeding. The buyer’s president answered the complaint, denying those allegations. On May 17, 2006, the parties settled the action, with the buyer’s president agreeing to pay certain sums to be realized from the sale of his residence after settlement of an existing mortgage on the property. At this time, the Company can not estimate the amount, if any, that will be received from this sale. To date, the Company has not recorded any amounts due in connection with the arbitration. As a result of the uncertainty of collection, any amounts ultimately recorded will be accounted for on the cash basis.

Acartus Litigation: On May 31, 2005, Mobius filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act (the “Lanham Claims”), and for violations of state statutory and common law. The complaint sought injunctive relief, compensatory damages in an amount no less than $500,000, plus costs and attorneys’ fees. On July 5, 2005, the Company moved for preliminary injunction with respect to the Lanham Act Claims, seeking to enjoin Acartus from improperly using the Mobius mark in violation of the Company’s trademark and other rights, and from making false statements in advertising about Mobius’s products. The

Company also sought expedited discovery. By Order dated July 6, 2005, the Court granted Mobius’s request for expedited discovery and scheduled a hearing on the Company’s preliminary injunction motion for August 1, 2005. On July 22, 2005, Acartus agreed to a stipulated order entering a preliminary injunction with respect to the Lanham Act Claims, thereby mooting the August 1, 2005 hearing. Because Acartus has since declined to convert the preliminary injunction to a permanent injunction, the Company continues to prosecute all of its claims. On September 20, 2005, the Company amended its complaint to add a claim for violation of the Delaware Uniform Trade Secrets Act (the “Amended Complaint”). On October 4, 2005, Acartus moved to strike, dismiss or stay the Amended Complaint. Acartus also declined to provide discovery while its motion was pending, notwithstanding the July 6, 2005 Order, necessitating a motion by the Company on November 2, 2005 to compel discovery. On June 28, 2006, the Court denied Acartus’s motion to strike, dismiss or stay the Amended Complaint and granted Mobius’s motion to compel discovery. On July 13, 2006, Acartus answered the Amended Complaint. Mobius then again amended the complaint in August 2006, to add new claims and allegations based on documents obtained thus far from Acartus in discovery, and to add EMC Corporation, which acquired Acartus, as a defendant. Mobius also increased its request for damages to not less than $10 million. The parties are now engaged in ongoing discovery. Pursuant to the Scheduling Order, fact discovery must be completed by December 1, 2006, expert discovery must be completed by January 24, 2007, summary judgment motions must be filed no later than January 31, 2007, and the case is scheduled for a two-week jury trial beginning on August 6, 2007. A mediation is also scheduled before a Magistrate Judge on October 26, 2006. At this time, the Company cannot predict the outcome or estimate the amount, if any, that will be received in the event the Company prevails in this matter.

(16) eManage Asset Acquisition

On April 26, 2004 (the “eManage Closing Date”), the Company, through a wholly-owned subsidiary, acquired technology and certain other assets of eManage Inc. (“eManage”), a privately held company, for an aggregate of approximately $2.4 million in cash, which was paid from the Company’s existing cash balances. In addition, the Company assumed liabilities of $111,000 and incurred acquisition-related expenses of $250,000, for an aggregate purchase price of approximately $2.7 million. eManage develops software solutions for e-mail archiving, records management and lifecycle management that enable organizations to manage corporate records at an enterprise level. In addition, under the terms of the agreement, Mobius may be obligated to pay eManage up to an additional $1.2 million if certain revenue and other operating targets are achieved as of the end of each quarter through June 30, 2005. During the fourth quarter of fiscal 2004, certain targets were met, and, accordingly, the Company recorded incremental goodwill and a payable to eManage of $340,000. During the fiscal second and fourth quarters of 2005, certain additional targets were met, and accordingly, the Company recorded incremental goodwill of $85,000 and $93,000, respectively, which was paid in the fiscal second quarter of 2005 and the fiscal first quarter of 2006, respectively.

(17) Goodwill and Other Intangible Assets

Intangible assets as of June 30, 2005 and 2006 were as follows (in thousands):

	June 30,
	2005			2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Completed technology	$1,780	$1,003	$777	$1,780	$1,537	$243
Customer relationships	277	107	170	277	199	78
Total	$2,057	$1,110	$947	$2,057	$1,736	$321

Aggregate amortization expense for intangible assets for the years ended June 30, 2004, 2005 and 2006 was $304,000, $626,000 and $626,000, respectively.

Amortization expense for the year ending June 30, 2007, for acquisitions completed through June 30, 2006, is estimated to be $321,000.

Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2006 were as follows (in thousands):

Total

Balance as of June 30, 2004	$2,566
Goodwill acquired during the year	170
Effect of exchange rate changes and other	(3)
Balance as of June 30, 2005	2,733
Effect of exchange rate changes and other	23
Balance as of June 30, 2006	$2,756

SCHEDULE II

MOBIUS MANAGEMENT SYSTEMS, INC.

Valuation and Qualifying Accounts
(In thousands)

	Years Ended June 30,
	2004	2005	2006

Allowance for Doubtful Accounts
Balance at July 1	$1,490	$1,094	$756
Additions charged (reductions credited) to expense	103	(309)	59
Additions deducted from maintenance revenues	175	235	88
Write-offs	(674)	(264)	(245)
Balance at June 30	$1,094	$756	$658

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

15(a)(3) Exhibits

Exhibit No.		Description
3.1(1)	--	Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	--	Form of Restated By-Laws of the Registrant.
4.1(1)	--	Specimen certificate representing the Common Stock.
10.1(1)	--	Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2(1)	--	Amendment No. 1 to Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2A(8)	--	Amendment No. 2 to Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.2B(9)	--	Amendment No. 3 to Mobius Management Systems, Inc. 1996 Stock Incentive Plan.*
10.3(1)	--	Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan.*
10.4(1)	--	Mobius Management Systems, Inc. Non-Employee Directors’ 1998 Stock Option Plan.*
10.4A(2)	--	Amendment No. 1 to Mobius Management Systems, Inc. Non-Employee Directors’ 1998 Stock Option Plan.*
10.4B(6)	--	Amendment No. 2 to Mobius Management Systems, Inc. Non-Employee Directors’ 1998 Stock Option Plan.*
10.5(1)	--	Mobius Management System, Inc. 1998 Executive Incentive Plan.*
10.6(1)	--	Form of Grantee Option Agreement.*
10.7(1)	--	Lease dated December 4, 1997 by and between Old Boston Post Road Associates LLC and the Registrant.
10.8(1)	--	Stock Purchase Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.9(1)	--	Stockholders' Agreement dated as of May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.10(1)	--	Registration Rights Agreement dated May 12, 1997 by and among the Registrant and the other parties listed on the signature pages thereto.
10.11(1)	--	Severance Agreement dated as of September 30, 1997 between the Registrant and Joseph Tinnerello.*
10.12(1)	--	Option Agreement dated as of September 30, 1997 between the Registrant and Joseph Tinnerello.*
10.13(1)	--	Letter Agreement, dated as of December 28, 1997 between the Registrant and Joseph Tinnerello.*
10.14(1)	--	Stockholder Agreement, dated as of December 30, 1997 between the Registrant and Joseph Tinnerello.*
10.15(1)	--	Software Assets Purchase Agreement dated as of December 10, 1990 among the Registrant, Compucept of Nevada and Software Assist Corporation.
10.16(1)	--	OEM Agreement between the Registrant and CDP Communications, Inc. dated as of October 15, 1993.
10.17(1)	--	Source Code License and Amendment to OEM Agreement between the Registrant and CDP Communications Inc. dated as of August 12, 1997.
10.18(1)	--	Amendment No. 1 to License and Amendment to OEM Agreement between the Registrant and CDP Communications, Inc. dated November 21, 1997.
10.19(3)	--	Lease Modification Agreement dated July 12, 1999 by and between Old Boston Post Road Associates LLC and the Registrant.
10.20(4)	--	Amendment No. 1 to Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan.*
10.21(5)	--	Amendment No. 2 to Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan.*
10.22(7)	--	Asset Purchase and Sale Agreement, dated as of October 11, 2002, by and between Cytura Corp. and certain shareholders of Cytura Corp., on the one hand, and MMS Acquisition I LLC, on the other hand.

10.23(9)	--	Amendment No. 3 to Mobius Management Systems, Inc. 1998 Employee Stock Purchase Plan.*
10.24(10)	--	Description of Raymond F. Kunzmann’s Compensation, dated as of December 16, 2003.*
10.25(11)	--	Vendor Program Agreement, dated as of July 21, 2004, by and between General Electric Capital Corporation and the Registrant.
10.26(12)	--	Description of Mauricio Barberi’s Compensation, dated as of February 28, 2005.*
10.27(13)	--	Description of David B. Barton’s Compensation, dated as of June 22, 2005.*
10.28(14)		Mobius Management Systems, Inc. 2006 Stock Incentive Plan.*
10.29(15)		Amendment No. 3 to Mobius Management Systems, Inc. Non-Employee Directors’ 1998 Stock Option Plan.*
21.1	--	Subsidiaries of the Registrant.
23.1	--	Consent of Independent Registered Public Accounting Firm.
31.1	--	CEO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	--	CFO Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	--	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Mobius’s Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference.

(2)	Filed as Exhibit No. 10.4A to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(3)	Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit No. 10.24 to Mobius Management Systems, Inc.’s Annual Report filed on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference.

(5)	Filed as Exhibit No. 10.25 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.4B to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(7)	Filed as Exhibit No. 10.26 to Mobius Management Systems, Inc.’s Current Report on Form 8-K filed on October 17, 2002, and incorporated herein by reference.

(8)	Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to Mobius Management Systems, Inc.’s Registration Statement on Form S-8 (Registration Number 333-112553) filed on February 6, 2004, and incorporated herein by reference.

(10)	Filed as Exhibit No. 10.4 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.

(11)	Filed as Exhibit No. 10.27 to Mobius Management Systems, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.27 to Mobius Management Systems, Inc.’s Form 10-K for the year ended June 30, 2005, and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.1 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.2 to Mobius Management Systems, Inc.’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.

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

            Date: September 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Mitchell Gross Mitchell Gross	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	September 11, 2006

/s/ Raymond F. Kunzmann Raymond F. Kunzmann	Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2006

/s/ Joseph J. Albracht Joseph J. Albracht	Director	September 11, 2006

/s/ Mark P. Cattini Mark P. Cattini	Director	September 11, 2006

/s/ Gary G. Greenfield Gary G. Greenfield	Director	September 11, 2006

/s/ Patrick W. Gross Patrick W. Gross	Director	September 11, 2006

/s/ Louis Hernandez, Jr. Louis Hernandez, Jr.	Director	September 11, 2006

/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director	September 11, 2006

/s/ Robert H. Levitan Robert H. Levitan	Director	September 11, 2006

/s/ James A. Perakis James A. Perakis	Director	September 11, 2006