Form 10-Q
period 2006-09-30
MOBIUS MANAGEMENT SYSTEMS INC
filed 2006-11-08
CIK 1025148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES |  |  NO |X|

Number of shares outstanding of the issuer's common stock as of November 2, 2006

           Class                                  Number of Shares Outstanding

Common Stock, par value $0.0001 per share                            19,449,045

MOBIUS MANAGEMENT SYSTEMS, INC.

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data and per share data)

	June 30,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$39,967	$45,893
Accounts receivable, net of allowances of $559 and $648, respectively	19,654	13,025
Software license installments, current portion	12,054	12,070
Other current assets	2,480	2,877
Total current assets	74,155	73,865

Software license installments, non-current portion, net of allowance for doubtful accounts of $99 and $157, respectively	9,416	8,942
Property and equipment, net	3,912	3,708
Deferred income taxes	2,478	1,686
Other assets	3,379	3,276
Total assets	$93,340	$91,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,994	$12,135
Deferred revenue	22,765	23,254
Deferred income taxes	2,480	2,894
Total current liabilities	41,239	38,283

Deferred revenue	2,092	1,851
Other non-current liabilities	509	505
Total liabilities	43,840	40,639

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock, $.0001 par value; authorized 40,000,000 shares; issued 24,303,853 and 24,513,496 shares, respectively; outstanding 18,949,630 and 19,159,273 shares, respectively	2	2
Additional paid-in capital	58,193	58,991
Retained earnings	5,653	6,403
Accumulated other comprehensive income	1,634	1,424
Treasury stock, at cost, 5,354,223 shares	(15,982)	(15,982)
Total stockholders’ equity	49,500	50,838

Total liabilities and stockholders' equity	$93,340	$91,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,
	2005	2006

Revenues:
Software license	$8,995	$9,941
Maintenance	10,679	10,907
Professional service and other	1,747	1,843
Total revenues	21,421	22,691

Cost of revenues:
Software license	285	145
Maintenance	1,865	1,905
Professional service and other	1,386	1,389
Total cost of revenues	3,536	3,439

Gross profit	17,885	19,252

Operating expenses:
Sales and marketing	9,210	9,162
Research and development	5,521	5,739
General and administrative	3,257	3,604
Total operating expenses	17,988	18,505

Income (loss) from operations	(103)	747

Interest income, net	594	648
Other income (expense)	1	(4)
Income before income taxes	492	1,391

Provision for income taxes	177	641

Net income	$315	$750

Basic earnings per share	$0.02	$0.04
Basic weighted average shares outstanding	18,555	19,050
Diluted earnings per share	$0.02	$0.04
Diluted weighted average shares outstanding	19,660	19,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited, in thousands)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at June 30, 2006	18,950	$2	$58,193	$5,653	$1,634	5,354	$(15,982)	$49,500
Net income	-	-	-	750	-	-	-	750
Change in other comprehensive income	-	-	-	-	(210)	-	-	(210)
Comprehensive income								540

Stock options exercised	209	-	368	-	-	-	-	368
Tax benefit from employee stock plans	-	-	164	-	-	-	-	164
Stock-based compensation expense	-	-	266	-	-	-	-	266
Balance at September 30, 2006	19,159	$2	$58,991	$6,403	$1,424	5,354	$(15,982)	$50,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended
	September 30,
	2005	2006
Cash provided by operating activities:
Net income	$315	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	140	431
Depreciation and amortization	498	429
Stock-based compensation expense	227	266
Change in operating assets and liabilities:
Accounts receivable, net	(193)	6,629
Software license installments	1,033	458
Other assets	(434)	(240)
Accounts payable and accrued expenses	(914)	(3,241)
Deferred revenue	(108)	248
Total adjustments	249	4,980
Net cash provided by operating activities	564	5,730

Cash used in investing activities:
Capital expenditures	(637)	(129)
Net cash used in investing activities	(637)	(129)

Cash provided by financing activities:
Cash received from exercise of stock options	161	368
Excess tax benefit attributable to stock options	51	164
Net cash provided by financing activities	212	532

Effect of exchange rate changes on cash and cash equivalents	(26)	(207)

Net change in cash and cash equivalents	113	5,926
Cash and cash equivalents at beginning of period	33,726	39,967
Cash and cash equivalents at end of period	$33,839	$45,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2006 and September 30, 2006 and for the three month periods ended September 30, 2005 and 2006 have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes or other financial information that is normally required by generally accepted accounting principles (“GAAP”) may be condensed or omitted.

GAAP requires the management of Mobius Management Systems, Inc. (“Mobius” or the “Company”) to make estimates and assumptions in preparing the interim financial statements. Mobius’s management has used its best efforts in establishing good faith estimates and assumptions. Interim results of operations are not necessarily indicative of full year results.

The Company’s management is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that management believes are necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is “more-likely-than-not” that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of its fiscal year 2008. The Company is currently evaluating the various requirements of FIN 48, but we have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how companies quantify financial statement misstatements. This SAB provides guidance on how to consider the effects of prior year misstatements when quantifying current year misstatements in connection with a materiality assessment. SAB No. 108 states that companies should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement (the “dual approach”). The interpretations of SAB No. 108 contain guidance on correcting errors under the dual approach, and provide transition guidance for correcting errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective with the first quarter of fiscal 2007, and there was no impact on our unaudited consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. As such, the Company will be required to adopt SFAS No. 157 at the beginning of its fiscal year 2009. At this time, the Company is unable to assess the financial statement impact, if any, of SFAS No. 157.

(2) Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

	Three Months Ended Spetember 30,
	2005			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$315			$750
Weighted average shares outstanding		18,555			19,050
Basic earnings per share			$0.02			$0.04
Diluted EPS:
Net income	$315			$750
Dilutive effect of stock options		1,105			892
Weighted average shares outstanding		19,660			19,942
Diluted earnings per share			$0.02			$0.04

Stock options for the three months ended September 30, 2005 and 2006, representing an aggregate of 1,689,095 and 1,670,316 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three months ended September 30, 2005 and 2006.

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

(4) Sale of Software License Installments Receivable

In the first quarter of fiscal 2005, the Company entered into an arrangement with General Electric Capital Corporation (“GECC”) under which eligible installments receivable can be sold without recourse to GECC at an amount equal to the discounted value of the underlying  future payment streams. The rate used to discount the receivables is negotiated with GECC and is based primarily on GECC’s credit evaluation. Any difference between the carrying value of an installments receivable and the sale price to GECC is recorded as a gain or loss in “Other income (expense)” in the Consolidated Statements of Operations in the period of sale. For the three months ended September 30, 2005 and 2006, there were no material gains or losses on the sale of such installments receivable.

This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. The agreement does not provide for a termination date, although the agreement can be terminated by either party with 90 days advance notice. Additionally, there is no maximum threshold as to the amount of installments receivable that can be sold to GECC. Once sold to GECC, these installments receivable are not included in the Consolidated Balance Sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” have been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The sale of installments receivable under the agreement meets the criteria of a true sale,  which includes the transfer of title and all collection risk to GECC. During the three months ended September 30, 2005 and 2006, the Company sold approximately $425,000 and $691,000, respectively, of installments receivable under this arrangement.
(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life	June 30, 2006	September 30, 2006
Computer equipment	2-5 years	$9,883	$9,987
Furniture, fixtures and office equipment	5 years	1,547	1,545
Leasehold improvements	5-15 years	4,095	4,099
		15,525	15,631
Less accumulated depreciation and amortization		(11,613)	(11,923)
Property and equipment, net		$3,912	$3,708

Depreciation and amortization expense on property and equipment was $342,000 and $333,000 for the three months ended September 30, 2005 and 2006, respectively.

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2006	September 30, 2006
Accounts payable	$2,183	$1,769
Compensation and related benefits	7,424	6,794
Royalties payable	912	737
Other	5,475	2,835

	$15,994	$12,135
(7) Stock-Based Compensation

As of September 30, 2006, Mobius had the following stock-based compensation plans: the 2006 Stock Incentive Plan (“2006 Stock Plan”), the Non-Employee Directors’ 1998 Stock Option Plan (“Directors’ Plan”) and the 1998 Employee Stock Purchase Plan (“ESPP”). For a further description of these compensation plans, please refer to Note 9, Stock-Based Compensation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006.

During the fiscal first quarter of 2007, the Company issued stock options to purchase 11,550 shares of common stock and 7,725 shares of restricted stock under the 2006 Stock Plan. Awards issued during the fiscal first quarter of 2007 will be eligible for vesting in equal tranches over five years subject to the achievement of certain corporate financial goals which will be determined and communicated to participants annually, and the value of each year’s tranche will be measured at that time. During the fiscal first quarter of 2007, no options were granted under the Directors’ Plan and there were no employee stock purchase grants under the ESPP. During the fiscal first quarter of 2006, there were no grants under any of the Company’s stock-based compensation plans. Equity-based compensation expense for the three months ended September 30, 2005 was approximately $227,000, and for the three months ended September 30, 2006 was approximately $266,000, of which $2,000 of such expense related to awards granted during the fiscal first quarter of 2007.

(8) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2005 and 2006 is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2006

Net income	$315	$750
Unrealized translation loss	(31)	(210)
Comprehensive income	$284	$540

(9) Commitments and Contingencies

In compliance with the lease of the Company’s corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collateralized by a certificate of deposit.

(10) Goodwill and Other Intangible Assets

Intangible assets as of June 30, 2006 and September 30, 2006 were as follows (in thousands):

	June 30, 2006			September 30, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Completed technology	$1,780	$1,537	$243	$1,780	$1,610	$170
Customer relationships	277	199	78	277	222	55
Total	$2,057	$1,736	$321	$2,057	$1,832	$225

Aggregate amortization expense for intangible assets for the quarter ended September 30, 2005 and 2006 was $156,000 and $96,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2007, for acquisitions completed through September 30, 2006, is estimated to be $225,000.

Changes in the carrying amount of goodwill for the quarter ended September 30, 2006 were as follows (in thousands):

Total

Balance as of June 30, 2006	$2,756
Effect of exchange rate changes and other	(3)
Balance as of September 30, 2006	$2,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we give readers a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Unaudited Consolidated Financial Statements and Notes included in Item 1 in this Quarterly Report. Please note that references in this section to “last year’s quarter” and “this quarter” refer to our fiscal quarters ended September 30, 2005 and 2006, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

Statements contained in this quarterly report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, market acceptance of Mobius's products, ability to manage expenses, fluctuations in period to period results, seasonality, uncertainty of future operating results, long and unpredictable sales cycles, technological change, product concentration, competition, international sales and operations, protection of intellectual property, extended payment risk, sufficient revenues from professional services, dependence on licensed technology, risk of product defects, product liability, expansion of indirect channels, management of growth, dependence on executive management, other key employees and subcontractors, consolidation in the industries we market and sell, concerns about transaction security on the Internet, factors affecting valuation of stock option expense, changes in prevailing equity-based compensation practices, general conditions in the economy and the impact of recently enacted or proposed regulations. These risks and uncertainties are described in detail from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, filed on September 11, 2006. Forward-looking statements included in this quarterly report are based on information known to us as of the date of this quarterly report and we accept no obligation (and expressly disclaim any obligations) to update these forward-looking statements and we do not intend to do so.

Overview

We are a leading provider of integrated solutions for enterprise archiving and records management. For twenty-five years, we have delivered innovative software that helps major corporations manage and derive value from vast amounts of digital records, documents and images of any type. Our technology has achieved industry-wide recognition for its breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in distributed environments that range from the desktop to the mainframe.

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

Revenues from software license agreements are recognized upon delivery of the software if persuasive evidence of an arrangement exists, pricing is fixed or determinable, and collectibility is reasonably assured. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Fees from licenses sold together with fee based professional services are generally recognized on the delivery of the software, providing that the payment of the license fees is not dependent upon the performance of the services, and the services are not essential to the functionality of the software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method is used for those arrangements in which reasonably dependable estimates are available. If reasonably dependable estimates are not available due to the complexity of the services to be performed, we will defer recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist.

For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their vendor specific objective evidence (“VSOE”) and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately or renewal rates for maintenance. The vast majority of our software license contracts provide for optional maintenance which is billed separately from the software license arrangement and is renewable on an annual basis over the license term. Maintenance revenue is generally recognized ratably over the term of the support, typically twelve months. The unearned portion of maintenance revenue is classified as deferred revenue.

We offer installment contracts to our customers, which provide for periodic payments, with terms ranging from six months to five years, with the majority in the range of three years to five years, with generally the first payment due at the beginning of the contract period. Under such contracts, software license revenue reflects the present value of future payments under non-cancelable license arrangements. The discount is recognized as interest income over the term of the arrangement. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms on these contracts without making concessions. In addition, the payment obligations are unrelated to product implementation or any other post-transaction activity. Therefore, revenues from installment contracts are generally recognized in the same manner as those requiring current payment. We entered into an arrangement during our first quarter of fiscal 2005 that provides us with the option of selling installments receivable to General Electric Capital Corporation (“GECC”). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Please refer to Note 4, Sale of Software License Installments Receivable, to the accompanying unaudited consolidated financial statements for additional information regarding this arrangement.

Fee-based professional services accounted for separately from license fees are performed on a fixed-fee or time-and-materials basis. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 104. The pattern of performance for fixed-fee service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion.

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires that certain software development costs be capitalized once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

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

Beginning July 1, 2005, in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS No. 123(R)”), we record windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by us of an equity-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded.

Stock-Based Compensation

Beginning July 1, 2005, we account for share-based compensation in accordance with SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we expense the grant date fair value of share-based compensation awards over the requisite service period. For additional information regarding the adoption of SFAS No. 123(R), please refer to Note 9, Stock-Based Compensation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006.

During the fiscal first quarter of 2007, we granted stock options and restricted stock. Please refer to Note 7, Stock-Based Compensation, to the accompanying unaudited consolidated financial statements for additional information regarding these grants. Under our current equity-based compensation program, awards will be eligible for vesting in equal tranches over five years subject to the achievement of certain corporate financial goals which will be determined and communicated to participants annually. The value of any awards eligible to vest if such goals are achieved will also be measured at the date the terms are communicated and understood. As a result, changes in the share price of our common stock as listed on the NASDAQ National Market from the date the awards are issued to the date that the terms are communicated and understood will impact the value of the award, and thus, the amount to be recorded as an expense if the corporate goals are achieved and the awards vest.

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

	Three Months Ended
	September 30,
	2005	2006
Revenues:
Software license	42.0%	43.8%
Maintenance	49.8	48.1
Professional service and other	8.2	8.1
Total revenues	100.0	100.0

Cost of revenues:
Software license	1.3	0.7
Maintenance	8.7	8.4
Professional service and other	6.5	6.1
Total costs of revenues	16.5	15.2

Gross profit	83.5	84.8

Operating expenses:
Sales and marketing	43.0	40.3
Research and development	25.8	25.3
General and administrative	15.2	15.9
Total operating expenses	84.0	81.5

Income (loss) from operations	(0.5)	3.3

Interest income, net	2.8	2.8
Income before income taxes	2.3	6.1

Provision for income taxes	0.8	2.8

Net income	1.5%	3.3%

Executive Overview

Total revenues of $22.7 million in the fiscal first quarter of 2007 were 5.9% higher than revenues of $21.4 million in the same period last year. The increase in revenues was primarily due to increased license revenue reflecting the continued improvement in sales execution, which contributed to several large renewals, each ranging from $1.2 million to $1.5 million. Operating income in the fiscal first quarter of 2007 was $747,000, or 3.3% of revenues, as compared with an operating loss of $103,000, or (0.5)% of revenues, in the same period last year. Net income for the fiscal first quarter of 2007 was $750,000, or $0.04 per diluted share, as compared with net income of $315,000, or $0.02 per diluted share, in the same period last year. Our earnings in the fiscal first quarter of 2007 and 2006 were reduced by a pre-tax expense of approximately $266,000, or $0.01 per share, and approximately $227,000, or $0.01 per share, respectively, related to stock-based compensation recorded pursuant to SFAS No. 123(R). For additional information regarding the adoption of SFAS No. 123(R), see Note 7 to the accompanying unaudited consolidated financial statements.

Our positive first quarter performance reflects a continuation of the execution improvements demonstrated over the last six quarters. In a seasonally difficult summer quarter, we posted more than 10% growth in license revenue, controlled expenses, delivered positive operating earnings and doubled the prior year’s earnings per share. In addition, our earnings and working capital management helped us increase cash and cash equivalents by approximately $6.0 million in the quarter.

We believe that market conditions are favorable for us. Our core competency is developing and marketing integrated information archiving and records management software that also complements Enterprise Content Management (“ECM”) solutions. As infrastructure vendors continue to commoditize traditional ECM software, customers are using our products to expand their capability to capture, index, store, deliver and dispose of all the critical information created by both their ECM and production systems. As a result of the commoditizing of ECM, we believe that our customers and prospects now have the need, as well as the time and budget resources, to devote attention to enterprise archiving, integration and records management initiatives that will help them manage massive volumes of digital information, while minimizing IT and operational costs.

Our go-to-market strategy will attempt to take advantage of these market conditions by continuing to focus on expanding customer relationships with our new and existing product offerings and developing new sales channel opportunities.

While we believe that market conditions are favorable for us, there may be factors that drive customers to cautiously spend on enterprise software. We compete not only against other companies in our market space, but with other unrelated technologies vying for our customers’ spending budgets. These factors can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the market opportunity associated with the commoditization of ECM software or the success of our newer products, such as ViewDirect Records Manager, TCI and Audit and Balancing System, will develop as anticipated, that the improvements in sales execution will continue or that we will be successful building our channel sales program.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

Revenues:

•
Total revenues increased 5.9% from $21.4 million in last year’s quarter to $22.7 million this quarter. Software license revenues, maintenance revenues and professional services revenues during the fiscal first quarter of 2007 all showed improvements from the same period last year. Domestic revenues increased 16.5% from $14.6 million in last year’s quarter to $17.0 million this quarter. International revenues decreased 16.7% from $6.8 million in last year’s quarter to $5.7 million this quarter. The nature, size and timing of any individual license contract from time to time impacts the relative growth rates in the domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended September 30, 2006, as compared with the quarter ended September 30, 2005.

•
Software license revenues increased 10.5% from $9.0 million in last year’s quarter to $9.9 million this quarter. The increase in software license revenues reflects the continued improvement in sales execution, which contributed to several large renewals in the current quarter, each ranging from $1.2 million to $1.5 million.

•
Maintenance revenues increased 2.1% from $10.7 million in last year’s quarter to $10.9 million this quarter. The increase in maintenance revenues was primarily due to new software licenses covered by maintenance agreements, which were substantially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, changes in the product mix of license renewals, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 39% and 16% of total software license revenues during the fiscal first quarter of 2006 and 2007, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•	Professional service and other revenues increased 5.5% from $1.7 million in last year’s quarter to $1.8 million this quarter, reflecting higher service revenue in Europe.

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

Cost of Revenues:

•
Cost of software license revenues consists primarily of the cost of royalties and sublicense fees. The cost of software license revenues decreased 49.1% from $285,000 in last year’s quarter to $145,000 this quarter, representing 3.2% and 1.5%, respectively, of software license revenues in those quarters. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The decrease in such costs was primarily due to a lower mix of third-party software included in software license revenues in the current quarter.

•
Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group. The cost of maintenance revenues totaled $1.9 million in last year’s quarter and this quarter, representing 17.5% of maintenance revenues in both quarters.

•
Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third-party subcontractor costs. The cost of professional service and other revenues totaled $1.4 million in last year’s quarter and this quarter. These costs as a percentage of professional service and other revenues decreased from 79.3% in last year's quarter to 75.4% in this quarter. This was primarily due to a decrease in the use of third-party subcontractors.

Operating Expenses:

•
Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including incentive compensation costs associated with revenues. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials, advertising, food, travel and lodging expenses and bad debt expense. These expenses totaled $9.2 million in last year’s quarter and this quarter, representing 43.0% and 40.3%, respectively, of total revenues in those quarters. Sales and marketing expenses increased due to higher personnel costs, reflecting the timing of incentive payments to new sales people, increased medical costs and merit increases, as well as higher travel expenses. These increases were substantially offset by lower marketing campaign and advertising expenses, due primarily to the timing of various projects, and lower subcontractor costs.

•
Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses increased 3.9% from $5.5 million in last year’s quarter to $5.7 million this quarter, representing 25.8% and 25.3%, respectively, of total revenues in those quarters. The increase in research and development expenses was primarily due to higher subcontractor costs relating to the timing of third-party development work on certain products.

•
General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 10.7% from $3.3 million in last year’s quarter to $3.6 million in this quarter, representing 15.2% and 15.9%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to increases in legal fees associated with legal proceedings initiated by us related to intellectual property matters (see Part II, Item 1. below) and equity-based compensation expense, due primarily to a change in the vesting period of Director option grants from immediate vesting on the date of grant to quarterly vesting over a one-year period from date of grant.

Interest income and other income (expense):

Interest income, net of interest expense, was $594,000 in last year’s quarter and $648,000 in this quarter. The increase in interest income was primarily attributable to higher cash balances and higher interest rates on invested cash balances and installments receivable, partially offset by lower installments receivable balances, due to a decrease in financed licenses.

Provision for income taxes:

The tax provision for income taxes was $177,000 (effective tax provision rate of 36.0%) in last year’s quarter and $641,000 (effective tax provision rate of 46.1%) in this quarter. The increase in the effective tax provision rate is primarily due to the expiration of the U.S. research and development tax credit effective December 31, 2005. If the research and development tax credit is extended, we will record a “catch-up” adjustment in the period in which the related tax bill is passed.

Liquidity and Capital Resources

Executive Overview

Since our inception, we have funded our operations principally through cash flows from operating activities. As of September 30, 2006, we had cash and cash equivalents of $45.9 million, a 14.8% increase from the $40.0 million held at June 30, 2006. The increase was primarily due to a reduction in accounts receivable and net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, partially offset by a decrease in accounts payable and accrued expenses. As of September 30, 2006 and June 30, 2006, the Company had no bank debt outstanding.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements through the end of our first quarter of fiscal 2008. As discussed in the section entitled, “Software License Installments Receivable” below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage the use of cash associated with these sales. We entered into an arrangement during our first quarter of fiscal 2005 that provides us with the option of selling certain installments receivable to GECC. This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the fiscal first quarter of 2007, we sold approximately $691,000 of installments receivable under this arrangement, bringing total sales of installments receivable to GECC through September 30, 2006 to approximately $6.5 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

*****

Net cash provided by operating activities was $564,000 and $5.7 million during the fiscal first quarter of 2006 and 2007, respectively. Our primary sources of cash during the first three months of fiscal 2006 were from net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges and a reduction in software license installments receivable, offset by a reduction in accounts payable and accrued expenses, as well as capital expenditures. Our primary sources of cash during the first three months of fiscal 2007 were from a reduction in accounts receivable and net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, partially offset by a decrease in accounts payable and accrued expenses. The decrease in accounts receivable of approximately $6.6 million was due to collections in the fiscal first quarter of 2007 of a substantial amount of the increase in receivables outstanding as of June 30, 2006, which resulted from the shift during fiscal 2006 from licenses sold on an installment basis to licenses with one-time payment terms.

Net cash used in investing activities was $637,000 and $129,000 in the first three months of fiscal 2006 and 2007, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements. Expenditures during the first three months of fiscal 2006 included almost $200,000 relating to the upgrades of our communications and customer relationship management systems, and approximately $100,000 relating to renovations of our offices in Ottawa, Canada.

Net cash provided by financing activities was $212,000 and $532,000 in the first three months of fiscal 2006 and 2007, respectively. Net cash provided by financing activities for the fiscal first quarter of 2006 and 2007 was due to the exercise of stock options by employees of $161,000 and $368,000, respectively, and the excess tax benefit attributable to stock options of $51,000 and $164,000, respectively.

Our material obligations and commitments to make future payments under contracts consist of operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of September 30, 2006, the future minimum lease payments for these operating leases are as follows (in thousands):

Year ended	Operating Leases
September 30, 2007	$2,823
September 30, 2008	2,572
September 30, 2009	2,075
September 30, 2010	1,366
Total minimum lease payments	$8,836

In addition to the commitments shown above, we have commitments at September 30, 2006 for future purchases of goods and services of approximately $215,000.

In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collateralized by a certificate of deposit.

Accounts Receivable Reserves

Accounts receivable reserves are provided for potential problem accounts. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. We also reserve for the potential that some customers may decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. These adjustments to the reserve are reflected as a reduction of maintenance revenues. Accounts receivable reserves were $559,000 and $648,000 at June 30, 2006 and September 30, 2006, respectively.

Software License Installments Receivable

As of September 30, 2006, software license installments amounted to $21.0 million, a decrease of 2.1% compared with the June 30, 2006 balance of $21.5 million. This decrease was primarily due to collections and the sale of approximately $691,000 of installments receivable to GECC. We entered into an arrangement during our first quarter of fiscal 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Through September 30, 2006, we have sold approximately $6.5 million of installments receivable to GECC. Please refer to Note 4, Sale of Software License Installments Receivable, in the accompanying unaudited consolidated financial statements for additional information regarding this arrangement. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

As of September 30, 2006, one customer had a balance equal to 15.9% of total software license installments. No other customer had a balance in excess of 5.1% of total software license installments. As of September 30, 2006, total software license installments receivable have an average age of approximately one and one-quarter years.

We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance revenues and, to a lesser extent, license contracts where the revenue has been deferred due to credit issues or specific contract clauses which preclude revenue recognition at that time. Current and non-current deferred revenues totaled $24.9 million at June 30, 2006 and $25.1 million at September 30, 2006. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of September 30, 2006, current deferred revenues totaled $23.3 million and non-current deferred revenues totaled $1.8 million. It is anticipated that current deferred revenues of $23.3 million will be recognized as revenues within the next twelve months.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements under SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, the tax effects of a position taken on a tax return should be recognized only if it is “more-likely-than-not” that the position would be sustained based solely on its technical merits as of the reporting date. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and also requires significant new annual disclosures in the notes to the consolidated financial statements.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 at the beginning of our fiscal year 2008. We are currently evaluating the various requirements of FIN 48, but we have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how companies quantify financial statement misstatements. This SAB provides guidance on how to consider the effects of prior year misstatements when quantifying current year misstatements in connection with a materiality assessment. SAB No. 108 states that companies should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement (the “dual approach”). The interpretations of SAB No. 108 contain guidance on correcting errors under the dual approach, and provide transition guidance for correcting errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted the provisions of SAB No. 108 effective with the first quarter of fiscal 2007, and there was no impact on our unaudited consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. As such, we will be required to adopt SFAS No. 157 at the beginning of our fiscal year 2009. At this time, we are unable to assess the financial statement impact, if any, of SFAS No. 157.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of our investment activities is to preserve principal, while at the same time maximizing interest income. As of September 30, 2006, we held no marketable securities.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the United States (principally Europe). Sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. For the three months ended September 30, 2006, approximately 11.0% and 5.0% of our revenues were denominated in Swedish kroners and Euros, respectively. For the three months ended September 30, 2005, approximately 12.0% and 8.0% of our revenues were denominated in British pounds and Euros, respectively.

We may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of us or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. We do not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time, Mobius is involved in litigation relating to claims arising from its operations in the normal course of business. Mobius is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, operating results, cash flow or financial condition. For a discussion of two legal proceedings initiated by us, reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters,” as included in Mobius’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 11, 2006. There have been no material changes from the disclosure included in the above-referenced Form 10-K, except for the following: We previously disclosed with respect to the Acartus Litigation that a mediation was scheduled before a Magistrate Judge on October 26, 2006. This mediation was cancelled and has not been rescheduled. At this time, we cannot predict the outcome or estimate the amount, if any, that will be received in the event we prevail in this matter.

Item 1A. - Risk Factors

There are no material changes to the Risk Factors previously disclosed under Item 1A, Risk Factors, in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006 filed with the SEC on September 11, 2006.

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

Date: November 8, 2006
            MOBIUS MANAGEMENT SYSTEMS, INC.

            By: /s/ Raymond F. Kunzmann
               Raymond F. Kunzmann
           Chief Financial Officer
            (Principal Financial and Accounting Officer)