Form 10-Q
period 2006-12-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2007-02-08
CIK 1025148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                          (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |   |    Accelerated Filer |X|     Non-accelerated Filer |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES |   |  NO |X|

Number of shares outstanding of the issuer's common stock as of February 2, 2007

                Class                                            Number of Shares Outstanding

Common Stock, par value $0.0001 per share                                            19,617,702

MOBIUS MANAGEMENT SYSTEMS, INC.

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data and per share data)

	June 30, 2006	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,967	$53,270
Accounts receivable, net of allowances of $559 and $492, respectively	19,654	10,454
Software license installments, current portion	12,054	11,614
Other current assets	2,480	2,446
Total current assets	74,155	77,784

Software license installments, non-current portion, net of allowance for doubtful accounts of $99 and $238, respectively	9,416	9,140
Property and equipment, net	3,912	3,681
Deferred income taxes	2,478	2,992
Other assets	3,379	3,203
Total assets	$93,340	$96,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,994	$13,113
Deferred revenues	22,765	23,372
Deferred income taxes	2,480	3,155
Total current liabilities	41,239	39,640

Deferred revenues	2,092	1,940
Other non-current liabilities	509	525
Total liabilities	43,840	_42,105

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.0001 par value; authorized 40,000,000 shares; issued 24,303,853 and 24,921,193 shares, respectively; outstanding 18,949,630 and 19,566,970 shares, respectively	2	3
Additional paid-in capital	58,193	60,879
Retained earnings	5,653	6,766
Accumulated other comprehensive income	1,634	3,029
Treasury stock, at cost, 5,354,223 shares	(15,982)	(15,982)
Total stockholders’ equity	49,500	54,695

Total liabilities and stockholders' equity	$93,340	$96,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006

Revenues:
Software license	$9,507	$9,088	$18,502	$19,029
Maintenance	10,377	11,117	21,056	22,024
Professional service and other	1,874	2,631	3,621	4,474
Total revenues	21,758	22,836	43,179	45,527

Cost of revenues:
Software license	370	221	655	366
Maintenance	1,853	2,240	3,718	4,145
Professional service and other	1,453	1,722	2,839	3,111
Total cost of revenues	3,676	4,183	7,212	7,622

Gross profit	18,082	18,653	35,967	37,905

Operating expenses:
Sales and marketing	9,019	10,051	18,229	19,213
Research and development	5,793	5,647	11,314	11,386
General and administrative	3,390	3,709	6,647	7,313
Total operating expenses	18,202	19,407	36,190	37,912

Loss from operations	(120)	(754)	(223)	(7)

Interest income, net	588	644	1,182	1,292
Other income (expense)	24	(16)	25	(20)

Income (loss) before income taxes	492	(126)	984	1,265

Provision for (benefit from) income taxes	175	(489)	352	152

Net income	$317	$363	$632	$1,113

Basic earnings per share	$0.02	$0.02	$0.03	$0.06
Basic weighted average shares outstanding	18,706	19,402	18,631	19,226
Diluted earnings per share	$0.02	$0.02	$0.03	$0.06
Diluted weighted average shares outstanding	19,803	20,181	19,732	20,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED DECEMBER 31, 2006
(Unaudited, in thousands)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at June 30, 2006	18,950	$2	$58,193	$5,653	$1,634	5,354	$(15,982)	$49,500
Net income	-	-	-	1,113	-	-	-	1,113
Change in other comprehensive income	-	-	-	-	1,395	-	-	1,395
Comprehensive income								2,508
Stock options exercised	529	1	1,155	-	-	-	-	1,156
Stock purchase plan	88	-	491	-	-	-	-	491
Tax benefit from employee stock plans	-	-	488	-	-	-	-	488
Stock based compensation expense	-	-	552	-	-	-	-	552
Balance at December 31, 2006	19,567	$3	$60,879	$6,766	$3,029	5,354	$(15,982)	$54,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended December 31,
	2005	2006
Cash provided by operating activities:
Net income	$632	$1,113
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	356	(539)
Depreciation and amortization	1,018	878
Stock-based compensation expense	423	552
Change in operating assets and liabilities:
Accounts receivable, net	(1,074)	9,362
Software license installments	3,261	1,034
Other assets	(593)	168
Accounts payable and accrued expenses	(1,538)	(2,435)
Deferred revenue	346	293
Other non-current liabilities	(14)	-
Total adjustments	2,185	9,313
Net cash provided by operating activities	2,817	10,426

Cash used in investing activities:
Capital expenditures	(1,241)	(455)
Net cash used in investing activities	(1,241)	(455)
Cash provided by financing activities:
Cash received from exercise of stock options	380	1,156
Cash received from employee stock purchase plan	575	491
Excess tax benefit attributable to stock options	185	488
Net cash provided by financing activities	1,140	2,135

Effect of exchange rate changes on cash and cash equivalents	(358)	1,197

Net change in cash and cash equivalents	2,358	13,303
Cash and cash equivalents at beginning of period	33,726	39,967
Cash and cash equivalents at end of period	$36,084	$53,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2006 and December 31, 2006 and for the three and six month periods ended December 31, 2005 and 2006 have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (“GAAP”) may be condensed or omitted.

GAAP requires the management of Mobius Management Systems, Inc. (“Mobius” or the “Company”) to make estimates and assumptions in preparing the interim financial statements. Mobius’s management has used its best efforts in establishing good faith estimates and assumptions. Actual results could differ from these estimates. Interim results of operations are not necessarily indicative of full year results.

The Company’s management is responsible for the financial statements included in this Form 10-Q. These financial statements include all normal and recurring adjustments that management believes are necessary for a fair statement of the Company's financial position, results of operations, stockholders’ equity and cash flows. These statements should be read in conjunction with the consolidated financial statements and notes in Mobius's latest Form 10-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. As such, the Company will be required to adopt SFAS No. 157 at the beginning of its fiscal year 2009. At this time, the Company is currently evaluating the requirements of SFAS No. 157, but the Company has not yet determined the impact, if any, on our consolidated financial statements.

(2) Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

Three Months Ended December 31,

	2005			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$317			$363
Weighted average shares outstanding		18,706			19,402
Basic earnings per share			$0.02			$0.02
Diluted EPS:
Net income	$317			$363
Dilutive effect of stock options		1,097			779
Weighted average shares outstanding		19,803			20,181
Diluted earnings per share			$0.02			$0.02

Six Months Ended December 31,

	2005			2006

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$632			$1,113
Weighted average shares outstanding		18,631			19,226
Basic earnings per share			$0.03			$0.06
Diluted EPS:
Net income	$632			$1,113
Dilutive effect of stock options		1,101			833
Weighted average shares outstanding		19,732			20,059
Diluted earnings per share			$0.03			$0.06

Stock options for the three and six months ended December 31, 2005, representing an aggregate of 1,643,863 and 1,671,575 shares of common stock,

respectively, and stock options for the three and six months ended December 31, 2006, representing an aggregate of 1,132,489 and 1,220,230 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the effect would be antidilutive. Stock options were the only dilutive instruments outstanding for the three and six months ended December 31, 2005 and 2006.

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

(4) Sale of Software License Installments Receivable

In the first quarter of fiscal 2005, the Company entered into an arrangement with General Electric Capital Corporation (“GECC”) under which eligible installments receivable can be sold without recourse to GECC at an amount equal to the discounted value of the underlying future payment streams. The rate used to discount the receivables is negotiated with GECC and is based primarily on GECC’s credit evaluation. Any difference between the carrying value of an installments receivable and the sale price to GECC is recorded as a gain or loss in “Other income (expense)” in the Consolidated Statements of Operations in the period of sale. For the three and six months ended December 31, 2005 and 2006, there were no significant gains or losses on the sale of such installments receivable.

This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. The agreement does not provide for a termination date, although the agreement can be terminated by either party with 90 days advance notice. Additionally, there is no maximum threshold as to the amount of installments receivable that can be sold to GECC. Once sold to GECC, these installments receivable are not included in the Consolidated Balance Sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” have been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The sale of installments receivable under the agreement meets the criteria of a sale under SFAS No. 140, which includes the transfer of title and all collection risk to GECC. During the three and six months ended December 31, 2006, the Company sold approximately $1.2 million and $1.9 million, respectively, of installments receivable under this arrangement. During the six months ended December 31, 2005, the Company sold approximately $325,000 of installments receivable, all of which were sold during the fiscal first quarter of 2006.

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life	June 30, 2006	December 31, 2006
Computer software and equipment	2-5 years	$9,883	$10,273
Furniture, fixtures and office equipment	5 years	1,547	1,559
Leasehold improvements	5-15 years	4,095	4,103
		15,525	15,935
Less accumulated depreciation and amortization		(11,613)	(12,254)
Property and equipment, net		$3,912	$3,681

Depreciation and amortization expense on property and equipment was $363,000 and $353,000 for the three months ended December 31, 2005 and 2006, respectively, and $705,000 and $686,000 for the six months ended December 31, 2005 and 2006, respectively.

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2006
Accounts payable	$2,183	$1,889
Compensation and related benefits	7,424	7,055
Royalties payable	912	440
Other	5,475	3,729

	$15,994	$13,113

(7) Stock-Based Compensation

As of December 31, 2006, Mobius had the following stock-based compensation plans: the 2006 Stock Incentive Plan (“2006 Stock Plan”), the Non-Employee Directors’ 1998 Stock Option Plan (“Directors’ Plan”) and the 1998 Employee Stock Purchase Plan (“ESPP”). For a further description of these compensation plans, please refer to Note 9, Stock-Based Compensation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006. At the Company’s annual meeting of stockholders on February 6, 2007, the stockholders approved an amendment to the Directors’ Plan increasing the maximum number of shares available for issuance under the Directors’ Plan from 500,000 shares to 750,000 shares.

During the six months ended December 31, 2006, the Company issued stock options to purchase 17,150 shares of common stock (5,600 shares during the fiscal second quarter of 2007) and 13,425 shares of restricted stock (5,700 shares during the fiscal second quarter of 2007) under the 2006 Stock Plan. Awards issued during the six months ended December 31, 2006 will be eligible for vesting in equal tranches over five years subject to the achievement of certain corporate financial goals which will be determined and communicated to participants annually. The value of each year’s tranche will be measured at the time such financial goals are communicated. During the six months ended December 31, 2006, 88,172 shares were issued under the ESPP (all of which were issued during the fiscal second quarter). During the six months ended December 31, 2006, no options were granted under the Directors’ Plan. Equity-based compensation expense for the three and six months ended December 31, 2006 was approximately $286,000 and $552,000, respectively, of which approximately $4,000 and $6,000 of such expense related to awards granted under the 2006 Stock Plan during the three and six months ended December 31, 2006, respectively. No options were granted under the 1996 Stock Incentive Plan, 2006 Stock Plan and Directors’ Plan during the six months ended December 31, 2005, and 101,792 shares were issued under the ESPP during the six months ended December 31, 2005 (all of which were issued during the fiscal second quarter). Equity-based compensation expense for the three and six months ended December 31, 2005 was approximately $196,000 and $423,000, respectively.

(8) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” requires the disclosure of comprehensive income, which includes net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended December 31, 2005 and 2006 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2006	2005	2006
Net income	$317	$363	$632	$1,113
Unrealized translation gain (loss)	(342)	1,605	(373)	1,395
Comprehensive income (loss)	$(25)	$1,968	$259	$2,508

(9) Commitments and Contingencies

In compliance with the lease of the Company’s corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collaterized by a certificate of deposit.

(10) Litigation

Sale of INFOPAC-TapeSaver: In January 1999, the Company sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, the Company was going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement has been recognized from June 2001 through the end of the first quarter of fiscal 2007.

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

In December 2006, the Company reached a final settlement of its legal proceedings to collect license payments due under the agreement covering the sale of the INFOPAC-TapeSaver product to the buyer. Under the terms of the settlement, the Company received net proceeds of approximately $225,000, which have been recorded as license revenue in the fiscal second quarter of 2007. In addition, the settlement allowed the Company to reverse approximately $100,000 of previously-established reserves for royalty payments related to this matter. This reversal has been recorded as a reduction to license revenue cost of sales.

Acartus Litigation: As previously disclosed, on May 31, 2005, Mobius filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint, as amended, pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act, for violations of state statutory and common law and for violation of the Delaware Uniform Trade Secrets Act. On December 21, 2006, the Court entered a stipulation signed by the parties providing for a permanent injunction with respect to the trademark infringement claims and otherwise disposing of the claims. The parties are now engaged in ongoing discovery with respect to the remaining claims. Summary judgment motions must be filed no later than April 2, 2007, and the case is scheduled for a two-week jury trial beginning on August 6, 2007. At this time, the Company cannot predict the outcome or estimate the amount, if any, that will be received in the event the Company prevails in this matter.

(11) Goodwill and Other Intangible Assets

Intangible assets as of June 30, 2006 and December 31, 2006 were as follows (in thousands):

	June 30, 2006			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Completed technology	$1,780	$1,537	$243	$1,780	$1,684	$96
Customer relationships	277	199	78	277	245	32
Total	$2,057	$1,736	$321	$2,057	$1,929	$128

Aggregate amortization expense for intangible assets for the quarters ended December 31, 2005 and 2006 was $157,000 and $97,000, respectively, and for the six months ended December 31, 2005 and 2006 was $313,000 and $193,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2007, for acquisitions completed through December 31, 2006, is estimated to be $128,000.

Changes in the carrying amount of goodwill for the six months ended December 31, 2006 were as follows (in thousands):

Total

Balance as of June 30, 2006	$2,756
Effect of exchange rate changes	13
Balance as of December 31, 2006	$2,769

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we give readers a more detailed assessment of our operating results and changes in financial position. This section should be read in conjunction with our Unaudited Consolidated Financial Statements and Notes included in Item 1 in this Quarterly Report. Please note that references in this section to “last year’s quarter” and “this quarter” refer to our fiscal quarters ended December 31, 2005 and 2006, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

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

Overview

We are a leading provider of integrated solutions for enterprise archiving and records management. For twenty-five years, we have delivered innovative software that helps major corporations manage and derive value from vast amounts of digital records, documents, images, rich media and transactions of any type. Our technology has achieved industry-wide recognition for its breadth of functionality, breadth of supported information formats and the ability to meet high-volume, high-performance requirements in environments ranging from the desktop, to distributed servers to centralized mainframes.

Our solutions manage the entire lifecycle of information - from the moment it is created until it is no longer needed - and ensure its long-term integrity and availability, both to meet the operational and business needs of the entity and to ensure legal and regulatory compliance.

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

Revenues from software license agreements are recognized upon shipment of the software if persuasive evidence of an arrangement exists, pricing is fixed or determinable, and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Fees from licenses sold together with fee based professional services are generally recognized on the shipment of the software, providing that the payment of the license fees is not dependent upon the performance of the services, and the services are not essential to the functionality of the software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method is used for those arrangements in which reasonably dependable estimates are available. If reasonably dependable estimates are not available due to the complexity of the services to be performed, we will defer recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist.

We generally license our products directly to our customers. We also license our products through agents, resellers and distributors (collectively “agents”). Revenues from licenses through these agents are recorded when all revenue recognition criteria are met. We also apply the guidance of EITF Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF 99-19”). In accordance with the criteria established by EITF 99-19, in transactions where we act as principal, which includes, among other criteria, the assumption of credit risk, revenue is recorded at the gross amount of the transaction. Any agent fees or other costs associated with these transactions are reflected as a component of operating expenses in our consolidated statements of operations. When the agent acts as principal, we record revenues on a net basis; that is, the amount actually received by us from the agent.

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

Fee-based professional services accounted for separately from license fees are performed on a fixed-fee or time-and-materials basis. Revenues for fixed-fee arrangements are generally recognized over the pattern of performance in accordance with the provisions of SAB No. 104. The pattern of performance for fixed-fee service arrangements is measured on a proportional performance basis considering estimates of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion, which we believe approximates the delivery of outputs on the arrangements.

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

We determine technological feasibility based on the working model method. The period between establishment of a working model and the general availability of our software has historically been short. Accordingly, software development costs qualifying for capitalization have been insignificant. As a result, to date we have expensed all software development costs.

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

During the first and second quarters of fiscal 2007, we granted stock options and restricted stock. Please refer to Note 7, Stock-Based Compensation, to the accompanying unaudited consolidated financial statements for additional information regarding these grants. Under our current equity-based compensation program, awards will be eligible for vesting in equal tranches over five years subject to the achievement of certain corporate financial goals which will be determined and communicated to participants annually. The value of any awards eligible to vest if such goals are achieved will also be measured at the date the terms are communicated and understood. As a result, changes in the share price of our common stock as listed on the NASDAQ Global Market from the date the awards are issued to the date that the terms are communicated and understood will impact the value of the award, and thus, the amount to be recorded as an expense if the corporate goals are achieved and the awards vest.

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

	Three Months Ended December 31,		Three Months Ended December 31,
Revenues:	2005	2006	2005	2006
Software license	43.7%	39.8%	42.8%	41.8%
Maintenance	47.7	48.7	48.8	48.4
Professional service and other	8.6	11.5	8.4	9.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	1.7	1.0	1.5	0.8
Maintenance	8.6	9.8	8.7	9.1
Professional service and other	6.6	7.5	6.5	6.8
Total costs of revenues	16.9	18.3	16.7	16.7

Gross profit	83.1	81.7	83.3	83.3

Operating expenses:
Sales and marketing	41.4	44.0	42.3	42.2
Research and development	26.6	24.7	26.2	25.0
General and administrative	15.6	16.3	15.3	16.1
Total operating expenses	83.6	85.0	83.8	83.3

Loss from operations	(0.5)	(3.3)	(0.5)	0.0

Interest income, net	2.7	2.8	2.7	2.8
Other income (expense)	0.1	-	0.1	-
Income (loss) before income taxes	2.3	(0.5)	2.3	2.8

Provision for (benefit from) income taxes	0.9	(2.1)	0.8	0.4
Net income	1.4%	1.6%	1.5%	2.4%

Executive Overview

Total revenues in the fiscal second quarter of 2007 of $22.8 million were 5.0% higher than revenues of $21.8 million in the same quarter last year. Operating loss in the fiscal second quarter of 2007 was $754,000, or (3.3)% of revenues, as compared with an operating loss of $120,000, or (0.5)% of revenues, in the same quarter last year. Net income for the fiscal second quarter of 2007 was $363,000, or $0.02 per diluted share, as compared with $317,000, or $0.02 per diluted share, in the same quarter last year. Our earnings in the fiscal second quarter of 2007 and 2006 were reduced by a pre-tax expense of $286,000, or $0.01 per diluted share, and $196,000, or $0.01 per diluted share, respectively, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

Total revenues in the first six months of fiscal 2007 of $45.5 million were 5.4% higher than revenues of $43.2 million in the same period last year. Operating loss in the first six months of fiscal 2007 was $7,000, as compared with an operating loss of $223,000, or (0.5)% of revenues, in the same period last year. Net income for the first six months of fiscal 2007 was $1.1 million, or $0.06 per diluted share, as compared with $632,000, or $0.03 per diluted share, in the same period last year. Our earnings in the first six months of fiscal 2007 and 2006 were reduced by a pre-tax expense of $552,000, or $0.02 per diluted share, and $423,000, or $0.02 per diluted share, respectively, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

Cash generation continues to be very strong as we added over $7.0 million to our cash balance in the quarter and over $13.0 million year-to-date. The increase was primarily due to a reduction in accounts receivable. For additional information relating to the increase in our cash balances, see the section entitled, “Liquidity and Capital Resources - Executive Overview” below. Professional service revenue continued to improve primarily as a result of growth in our European service business. License revenue, however, was lower than anticipated due to a number of factors, including several opportunities moving out to future quarters, the learning curve associated with new direct sales staff added over the first half of fiscal 2007 and delays in executing on our new channel sales program. During the fiscal first quarter of 2007, we formally established a Channel Sales and Marketing group to license certain of our products through channels and to initiate reseller, system integrator, OEM and individual software vendors’ partnerships.

We typically earn significantly higher margins on the license component of our revenue. As such, although our total revenues in the second fiscal quarter of 2007 increased 5.0% as compared with the same period last year, the mix of lower license revenue and higher service revenue resulted in an unfavorable variance in gross margins and an operating loss. This unfavorable variance was substantially offset by a favorable tax benefit due to the reinstatement of the U.S. research and development tax credit by Congress in December 2006, retroactive to January 1, 2006. As a result of the reinstatement, we recaptured credits not recorded in the prior three fiscal quarters and factored the credit into our current year tax rate.

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

Our go-to-market strategy attempts to take advantage of these market conditions by continuing to focus on expanding customer relationships with our new and existing product offerings and developing new sales channel opportunities.

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

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2006

Revenues:

•
Total revenues increased 5.0% from $21.8 million in last year’s quarter to $22.8 million this quarter. Domestic revenues decreased 5.8% from $17.8 million in last year’s quarter to $16.7 million this quarter. International revenues increased 53.2% from $4.0 million in last year’s quarter to $6.1 million this quarter. The nature, size and timing of any individual license contract from time to time impacts the overall growth rates in our domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended December 31, 2006, as compared with the quarter ended December 31, 2005.

•
Software license revenues decreased 4.4% from $9.5 million in last year’s quarter to $9.1 million this quarter. The decrease in software license revenues was due to several factors, including a number of potential opportunities that fell out of this quarter to future quarters, the learning curve associated with new direct sales staff added over the first half of fiscal 2007 and delays in executing on our new channel sales program. Included in software license revenues for the quarter ended December 31, 2006 is approximately $225,000, representing the net proceeds we received from the settlement of the INFOPAC-TapeSaver proceedings. For additional information relating to this settlement, see the section entitled, “Other Matters - INFOPAC-TapeSaver” below.

•
Maintenance revenues increased 7.1% from $10.4 million in last year’s quarter to $11.1 million this quarter. The increase in maintenance revenues was primarily due to new software licenses covered by maintenance agreements, which were partially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, changes in the product mix of license renewals, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 20% and 13% of total software license revenues during the fiscal second quarter of 2006 and 2007, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•
Professional service and other revenues increased 40.4% from $1.9 million in last year’s quarter to $2.6 million this quarter, due to higher service revenue in Europe, reflecting work on several large contracts.

Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. Other revenues for both periods were not significant.

Cost of Revenues:

•
Cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The cost of software license revenues decreased 40.3% from $370,000 in last year’s quarter to $221,000 this quarter, representing 3.9% and 2.4%, respectively, of software license revenues in those quarters. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The decrease in such costs was primarily due to the reversal of a reserve for royalty payments of approximately $100,000 as a result of the settlement of litigation relating to the sale of our INFOPAC-TapeSaver product line. For additional information relating to this settlement, see the section entitled, “Other Matters - INFOPAC-TapeSaver” below.

•
Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group. The cost of maintenance revenues increased 20.9% from $1.9 million in last year’s quarter to $2.2 million this quarter, representing 17.9% and 20.1%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is primarily due to increased utilization of development personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

•
Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third-party subcontractor costs. The cost of professional service and other revenues increased 18.5% from $1.5 million in last year’s quarter to $1.7 million this quarter. These costs as a percentage of professional service and other revenues decreased from 77.5% in last year’s quarter to 65.5% in this quarter. This was primarily due to improved professional staff utilization and the leverage of fixed costs over higher revenues.

Operating Expenses:

•
Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including incentive compensation costs associated with revenues. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials, advertising, food, travel and lodging expenses and bad debt expense. These expenses increased 11.4% from $9.0 million in last year’s quarter to $10.1 million this quarter, representing 41.4% and 44.0%, respectively, of total revenues in those quarters. The increase in sales and marketing expenses was attributable to a number of items, including: (i) fees paid to sales agents on several licenses which were recorded gross in revenues; (ii) the timing of tradeshow and seminar expenses; (iii) higher bad debt expense, primarily due to a credit recorded in the prior year for the collection of a reserved account; and (iv) higher personnel costs, reflecting increased headcount in direct sales and the establishment of our channel sales function.

•
Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses decreased 2.5% from $5.8 million in last year’s quarter to $5.6 million this quarter, representing 26.6% and 24.7%, respectively, of total revenues in those quarters. The decrease in research and development expenses was primarily due to higher allocation of expenses to Customer Support due to increased utilization of development personnel in Customer Support projects, partially offset by higher subcontractor costs relating to the timing of third-party development work on certain projects.

•
General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 9.4% from $3.4 million in last year’s quarter to $3.7 million this quarter, representing 15.6% and 16.3%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to increases in several items, including fees associated with legal proceedings initiated by us related to intellectual property matters (see the section entitled, “Other Matters - Acartus Litigation” below). During the second quarters of fiscal 2006 and 2007, we recorded legal fees relating to this proceeding of approximately $95,000 and $240,000, respectively. Through December 31, 2006, we have recorded cumulative legal fees relating to this proceeding of approximately $685,000. In addition, equity-based compensation expense increased due primarily to a change in the vesting period of Director option grants from immediate vesting on the date of grant to quarterly vesting over a one-year period from date of grant.

Interest and other income (expense):

Interest income, net of interest expense, was $588,000 in last year’s quarter and $644,000 in this quarter. The increase in interest income was primarily attributable to higher cash balances and higher interest rates on invested cash balances and installments receivable, partially offset by lower installments receivable balances, due to a decrease in financed licenses.

Provision for (benefit from) income taxes:

The tax provision for income taxes was $175,000 (effective tax provision rate of 35.6%) in last year’s quarter and a tax benefit from income taxes of $489,000 (effective tax benefit rate of 388.1%) in this quarter. The significant increase in the fiscal 2007 second quarter tax benefit was primarily due to the reinstatement of the U.S. research and development tax credit (“R&D Tax Credit”) by Congress retroactive to January 1, 2006. As a result of this reinstatement, we recaptured R&D Tax Credits not recorded in the prior three fiscal quarters and factored the R&D Tax Credit into our current year tax rate.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2006

Revenues:

•
Total revenues increased 5.4% from $43.2 million in the first six months of fiscal 2006 to $45.5 million in the first six months of fiscal 2007. Domestic revenues increased 4.3% from $32.4 million in the first six months of fiscal 2006 to $33.7 million in the first six months of fiscal 2007. International revenues increased 9.0% from $10.8 million in the first six months of fiscal 2006 to $11.8 million in the first six months of fiscal 2007. The nature, size and timing of any individual license contract from time to time impacts the overall growth rates in our domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first six months of fiscal 2006, as compared with the first six months of fiscal 2007.

•
Software license revenues increased 2.8% from $18.5 million in the first six months of fiscal 2006 to $19.0 million in the first six months of fiscal 2007. The increase in software license revenues reflects several large renewals in the fiscal first quarter of 2007, each ranging from $1.2 million to $1.5 million. This increase was partially offset by a number of potential opportunities that fell out of this quarter to future quarters, the learning curve associated with new direct sales staff added over the first half of fiscal 2007 and delays in executing on our new channel sales program. Included in software license revenues for the six months ended December 31, 2006 is approximately $225,000, representing the net proceeds we received in the second quarter from the settlement of the INFOPAC-TapeSaver proceedings. For additional information relating to this settlement, see the section entitled, “Other Matters - INFOPAC-TapeSaver” below.

•
Maintenance revenues increased 4.6% from $21.1 million in the first six months of fiscal 2006 to $22.0 million in the first six months of fiscal 2007. The increase in maintenance revenues was primarily due to new software licenses covered by maintenance agreements, which were partially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, changes in the product mix of license renewals, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 30% and 15% of total software license revenues during the first six months of fiscal 2006 and 2007, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•
Professional service and other revenues increased 23.6% from $3.6 million in the first six months of fiscal 2006 to $4.5 million in the first six months of fiscal 2007, due to higher service revenue in Europe, reflecting work on several large contracts, partially offset by a decrease in service revenue in the United States.

Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. Other revenues for both periods were not significant.

Cost of Revenues:

•
Cost of software license revenues decreased 44.1% from $655,000 in the first six months of fiscal 2006 to $366,000 in the first six months of fiscal 2007, representing 3.5% and 1.9%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The decrease in such costs was primarily due to the reversal of a reserve for royalty payments of approximately $100,000 as a result of the settlement of litigation relating to the sale of our INFOPAC-TapeSaver product line. For additional information relating to this settlement, see the section entitled, “Other Matters - INFOPAC-TapeSaver” below. In addition, there was a lower mix of third-party software included in software license revenues in the current period.

•
Cost of maintenance revenues increased 11.5% from $3.7 million in the first six months of fiscal 2006 to $4.1 million in the first six months of fiscal 2007, representing 17.7% and 18.8%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues is primarily due to increased utilization of development personnel in Customer Support projects, resulting in a higher allocation of these costs to cost of maintenance revenues.

•
Cost of professional service and other revenues increased 9.6% from $2.8 million in the first six months of fiscal 2006 to $3.1 million in the first six months of fiscal 2007. These costs as a percentage of professional service and other revenues decreased from 78.4% in the first six months of fiscal 2006 to 69.5% in the first six months of fiscal 2007. This was primarily due to improved professional staff utilization and the leverage of fixed costs over higher revenues.

Operating Expenses:

•
Sales and marketing expenses increased 5.4% from $18.2 million in the first six months of fiscal 2006 to $19.2 million in the first six months of fiscal 2007, representing 42.3% and 42.2%, respectively, of total revenues in those periods. Sales and marketing expenses increased primarily due to higher personnel costs, reflecting increased headcount in direct sales and the establishment of our new channel sales function, and fees paid to sales agents on several licenses which were recorded gross in revenues.

•
Research and development expenses totaled $11.3 million in the first six months of fiscal 2006 and $11.4 million in the first six months of fiscal 2007, representing 26.2% and 25.0%, respectively, of total revenues in those periods. The increase in research and development expenses was primarily due to higher subcontractor costs relating to the timing of third-party development work on certain projects, partially offset by higher allocation of expenses to Customer Support due to increased utilization of development personnel in Customer Support projects.

•
General and administrative expenses increased 10.0% from $6.6 million in the first six months of fiscal 2006 to $7.3 million in the first six months of fiscal 2007, representing 15.3% and 16.1%, respectively, of total revenues in those periods. The increase in general and administrative expenses was due to increases in several items, including fees associated with legal proceedings initiated by us related to intellectual property matters (see the section entitled, “Other Matters - Acartus Litigation” below). During the first six months of fiscal 2006 and 2007, we recorded legal fees relating to this proceeding of approximately $160,000 and $420,000, respectively. Through December 31, 2006, we have recorded cumulative legal fees relating to this proceeding of approximately $685,000. In addition, accounting-related fees increased due to compliance work and equity-based compensation expense increased due primarily to a change in the vesting period of Director option grants from immediate vesting on the date of grant to quarterly vesting over a one-year period from date of grant.

Interest and other income (expense):

Interest income, net of interest expense, was $1.2 million in the first six months of fiscal 2006 and $1.3 million in the first six months of fiscal 2007. The increase in interest income was primarily attributable to higher cash balances and higher interest rates on invested cash balances and installments receivable, partially offset by lower installments receivable balances, due to a decrease in financed licenses.

Provision for income taxes:

The tax provision for income taxes was $352,000 (effective tax provision rate of 35.8%) in the first six months of fiscal 2006 and $152,000 (effective tax provision rate of 12.0%) in the first six months of fiscal 2007. During the first six months of fiscal 2007, the effective tax provision rate was impacted primarily due to the reinstatement of the U.S. research and development tax credit (“R&D Tax Credit”) by Congress retroactive to January 1, 2006. As a result of this reinstatement, we recaptured R&D Tax Credits not recorded in the prior three fiscal quarters and factored the R&D Tax Credit into our current year tax rate.

Liquidity and Capital Resources

Executive Overview

Since our inception, we have funded our operations principally through cash flows from operating activities. As of December 31, 2006, we had cash and cash equivalents of $53.3 million, a 33.3% increase from the $40.0 million held at June 30, 2006. The increase was primarily due to a reduction in accounts receivable that was associated with our efforts in fiscal 2006 to reduce the amount of license fees we financed for our customers. Instead, we shifted our focus to collect software license fees in one-time payments, typically paid in 30-60 days. As a result of this effect, software license installments receivable decreased by approximately $9.4 million during fiscal 2006, offset by a temporary increase in accounts receivable of approximately $9.1 million during fiscal 2006. This increase in accounts receivable was substantially collected during the first six months of fiscal 2007. As of December 31, 2006 and June 30, 2006, the Company had no bank debt outstanding.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements at least through the end of our second quarter of fiscal 2008. As discussed in the section entitled, “Software License Installments Receivable” below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage our working capital associated with these sales. We entered into an arrangement during our first quarter of fiscal 2005 that provides us with the option of selling certain installments receivable to General Electric Capital Corporation (“GECC”). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the first six months of fiscal 2007, we sold approximately $1.9 million of installments receivable (of which approximately $1.2 million were sold during the fiscal second quarter) under this arrangement, bringing total sales of installments receivable to GECC through December 31, 2006 to approximately $7.7 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected.

*****

Net cash provided by operating activities was $2.8 million and $10.4 million during the first six months of fiscal 2006 and 2007, respectively. Our primary sources of cash provided by operating activities during the first six months of fiscal 2006 were from net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges and a reduction in software license installments receivable, partially offset by an increase in accounts receivable and reductions in accounts payable and accrued expenses. Our primary sources of cash provided by operating activities during the first six months of fiscal 2007 were from a reduction in accounts receivable and net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, partially offset by a decrease in accounts payable and accrued expenses. The decrease in accounts receivable of approximately $9.2 million was due to collections during the first six months of fiscal 2007 of a substantial amount of the increase in receivables outstanding as of June 30, 2006, which resulted from the shift during fiscal 2006 from licenses sold on an installment basis to licenses with one-time payment terms.

Net cash used in investing activities was $1.2 million and $455,000 in the first six months of fiscal 2006 and 2007, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements. Expenditures during the first six months of fiscal 2006 included approximately $200,000 relating to the upgrades of our communications and customer relationship management systems, and approximately $125,000 relating to renovations of our offices in Ottawa, Canada.

Net cash provided by financing activities was $1.1 million and $2.1 million in the first six months of fiscal 2006 and 2007, respectively. Net cash provided by financing activities for the first six months of fiscal 2006 and 2007 was due to the exercise of stock options by employees of $380,000 and $1.2 million, respectively, employee stock purchases under the employee stock purchase plan of $575,000 and $491,000, respectively, and the excess tax benefit attributable to stock options of $185,000 and $488,000, respectively.

Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of December 31, 2006, the future minimum lease payments for these operating leases are as follows (in thousands):

Year Ending:	Operating Leases
December 31, 2007	$2,852
December 31, 2008	2,496
December 31, 2009	2,010
December 31, 2010	901
Total minimum lease payments	$8,259

In addition to the commitments shown above, we have commitments at December 31, 2006 for future purchases of goods and services of approximately $190,000.

In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, collaterized by a certificate of deposit.

Accounts Receivable Reserves

Accounts receivable reserves are provided for potential problem accounts. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. We also reserve for the potential that some customers may decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. These adjustments to the reserve are reflected as a reduction of maintenance revenues. Accounts receivable reserves were $559,000 and $492,000 at June 30, 2006 and December 31, 2006, respectively.

Software License Installments Receivable

As of December 31, 2006, software license installments receivable amounted to $20.8 million, a decrease of 3.3% compared with the June 30, 2006 balance of $21.5 million. This decrease was primarily due to collections, the sale of approximately

$1.9 million of installments receivable to GECC and a lower percentage of financed licenses in the first six months of fiscal 2007. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Through December 31, 2006, we have sold approximately $7.7 million of installments receivable to GECC. Please refer to Note 4, Sale of Software License Installments Receivable, in the accompanying unaudited consolidated financial statements for additional information regarding this arrangement. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis.

As of December 31, 2006, one customer had a balance equal to 16.7% of total software license installments. No other customer had a balance in excess of 5.5% of total software license installments. As of December 31, 2006, total software license installments receivable have an average age of approximately 1.2 years.

We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance revenues and, to a lesser extent, license contracts where the revenue has been deferred due to credit issues or specific contract clauses which preclude revenue recognition at that time. Current and non-current deferred revenues totaled $24.9 million at June 30, 2006 and $25.3 million at December 31, 2006. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of December 31, 2006, current deferred revenues totaled $23.4 million and non-current deferred revenues totaled $1.9 million.

Other Matters

INFOPAC-TapeSaver: In January 1999, we sold the INFOPAC-TapeSaver product to a third party for approximately $3.0 million payable over a five-year period. As a result of this arrangement, we were going to recognize $3.0 million of license revenues as the buyer made payments over a five-year period ended December 31, 2003. The buyer has been delinquent on these payments since June 2001 and, as such, no license revenue relating to this agreement has been recognized from June 2001 through the end of the first quarter of fiscal 2007.

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

In December 2006, we reached a final settlement of our legal proceedings to collect license payments due under the agreement covering the sale of our INFOPAC-TapeSaver product to the buyer. Under the terms of the settlement, we received net proceeds of approximately $225,000, which have been recorded as license revenue in the fiscal second quarter of 2007. In addition, the settlement allowed us to reverse approximately $100,000 of previously-established reserves for royalty payments related to this matter. This reversal has been recorded as a reduction to license revenue cost of sales.

Acartus Litigation: As previously disclosed, on May 31, 2005, we filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint, as amended, pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act, for violation of state statutory and common law and for violation of the Delaware Uniform Trade Secrets Act. On December 21, 2006, the Court entered a stipulation signed by the parties providing for a permanent injunction with respect to the trademark infringement claims and otherwise disposing of the claims. The parties are now engaged in ongoing discovery with respect to the remaining claims. Summary judgment motions must be filed no later than April 2, 2007, and the case is scheduled for a two-week jury trial beginning on August 6, 2007. At this time, we cannot predict the outcome or estimate the amount, if any, that will be received in the event we prevail in this matter.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. As such, we will be required to adopt SFAS No. 157 at the beginning of our fiscal year 2009. At this time, we are currently evaluating the requirements of SFAS No. 157, but we have not yet determined the impact, if any, on our consolidated financial statements.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of our investment activities is to preserve principal, while at the same time maximizing interest income. As of December 31, 2006, we held no marketable securities.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the United States (principally Europe). Sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. For the three and six months ended December 31, 2006, approximately 10.0% and 8.0% of our revenues were denominated in Euros, respectively, and approximately 4.0% and 7.0% in Swedish kroners, respectively. For the three and six months ended December 31, 2005, approximately 7.0% and 7.0% of our revenues were denominated in Euros, respectively, and approximately 3.0% and 7.0% in British pounds, respectively.

We may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of us or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. We do not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time, we are involved in litigation relating to claims arising from our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, operating results, cash flow or financial condition. For a discussion of certain legal proceedings initiated by us, reference is made to:

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters” in this Quarterly Report on Form 10-Q;
•
Part II, Item 1, Legal Proceedings, as included in Mobius’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 8, 2006; and

•
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters,” as included in Mobius’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006.

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

(c) Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

None.

Item 6. - Exhibits

Exhibit No.             Description

3.1(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Form of Restated By-Laws of the Registrant.
4.1(1)	Specimen certificate representing the Common Stock.
10.1	Amendment No. 4 to Non-Employee Directors’ 1998 Stock Option Plan.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Mobius’s Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference to the same exhibit number.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2007

        MOBIUS MANAGEMENT SYSTEMS, INC.

        By: /s/ Raymond F. Kunzmann
           Raymond F. Kunzmann
                               Chief Financial Officer
                                (Principal Financial and Accounting Officer)