Form 10-Q
period 2007-03-31
MOBIUS MANAGEMENT SYSTEMS INC
filed 2007-05-09
CIK 1025148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                   (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES   ||   NO   |X|

Number of shares outstanding of the issuer's common stock as of May 4, 2007

                     Class                                                Number of Shares Outstanding

Common Stock, par value $0.0001 per share                               19,755,848

MOBIUS MANAGEMENT SYSTEMS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data and per share data)

	June 30,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$39,967	$50,103
Accounts receivable, net of allowances of $559 and $580, respectively	19,654	9,870
Software license installments, current portion	12,054	11,651
Other current assets	2,480	2,152
Total current assets	74,155	73,776

Software license installments, non-current portion, net of allowance for doubtful accounts of $99 and $213, respectively	9,416	8,071
Property and equipment, net	3,912	3,537
Deferred income taxes	2,478	3,826
Other assets	3,379	3,103
Total assets	$93,340	$92,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,994	$12,673
Deferred revenues	22,765	21,280
Deferred income taxes	2,480	2,705
Total current liabilities	41,239	36,658

Deferred revenues	2,092	1,525
Other non-current liabilities	509	266
Total liabilities	43,840	38,449

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.0001 par value; authorized 40,000,000 shares; issued 24,303,853 and 25,039,621 shares, respectively; outstanding 18,949,630 and 19,685,398 shares, respectively	2	3
Additional paid-in capital	58,193	61,666
Retained earnings	5,653	5,085
Accumulated other comprehensive income	1,634	3,092
Treasury stock, at cost, 5,354,223 shares	(15,982)	(15,982)
Total stockholders’ equity	49,500	53,864

Total liabilities and stockholders' equity	$93,340	$92,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Revenues:
Software license	$9,126	$5,834	$27,628	$24,863
Maintenance	10,435	11,235	31,491	33,259
Professional service and other	2,070	2,071	5,691	6,545
Total revenues	21,631	19,140	64,810	64,667

Cost of revenues:
Software license	183	102	838	468
Maintenance	1,930	2,229	5,648	6,374
Professional service and other	1,566	1,495	4,405	4,606
Total cost of revenues	3,679	3,826	10,891	11,448

Gross profit	17,952	15,314	53,919	53,219

Operating expenses:
Sales and marketing	9,085	8,984	27,314	28,197
Research and development	6,002	5,652	17,316	17,038
General and administrative	3,319	3,858	9,966	11,171
Total operating expenses	18,406	18,494	54,596	56,406

Loss from operations	(454)	(3,180)	(677)	(3,187)

Interest income, net	577	692	1,759	1,984
Other income (expense)	20	(8)	45	(28)
Income (loss) before income taxes	143	(2,496)	1,127	(1,231)

Provision for (benefit from) income taxes	(149)	(815)	203	(663)

Net income (loss)	$292	$(1,681)	$924	$(568)

Basic earnings (loss) per share	$0.02	$(0.09)	$0.05	$(0.03)
Basic weighted average shares outstanding	18,870	19,634	18,709	19,360
Diluted earnings (loss) per share	$0.01	$(0.09)	$0.05	$(0.03)
Diluted weighted average shares outstanding	19,942	19,634	19,804	19,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED MARCH 31, 2007
(Unaudited, in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares Amount		Total Stockholders’ Equity
Balance at June 30, 2006	18,950	$2	$58,193	$5,653	$1,634	5,354	$(15,982)	$49,500
Net loss	-	-	-	(568)	-	-	-	(568)
Change in other comprehensive income	-	-	-	-	1,458	-	-	1,458
Comprehensive income								890

Stock options exercised	647	1	1,643	-	-	-	-	1,644
Stock purchase plan	88	-	491	-	-	-	-	491
Tax benefit from employee stock plan	-	-	557	-	-	-	-	557
Stock based compensation expense	-	-	782	-	-	-	-	782
Balance at March 31, 2007	19,685	$3	$61,666	$5,085	$3,092	5,354	$(15,982)	$53,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 31,
	2006	2007
Cash provided by operating activities:
Net income (loss)	$924	$(568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	61	(1,795)
Depreciation and amortization	1,520	1,327
Stock-based compensation expense	613	782
Change in operating assets and liabilities:
Accounts receivable, net	(2,481)	10,002
Software license installments	4,806	2,089
Other assets	(527)	418
Accounts payable and accrued expenses	(317)	(2,896)
Deferred revenue	(2,732)	(2,248)
Other non-current liabilities	(238)	(262)
Total adjustments	705	7,417
Net cash provided by operating activities	1,629	6,849

Cash used in investing activities:
Capital expenditures	(1,465)	(649)
Net cash used in investing activities	(1,465)	(649)

Cash provided by financing activities:
Cash received from exercise of stock options	661	1,644
Cash received from employee stock purchase plan	575	491
Net tax benefit attributable to stock options	306	557
Net cash provided by financing activities	1,542	2,692

Effect of exchange rate changes on cash and cash equivalents	(126)	1,244

Net change in cash and cash equivalents	1,580	10,136
Cash and cash equivalents at beginning of period	33,726	39,967
Cash and cash equivalents at end of period	$35,306	$50,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIUS MANAGEMENT SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2006 and March 31, 2007 and for the three and nine month periods ended March 31, 2006 and 2007 have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (“GAAP”) may be condensed or omitted.

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

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption must be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt FIN 48 at the beginning of its fiscal year 2008. The Company is currently evaluating the various requirements of FIN 48, but it has not yet determined the impact, if any, on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how companies quantify financial statement misstatements. This SAB provides guidance on how to consider the effects of prior year misstatements when quantifying current year misstatements in connection with a materiality assessment. SAB No. 108 states that companies should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement (the “dual approach”). The interpretations of SAB No. 108 contain guidance on correcting errors under the dual approach, and provide transition guidance for correcting errors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective with the first quarter of fiscal 2007, and there was no impact on its unaudited consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. As such, the Company will be required to adopt SFAS No. 157 at the beginning of its fiscal year 2009. At this time, the Company is currently evaluating the requirements of SFAS No. 157, but the Company has not yet determined the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted, subject to certain conditions. The Company is evaluating the provisions of SFAS No. 159, but has not yet determined whether it will elect the fair value option for any of its financial instruments and what the potential impact an election to do so could have on its consolidated financial statements.

(2)  Earnings Per Share

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS is similar to the computation of Basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period.

The following is a reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations (in thousands, except per share data):

                                                                    Three Months Ended March 31,

	2006			2007
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss)	$292			$(1,681)
Weighted average shares outstanding		18,870			19,634
Basic earnings (loss) per share			$0.02			$(0.09)
Diluted EPS:
Net income (loss)	$292			$(1,681)
Dilutive effect of stock options		1,072			-
Weighted average shares outstanding		19,942			19,634
Diluted earnings (loss) per share			$0.01			$(0.09)

                                                                    Nine Months Ended March 31,

	2006			2007
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income (loss)	$924			$(568)
Weighted average shares outstanding		18,709			19,360
Basic earnings (loss) per share			$0.05			$(0.03)
Diluted EPS:
Net income (loss)	$924			$(568)
Dilutive effect of stock options		1,095			-
Weighted average shares outstanding		19,804			19,360
Diluted earnings (loss) per share			$0.05			$(0.03)

Stock options for the three and nine months ended March 31, 2006, representing an aggregate of 1,565,219 and 1,657,370 shares of common stock, respectively, and stock options for the three and nine months ended March 31, 2007, representing an aggregate of 1,829,079 and 2,075,756 shares of common stock, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would be antidilutive. Stock options were the only potentially dilutive instruments outstanding for the three and nine months ended March 31, 2006 and 2007. In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” for the three and nine months ended March 31, 2007, the net amount of dilutive securities of 772,618 and 861,290 shares, respectively, (included in the amounts in the first sentence above) were excluded from the calculation of diluted loss per share solely based on the loss from continuing operations incurred by the Company in such periods.

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

(4)  Sale of Software License Installments Receivable

In the first quarter of fiscal 2005, the Company entered into an arrangement with General Electric Capital Corporation (“GECC”) under which eligible installments receivable can be sold without recourse to GECC at an amount equal to the discounted value of the underlying future payment streams. The rate used to discount the receivables is negotiated with GECC and is based primarily on GECC’s credit evaluation. Any difference between the carrying value of an installments receivable and the sale price to GECC is recorded as a gain or loss in “Other income (expense)” in the Consolidated Statements of Operations in the period of sale. For all periods presented, there were no significant gains or losses on the sale of such installments receivable.

This arrangement gives the Company enhanced flexibility in offering financing alternatives to our customers and to manage our cash flow. The agreement does not provide for a termination date, although the agreement can be terminated by either party with 90 days advance notice. Additionally, there is no maximum threshold as to the amount of installments receivable that can be sold to GECC. Once sold to GECC, these installments receivable are not included in the Consolidated Balance Sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” have been met. Under SFAS No. 140, after a transfer of financial assets, an entity stops recognizing the financial assets when the control has been surrendered. The sale of installments receivable under the agreement meets the criteria of a sale under SFAS No. 140, which includes the transfer of title. During the three and nine months ended March 31, 2007, the Company sold approximately $0.1 million and $2.0 million, respectively, of installments receivable under this arrangement. During the three and nine months ended March 31, 2006, the Company sold approximately $475,000 and $800,000, respectively, of installments receivable under this arrangement. Under the terms of the Merger Agreement (as defined in Note 12 below), the Company has agreed not to sell installments receivable between April 11, 2007 and the closing date of the Merger (as defined in Note 12 below) without the prior consent of Allen Systems Group, Inc. Please refer to Note 12, Subsequent Events, for additional information regarding the Merger.

(5)  Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life	June 30, 2006	March 31, 2007
Computer software and equipment	2-5 years	$9,883	$10,474
Furniture, fixtures and office equipment	5 years	1,547	1,574
Leasehold improvements	5-15 years	4,095	4,108
		15,525	16,156
Less accumulated depreciation and amortization		(11,613)	(12,619)
Property and equipment, net		$3,912	$3,537

Depreciation and amortization expense on property and equipment was $346,000 and $352,000 for the three months ended March 31, 2006 and 2007, respectively, and $1.1 million and $1.0 million for the nine months ended March 31, 2006 and 2007, respectively.

(6)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2006	March 31, 2007
Accounts payable	$2,183	$1,944
Compensation and related benefits	7,424	6,975
Royalties payable	912	335
Other	5,475	3,419

	$15,994	$12,673

 (7)  Stock-Based Compensation

As of March 31, 2007, Mobius had the following stock-based compensation plans: the 2006 Stock Incentive Plan (“2006 Stock Plan”), the Non-Employee Directors’ 1998 Stock Option Plan (“Directors’ Plan”) and the 1998 Employee Stock Purchase Plan (“ESPP”). For a further description of these compensation plans, please refer to Note 9, Stock-Based Compensation, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006. At the Company’s annual meeting of stockholders on February 6, 2007, the stockholders approved an amendment to the Directors’ Plan increasing the maximum number of shares available for issuance under the Directors’ Plan from 500,000 shares to 750,000 shares.

During the nine months ended March 31, 2007, the Company issued stock options to purchase 19,950 shares of common stock (2,800 shares during the fiscal third quarter of 2007), 13,425 shares of restricted stock (no shares during the fiscal third quarter of 2007) and 2,100 restricted stock units (all units during the fiscal third quarter of 2007) under the 2006 Stock Plan. Awards issued during the nine months ended March 31, 2007 under the 2006 Stock Plan will vest in equal tranches over five years subject to the achievement of certain corporate financial goals, which are determined and communicated to participants annually. The value of each year’s tranche is measured at the time such financial goals are communicated to and understood by recipients. During the nine months ended March 31, 2007, 70,000 options were granted under the Directors’ Plan (all of which were granted during the fiscal third quarter of 2007) and 116,673 options were granted under the ESPP (all of which were granted during the fiscal second quarter of 2007). Equity-based compensation expense for the three and nine months ended March 31, 2007 was approximately $230,000 and $782,000, respectively. During the fiscal third quarter of 2007, management determined that it was no longer probable that the corporate financial goals established for vesting of awards under the 2006 Stock Plan for fiscal 2007 would be met. Accordingly, in the fiscal third quarter of 2007, the Company reversed the $6,000 of compensation expense that had been recorded during the first six months of fiscal 2007 relating to the 2006 Stock Plan. Please refer to Note 12, Subsequent Events, for additional information on the Merger’s potential impact on the Company’s stock options, restricted stock and restricted stock units.

No options were granted under the 1996 Stock Incentive Plan and 2006 Stock Plan during the nine months ended March 31, 2006. During the nine months ended March 31, 2006, 60,000 options were granted under the Directors’ Plan (all of which were granted during the fiscal third quarter of 2006) and 93,280 options were granted under the ESPP during the nine months ended March 31, 2006 (all of which were granted during the fiscal second quarter of 2006). Equity-based compensation expense for the three and nine months ended March 31, 2006 was approximately $190,000 and $613,000, respectively.

 (8)  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” requires the disclosure of comprehensive income, which includes net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended March 31, 2006 and 2007 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Net income (loss)	$292	$(1,681)	$924	$(568)
Unrealized translation gain (loss)	252	63	(121)	1,458
Comprehensive income (loss)	$544	$(1,618)	$803	$890

(9)  Commitments and Contingencies

In compliance with the lease of the Company’s corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

 (10)  Litigation

Acartus Litigation: As previously disclosed, on May 31, 2005, Mobius filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint, as amended, pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act, for violations of state statutory and common law and for violation of the Delaware Uniform Trade Secrets Act, against Acartus and its successor, EMC Corp. On December 21, 2006, the Court entered a stipulation signed by the parties providing for a permanent injunction with respect to the trademark infringement claims and otherwise disposing of the claims. The parties have completed discovery with respect to the remaining claims. On April 5, 2007, Acartus and EMC filed a motion for summary judgment seeking dismissal of the action. Briefing of the motion will be completed by mid-May. The case is currently scheduled for a two-week jury trial beginning on August 6, 2007. At this time, the Company cannot predict the outcome or estimate the amount, if any, that will be received in the event the Company prevails in this matter.

(11)  Goodwill and Other Intangible Assets

Intangible assets as of June 30, 2006 and March 31, 2007 were as follows (in thousands):

	June 30, 2006			March 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Completed technology	$1,780	$1,537	$243	$1,780	$1,757	$23
Customer relationships	277	199	78	277	268	9
Total	$2,057	$1,736	$321	$2,057	$2,025	$32

Aggregate amortization expense for intangible assets for the quarters ended March 31, 2006 and 2007 was $156,000 and $96,000, respectively, and for the nine months ended March 31, 2006 and 2007 was $469,000 and $289,000, respectively. Amortization expense for the remainder of the fiscal year ended June 30, 2007, for acquisitions completed through March 31, 2007, is estimated to be $32,000.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2007 were as follows (in thousands):

Total

Balance as of June 30, 2006	$2,756
Effect of exchange rate changes	19
Balance as of March 31, 2007	$2,775

 (12)  Subsequent Events

On April 11, 2007, the Company, Allen Systems Group, Inc. (“ASG”) and ASG M&A, Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) the Purchaser shall be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law and the separate corporate existence of the Purchaser shall thereupon cease and (ii) the Company shall be the successor or surviving corporation in the Merger. The Board of Directors of the Company approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Company common stock will be converted into and will represent the right to receive an amount of cash, without interest, equal to $10.05. The completion of the Merger is subject to approval of the Company’s stockholders and other customary closing conditions. The Company has received an early termination of the Hart-Scott-Rodino Anti-Trust Improvements Act waiting period. The Company will solicit stockholder approval for the Merger at a special meeting, subject to the mailing of a definitive proxy statement. The Merger is expected to close during June 2007.

In connection with the execution of the Merger Agreement, Mitchell Gross, co-founder, President, Chairman and CEO of the Company, and Joseph J. Albracht, co-founder and a director of the Company, entered into a voting agreement, dated as of April 11, 2007 (the “Voting Agreement”) with ASG pursuant to which they have agreed to vote all of their shares (collectively representing approximately 47.3% of the Company’s outstanding shares as of April 26, 2007) in favor of the Merger. The Voting Agreement expires upon termination of the Merger Agreement.

If the Merger is completed, the Merger Agreement provides that all Mobius employee stock options, restricted stock and restricted stock units will vest on the closing date of the Merger. The vesting of stock options held by Directors will not be accelerated. The holders of vested stock options will receive a cash payment equal to $10.05 less the per share exercise price of that stock option, times the number of options held. Holders of restricted stock and restricted stock units will receive $10.05 per restricted share or unit, as applicable.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. The Merger Agreement was filed as Exhibit 2.1 to the Company's Form 8-K/A, which was filed with the SEC on April 19, 2007, and is incorporated herein by reference. Additional information about the Merger will be set forth in the definitive merger proxy statement when it is filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we give readers a more detailed assessment of our operating results and changes in financial position.This section should be read in conjunction with our Unaudited Consolidated Financial Statements and Notes included in Item 1 in this Quarterly Report. Please note that references in this section to “last year’s quarter” and “this quarter” refer to our fiscal quarters ended March 31, 2006 and 2007, respectively. Our quarterly revenues and operating results have varied substantially from quarter to quarter in the past, and are likely to continue to do so in the future.

Statements contained in this Quarterly Report, other than historical financial results, may be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, any statements contained herein regarding expectations with respect to future sales and profitability, as well as product development and/or introductions, and/or with respect to the proposed Merger (as defined below) with Allen Systems Group, Inc. (“ASG”), are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements. Important factors that might affect actual results, performance or achievements include, among other things, effects of the announcement and pendency of the Merger on our business, potential for diversion of management and employee attention and employee attrition during the period prior to the completion of the Merger, the potential effect on our business and relations with customers, service providers and other stakeholders whether or not the Merger is consummated, market acceptance of Mobius's products, ability to manage expenses, fluctuations in period to period results, seasonality, uncertainty of future operating results, long and unpredictable sales cycles, technological change, product concentration, competition, international sales and operations, protection of intellectual property, extended payment risk, sufficient revenues from professional services, dependence on licensed technology, risk of product defects, product liability, expansion of indirect channels, management of growth, dependence on executive management, other key employees and subcontractors, consolidation in the industries we market and sell, concerns about transaction security on the Internet, factors affecting valuation of stock option expense, changes in prevailing equity-based compensation practices, general conditions in the economy and the impact of recently enacted or proposed regulations. Certain other important factors that may cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, but are not limited to, the failure to obtain the necessary approval of the Merger by Mobius’s stockholders and the failure of various other closing conditions contained in the Merger Agreement (as defined below) to be satisfied as provided therein. These risks and uncertainties are described in detail from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, filed on September 11, 2006, and our Quarterly Reports on Form 10-Q. Forward-looking statements included in this Quarterly Report are based on information known to us as of the date of this Quarterly Report and we accept no obligation (and expressly disclaim any obligations) to update these forward-looking statements and we do not intend to do so.

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

Our solutions manage the entire lifecycle of information – from the moment it is created until it is no longer needed – and ensure its long-term integrity and availability, both to meet the operational and business needs of the entity and to ensure legal and regulatory compliance.

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

Recent Events

On April 11, 2007, Mobius, ASG and ASG M&A, Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) the Purchaser shall be merged with and into Mobius (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law and the separate corporate existence of the Purchaser shall thereupon cease and (ii) Mobius shall be the successor or surviving corporation in the Merger. Our Board of Directors approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share our common stock will be converted into and will represent the right to receive an amount of cash, without interest, equal to $10.05. The completion of the Merger is subject to approval of our stockholders and other customary closing conditions. We have received an early termination of the Hart-Scott-Rodino Anti-Trust Improvements Act waiting period. We will solicit stockholder approval for the Merger at a special meeting, subject to the mailing of a definitive proxy statement. The Merger is expected to close during June 2007.

In connection with the execution of the Merger Agreement, Mitchell Gross, our co-founder, President, Chairman and CEO, and Joseph J. Albracht, our co-founder and one of our directors, entered into a voting agreement, dated as of April 11, 2007 (the “Voting Agreement”) with ASG pursuant to which they have agreed to vote all of their shares (collectively representing approximately 47.3% of our outstanding shares as of April 26, 2007) in favor of the Merger. The Voting Agreement expires upon termination of the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. The Merger Agreement was filed as Exhibit 2.1 to a Form 8-K/A which was filed with the SEC on April 19, 2007, and is incorporated herein by reference. Additional information about the Merger will be set forth in the definitive merger proxy statement when it is filed with the SEC.

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

We generally license our products directly to our customers. We also license our products through agents, resellers and distributors (collectively “agents”). Revenues from licenses through these agents are recorded when all revenue recognition criteria are met. We also apply the guidance of Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF 99-19”). In accordance with the criteria established by EITF 99-19, in transactions where we act as principal, which includes, among other criteria, the assumption of credit risk, revenue is recorded at the gross amount of the transaction. Any agent fees or other costs associated with these transactions are reflected as a component of operating expenses in our consolidated statements of operations. When the agent acts as principal, we record revenues on a net basis; that is, the amount actually received by us from the agent.

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

Beginning July 1, 2005, in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004),” we record windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2005 onward. A windfall tax benefit occurs when the actual tax benefit realized by us of an equity-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded.

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

During the first nine months of fiscal 2007, we granted stock options, restricted stock and restricted stock units under our 2006 Stock Incentive Plan (“2006 Stock Plan”). Under our current equity-based compensation program pursuant to the 2006 Stock Plan, awards vest in equal tranches over five years subject to the achievement of certain corporate financial goals, which are determined and communicated to participants annually. The value of awards eligible to vest if such goals are achieved is measured at the date the terms are communicated to and understood by recipients. As a result, changes in the share price of our common stock as listed on the NASDAQ Global Market from the date the awards are issued to the date that the terms are communicated to and understood by recipients will impact the value of awards, and the amount to be recorded as expense for awards that vest. Additionally, we granted stock options to our Directors during the third quarter of fiscal 2007 under our Non-Employee Directors’ 1998 Stock Option Plan (“Directors’ Plan”). One-quarter of the options granted under the Directors’ Plan will vest every three months until the options fully vest on the one-year anniversary of the grant date. Please refer to Note 7, Stock-Based Compensation, to the accompanying unaudited consolidated financial statements for additional information regarding these grants.

Results of Operations

The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenues for the fiscal periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Revenues:
Software license	42.2%	30.5%	42.6%	38.5%
Maintenance	48.2	58.7	48.6	51.4
Professional service and other	9.6	10.8	8.8	10.1
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	0.9	0.5	1.3	0.7
Maintenance	9.0	11.7	8.7	9.9
Professional service and other	7.2	7.8	6.8	7.1
Total costs of revenues	17.1	20.0	16.8	17.7

Gross profit	82.9	80.0	83.2	82.3

Operating expenses:
Sales and marketing	42.0	46.9	42.1	43.6
Research and development	27.8	29.5	26.7	26.3
General and administrative	15.3	20.2	15.4	17.3
Total operating expenses	85.1	96.6	84.2	87.2

Loss from operations	(2.2)	(16.6)	(1.0)	(4.9)

Interest income, net	2.7	3.6	2.7	3.0
Other income (expense)	0.1	-	0.0	-
Income (loss) before income taxes	0.6	(13.0)	1.7	(1.9)

Provision for (benefit from) income taxes	(0.7)	(4.2)	0.3	(0.9)

Net income (loss)	1.3%	(8.8)%	1.4%	(1.0)%

Executive Overview

Total revenues in the fiscal third quarter of 2007 of $19.1 million were 11.5% lower than revenues of $21.6 million in the same quarter last year. Operating loss in the fiscal third quarter of 2007 was $3.2 million, or (16.6)% of revenues, as compared with an operating loss of $454,000, or (2.2)% of revenues, in the same quarter last year. Net loss for the fiscal third quarter of 2007 was $1.7 million, or $(0.09) per share, as compared with net income of $292,000, or $0.01 per diluted share, in the same quarter last year. Our earnings in the fiscal third quarter of 2007 and 2006 were reduced by a pre-tax expense of $230,000, or $0.01 per diluted share, and $190,000, or $0.01 per diluted share, respectively, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

Total revenues in the first nine months of fiscal 2007 were $64.7 million, as compared with revenues of $64.8 million in the same period last year. Operating loss in the first nine months of fiscal 2007 was $3.2 million, or (4.9)% of revenues, as compared with an operating loss of $677,000, or (1.0)% of revenues, in the same period last year. Net loss for the first nine months of fiscal 2007 was $568,000, or $(0.03) per share, as compared with net income of $924,000, or $0.05 per diluted share, in the same period last year. Our earnings in the first nine months of fiscal 2007 and 2006 were reduced by a pre-tax expense of $782,000, or $0.04 per diluted share, and $613,000, or $0.03 per diluted share, respectively, related to stock-based compensation recorded pursuant to SFAS No. 123(R).

We have added over $10.0 million to our cash balances since the beginning of the fiscal year, which totaled $50.1 million as of March 31, 2007. The increase was primarily due to a reduction in accounts receivable. For additional information relating to the increase in our cash balances, see the section entitled, “Liquidity and Capital Resources – Executive Overview” below. For the first nine months of fiscal 2007, maintenance and professional service revenues continued to improve. License revenue, however, was lower than anticipated due to a number of factors, including several large opportunities moving out of the third quarter of fiscal 2007, the learning curve associated with new direct sales staff added over the first nine months of fiscal 2007 and delays in executing on our new channel sales program. During the fiscal first quarter of 2007, we formally established a Channel Sales and Marketing group to license certain of our products through channels and to initiate reseller, system integrator, OEM and individual software vendors’ partnerships.

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

While we believe that market conditions are favorable for us, there may be factors that drive customers to cautiously spend on enterprise software. We compete not only against other companies in our market space, but with other unrelated technologies vying for our customers’ spending budgets. These factors can result in unpredictability in the timing of orders. Additionally, the sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase enterprise software. Factors considered by customers include product benefits (including its ability to meet various regulatory compliance requirements), cost, time of implementation, return on investment, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volume and product reliability. There are no assurances that the market opportunity associated with the commoditization of ECM software or the success of our newer products, such as ViewDirect Records Manager, TCI and Audit and Balancing System, will develop as anticipated, that our sales execution will improve or that we will be successful building our channel sales program.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

Revenues:

•
Total revenues decreased 11.5% from $21.6 million in last year’s quarter to $19.1 million this quarter. Domestic revenues decreased 17.0% from $17.5 million in last year’s quarter to $14.5 million this quarter. International revenues increased 11.6% from $4.1 million in last year’s quarter to $4.6 million this quarter. The nature, size and timing of any individual license contract from time to time impacts the overall growth rates in our domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006.

•
Software license revenues decreased 36.1% from $9.1 million in last year’s quarter to $5.8 million this quarter. The decrease in software license revenues was due to several factors, including several large opportunities moving out of this quarter and the learning curve associated with new direct sales staff added over the first nine months of fiscal 2007.

•
Maintenance revenues increased 7.7% from $10.4 million in last year’s quarter to $11.2 million this quarter. The increase in maintenance revenues was primarily due to new software licenses covered by maintenance agreements, which were partially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, changes in the product mix of license renewals, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 32% and 11% of total software license revenues during the fiscal third quarter of 2006 and 2007, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•	Professional service and other revenues was $2.1 million in both last year’s quarter and this quarter.

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

The cost of software license revenues decreased 44.3% from $183,000 in last year’s quarter to $102,000 this quarter, representing 2.0% and 1.7%, respectively, of software license revenues in those quarters. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The decrease in such costs was primarily due to a lower mix of third-party software in this quarter.

•
Cost of maintenance revenues consists primarily of personnel costs related to our Customer Support group. The cost of maintenance revenues increased 15.5% from $1.9 million in last year’s quarter to $2.2 million this quarter, representing 18.5% and 19.8%, respectively, of maintenance revenues in those quarters. The increase in cost of maintenance revenues is primarily due to higher allocation of expenses from research and development due to increased utilization of development personnel working on Customer Support projects.

•
Cost of professional service and other revenues consists primarily of personnel costs associated with providing professional services, as well as third party subcontractor costs. The cost of professional service and other revenues decreased 4.5% from $1.6 million in last year’s quarter to $1.5 million this quarter. These costs as a percentage of professional service and other revenues decreased from 75.7% in last year’s quarter to 72.2% in this quarter. This was primarily due to a decrease in third-party consultants.

Operating Expenses:

•
Sales and marketing expenses consist primarily of the cost of personnel associated with the selling and marketing of our products, including incentive compensation costs associated with revenues. Sales and marketing costs also include the cost of branch sales offices, marketing, promotional materials, advertising, food, travel and lodging expenses and bad debt expense. These expenses decreased from $9.1 million in last year’s quarter to $9.0 million this quarter, representing 42.0% and 46.9%, respectively, of total revenues in those quarters. The decrease in sales and marketing expenses was primarily attributable to decreased incentive compensation costs, primarily due to lower software license revenues, partially offset by increased personnel costs, reflecting the establishment of our new channel sales function, new hires and merit increases.

•
Research and development expenses consist primarily of personnel and subcontractor costs attributable to the development of new software products and the enhancement of existing products. We employ developers in Rye, NY; Orlando, FL; and Ottawa, Canada, and utilize subcontractors in India and the Ukraine. Research and development expenses decreased 5.8% from $6.0 million in last year’s quarter to $5.7 million this quarter, representing 27.8% and 29.5%, respectively, of total revenues in those quarters. The decrease in research and development expenses was primarily due to higher allocation of expenses to Customer Support due to increased utilization of development personnel working on Customer Support projects.

•
General and administrative expenses consist primarily of personnel costs related to management, accounting, human resources, information technology services, administration and associated overhead costs, as well as fees for professional services, primarily legal and accounting. General and administrative expenses increased 16.2% from $3.3 million in last year’s quarter to $3.9 million this quarter, representing 15.3% and 20.2%, respectively, of total revenues in those quarters. The increase in general and administrative expenses was due to increases in several items, including fees associated with legal proceedings initiated by us related to intellectual property matters (see the section entitled, “Other Matters – Acartus Litigation” below). During the third quarters of fiscal 2006 and 2007, we recorded legal fees relating to this proceeding of approximately $40,000 and $295,000, respectively. Through March 31, 2007, we have recorded cumulative legal fees relating to this proceeding of approximately $975,000. We also incurred professional fees in this quarter related to consulting work performed on our strategic operating plan.

Interest and other income (expense):

Interest income, net of interest expense, was $577,000 in last year’s quarter and $692,000 in this quarter. The increase in interest income was primarily attributable to higher cash balances and higher interest rates on invested cash balances and installments receivable, partially offset by lower installments receivable balances, due to a decrease in financed licenses.

Provision for (benefit from) income taxes:

The tax benefit from income taxes was $149,000 (effective tax benefit rate of 104.2%) in last year’s quarter and $815,000 (effective tax benefit rate of 32.7%) in this quarter. Last year’s effective tax benefit rate was substantially higher than the current year’s rate due primarily to the reversal of previously accrued taxes as a result of the expiration of the IRS statute of limitations on the tax years for which the accruals were established. This benefit was partially offset by our inability to recognize a full year U.S. research and development tax credit (“R&D Tax Credit”) due to the expiration of the R&D Tax Credit effective on December 31, 2005. The R&D Tax Credit was not reinstated until fiscal year 2007, retroactive to January 1, 2006.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2007

Revenues:

•
Total revenues were $64.8 million in the first nine months of fiscal 2006, as compared with $64.7 million in the first nine months of fiscal 2007. Domestic revenues decreased 3.2% from $49.9 million in the first nine months of fiscal 2006 to $48.3 million in the first nine months of fiscal 2007. International revenues increased 9.7% from $14.9 million in the first nine months of fiscal 2006 to $16.4 million in the first nine months of fiscal 2007. The nature, size and timing of any individual license contract from time to time impacts the overall growth rates in our domestic and international markets. The following provides a discussion of the changes in software license revenues, maintenance revenues and professional service and other revenues for the first nine months of fiscal 2006, as compared with the first nine months of fiscal 2007.

•
Software license revenues decreased 10.0% from $27.6 million in the first nine months of fiscal 2006 to $24.9 million in the first nine months of fiscal 2007, substantially due to our unfavorable results in the fiscal third quarter of 2007. The decrease was due to several factors, including several large opportunities moving out of the third quarter of fiscal 2007 and the learning curve associated with new direct sales staff added over the first nine months of fiscal 2007.

•
Maintenance revenues increased 5.6% from $31.5 million in the first nine months of fiscal 2006 to $33.3 million in the first nine months of fiscal 2007. The increase in maintenance revenues was primarily due to new software licenses covered by maintenance agreements, which were partially offset by the non-renewal or reduction of existing maintenance contracts and lower maintenance rates on Solution Packs relative to other licenses.

Non-renewals and reductions in maintenance are the result of a number of factors, including the licensing of Solution Packs to our customers, changes in the product mix of license renewals, the consolidation of our customer base, the consolidation of customer data centers and the scaling back of obsolete customer operating systems. Annual maintenance for new 15 year enterprise licenses for server and client products is generally based on 15% of the contract value. Annual maintenance for Solution Packs, which represented approximately 31% and 14% of total software license revenues during the first nine months of fiscal 2006 and 2007, respectively, is generally based on 10% of contract value. Solution Packs are combinations of certain server and client products designed to address specific customer requirements, which typically have five year license terms.

•
Professional service and other revenues increased 15.0% from $5.7 million in the first nine months of fiscal 2006 to $6.5 million in the first nine months of fiscal 2007, due to higher service revenue in Europe, reflecting work on several large contracts, partially offset by a decrease in service revenue in the United States.

Our professional services group offers installation and conversion services and, to a lesser extent, business consulting and training to our customers. The Mobius suite of products are generally not difficult to install and do not require significant installation services. Other revenues for both periods were not significant.

Cost of Revenues:

•
Cost of software license revenues decreased 44.2% from $838,000 in the first nine months of fiscal 2006 to $468,000 in the first nine months of fiscal 2007, representing 3.0% and 1.9%, respectively, of software license revenues in those periods. The cost of software license revenues is a variable expense related to software license revenues that are subject to third-party royalties and sub-license fees. The percentage of cost of software license revenues to total revenues is generally low since most of the products we license are developed in-house. The decrease in such costs was primarily due to a lower mix of third-party software included in software license revenues in the current period and the reversal of a reserve for royalty payments of approximately $100,000 in the second quarter of fiscal 2007 as a result of the settlement of litigation relating to the sale of our INFOPAC-TapeSaver product line. For additional information relating to this settlement, see the section entitled, “Other Matters – INFOPAC-TapeSaver” included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007.

•
Cost of maintenance revenues increased 12.9% from $5.6 million in the first nine months of fiscal 2006 to $6.4 million in the first nine months of fiscal 2007, representing 17.9% and 19.2%, respectively, of maintenance revenues in those periods. The increase in cost of maintenance revenues is primarily due to higher allocation of expenses from research and development due to increased utilization of development personnel working on Customer Support projects.

•
Cost of professional service and other revenues increased 4.6% from $4.4 million in the first nine months of fiscal 2006 to $4.6 million in the first nine months of fiscal 2007. These costs as a percentage of professional service and other revenues decreased from 77.4% in the first nine months of fiscal 2006 to 70.4% in the first nine months of fiscal 2007. This was primarily due to improved professional staff utilization and the leverage of fixed costs over higher revenues. Partially offsetting this improvement was an increase in personnel costs due to higher headcount.

Operating Expenses:

•
Sales and marketing expenses increased 3.2% from $27.3 million in the first nine months of fiscal 2006 to $28.2 million in the first nine months of fiscal 2007, representing 42.1% and 43.6%, respectively, of total revenues in those periods. Sales and marketing expenses increased primarily due to (i) higher personnel costs, reflecting increased headcount in sales and the establishment of our new channel sales function; (ii) fees paid to sales agents on several licenses which were recorded gross in revenues; (iii) higher bad debt expense, primarily due to a credit recorded in the prior year for the collection of a reserved account; and (iv) higher professional fees. These increases were partially offset by decreased incentive compensation costs, primarily due to lower software license revenues.

•
Research and development expenses totaled $17.3 million in the first nine months of fiscal 2006 and $17.0 million in the first nine months of fiscal 2007, representing 26.7% and 26.3%, respectively, of total revenues in those periods. The decrease in research and development expenses was primarily due to higher allocation of expenses to Customer Support due to increased utilization of development personnel working on Customer Support projects, partially offset by higher subcontractor costs relating to the timing of third-party development work on certain projects.

•
General and administrative expenses increased 12.1% from $10.0 million in the first nine months of fiscal 2006 to $11.2 million in the first nine months of fiscal 2007, representing 15.4% and 17.3%, respectively, of total revenues in those periods. The increase in general and administrative expenses was due to increases in several items, including fees associated with legal proceedings initiated by us related to intellectual property matters (see the section entitled, “Other Matters – Acartus Litigation” below). During the first nine months of fiscal 2006 and 2007, we recorded legal fees relating to this proceeding of approximately $200,000 and $715,000, respectively. Through March 31, 2007, we have recorded cumulative legal fees relating to this proceeding of approximately $975,000. We also incurred professional fees in the third quarter of fiscal 2007 related to consulting work performed on our strategic operating plan. In addition, accounting-related fees increased due to compliance work and equity-based compensation expense increased due primarily to a change in the vesting period of Director option grants from immediate vesting on the date of grant to quarterly vesting over a one-year period from date of grant, as well as the expensing of stock options received by two new Directors who joined the Board in May 2006.

Interest and other income (expense):

Interest income, net of interest expense, was $1.8 million in the first nine months of fiscal 2006 and $2.0 million in the first nine months of fiscal 2007. The increase in interest income was primarily attributable to higher cash balances and higher interest rates on invested cash balances and installments receivable, partially offset by lower installments receivable balances, due to a decrease in financed licenses.

Provision for (benefit from) income taxes:

The tax provision for income taxes was $203,000 (effective tax provision rate of 18.0%) in the first nine months of fiscal 2006, as compared with a tax benefit from income taxes of $663,000 (effective tax benefit rate of 53.9%) in the first nine months of fiscal 2007. The tax provision for the nine months ended March 31, 2006 was reduced by the reversal of previously accrued taxes as a result of the expiration of the IRS statute of limitations on the tax years for which the accruals were established. This benefit was partially offset by our inability to claim a full year R&D Tax Credit due to the expiration of the R&D Tax Credit effective on December 31, 2005. Excluding the impact of these two items, the effective tax rate for the first nine months of fiscal 2006 would have been approximately 29.0%. The effective tax rate for the first nine months of fiscal 2007 was reduced by an adjustment to reflect the reinstatement of the R&D Tax Credit by Congress retroactive to January 1, 2006. As a result of this reinstatement, we recaptured R&D Tax Credits not recorded in the third and fourth quarters of fiscal 2006. Excluding the impact of this adjustment, the effective tax rate for the first nine months of fiscal 2007 would have been approximately 27.0%.

Liquidity and Capital Resources

Executive Overview

Since our inception, we have funded our operations principally through cash flows from operating activities. As of March 31, 2007, we had cash and cash equivalents of $50.1 million, a 25.4% increase from the $40.0 million held at June 30, 2006. The increase was primarily due to a reduction in accounts receivable that was associated with our efforts in fiscal 2006 to reduce the amount of license fees we financed for our customers. Instead, we shifted our focus to collect software license fees in one-time payments, typically paid in 30-60 days. As a result of this effect, software license installments receivable decreased by approximately $9.4 million during fiscal 2006, offset by a temporary increase in accounts receivable of approximately $9.1 million during fiscal 2006. This increase in accounts receivable was substantially collected during the first six months of fiscal 2007. As of March 31, 2007 and June 30, 2006, the Company had no bank debt outstanding.

We believe that our existing cash balances and cash flows expected from future operations will be sufficient to meet our capital requirements at least through the end of our third quarter of fiscal 2008. As discussed in the section entitled, “Software License Installments Receivable” below, we have entered into a number of license contracts having extended payment terms. We continue to monitor the level of sales that include extended payment terms to manage our working capital associated with these sales. We entered into an arrangement during our first quarter of fiscal 2005 that provides us with the option of selling certain installments receivable to General Electric Capital Corporation (“GECC”). This arrangement gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. During the first nine months of fiscal 2007, we sold approximately $2.0 million of installments receivable (of which approximately $0.1 million were sold during the fiscal third quarter) under this arrangement, bringing total sales of installments receivable to GECC through March 31, 2007 to approximately $7.8 million. If the level of software license revenues financed by installments receivable increases and we are unable to assign a substantial percentage of such receivables to GECC or other vendor financing firms, our cash position is likely to be adversely affected. Under the terms of the Merger Agreement, we have agreed not to sell installments receivable between April 11, 2007 and the closing date of the Merger, without the prior consent of ASG.

*****

Net cash provided by operating activities was $1.6 million and $6.8 million during the first nine months of fiscal 2006 and 2007, respectively. Our primary sources of cash during the first nine months of fiscal 2006 were from a reduction in software license installments receivable and net income adjusted for depreciation and amortization, deferred income taxes and other non-cash charges, partially offset by an increase in accounts receivable and a reduction in deferred revenues. Our primary sources of cash during the first nine months of fiscal 2007 were from a reduction in accounts receivable and software license installments receivable, partially offset by a decrease in accounts payable and accrued expenses. The decrease in accounts receivable of approximately $10.0 million was due to collections primarily during the first six months of fiscal 2007 of a substantial amount of the increase in accounts receivables outstanding as of June 30, 2006, which resulted from the shift during fiscal 2006 from licenses sold on an installment basis to licensees with one-time payment terms.

Net cash used in investing activities was $1.5 million and $649,000 in the first nine months of fiscal 2006 and 2007, respectively. Net cash used in investing activities during both periods represented the purchase of computer equipment, furniture and fixtures and leasehold improvements. Expenditures during the first nine months of fiscal 2006 included approximately $200,000 relating to the upgrades of our communications and customer relationship management systems, and approximately $125,000 relating to renovations of our offices in Ottawa, Canada.

Net cash provided by financing activities was $1.5 million and $2.7 million in the first nine months of fiscal 2006 and 2007, respectively. Net cash provided by financing activities for the first nine months of fiscal 2006 and 2007 was due to the exercise of stock options by employees of $661,000 and $1.6 million, respectively, employee stock purchases under the employee stock purchase plan of $575,000 and $491,000, respectively, and the excess tax benefit attributable to stock options of $306,000 and $557,000, respectively.

Our material obligations and commitments to make future payments under contracts consist of our operating leases for our office facilities. These leases expire on various dates through fiscal 2011 and provide for additional payments relating to utility costs. As of March 31, 2007, the future minimum lease payments for these operating leases are as follows (in thousands):

Operating
Leases
Year Ended:

March 31, 2008	$2,893
March 31, 2009	2,389
March 31, 2010	1,861
March 31, 2011	515
Total minimum lease payments	$7,658

In compliance with the lease of our corporate headquarters in Rye, NY, the landlord holds a letter of credit issued by a bank totaling $275,000, secured by a certificate of deposit.

Accounts Receivable Reserves

Accounts receivable reserves are provided for potential problem accounts. We specifically identify problem accounts based on the age of the receivable and through discussions with the customer and our sales representatives. Based on the specific account information and the historical relationship of actual losses to revenues and receivable balances, we exercise our judgment as to what portion of the accounts receivable balance requires a reserve. To the extent that an account for which a specific reserve was provided is subsequently collected, we reduce the reserves in the period of collection. We also reserve for the potential that some customers may decide to cancel or reduce the number of products covered by maintenance arrangements upon their anniversary but do not always notify us in sufficient time to prevent some portion of the annual maintenance billings from being recognized. These adjustments to the reserve are reflected as a reduction of maintenance revenues. Accounts receivable reserves were $559,000 and $580,000 at June 30, 2006 and March 31, 2007, respectively.

Software License Installments Receivable

As of March 31, 2007, software license installments receivable amounted to $19.7 million, a decrease of 8.1% compared with the June 30, 2006 balance of $21.5 million. This decrease was primarily due to collections, the sale of approximately $2.0 million of installments receivable to GECC and a lower percentage of financed licenses in the first nine months of fiscal 2007. We entered into an arrangement during our fiscal first quarter of 2005 that provides us with the option of selling certain installments receivable to GECC, which gives us enhanced flexibility in offering financing alternatives to our customers and in managing our cash flows. Through March 31, 2007, we have sold approximately $7.8 million of installments receivable to GECC. Please refer to Note 4, Sale of Software License Installments Receivable, in the accompanying unaudited consolidated financial statements for additional information regarding this arrangement. We offer extended payment terms to our customers that meet specified standards of creditworthiness, which we believe enhances our competitive position. Software license installments are discounted at a market rate of interest at the date the software license contract revenue is recognized. The discount is amortized to interest income using the interest method over the term of the financing. Software license installments receivable will fluctuate with the amount of license revenue sold on an installment basis. Under the terms of the Merger Agreement, we have agreed not to sell installments receivable between April 11, 2007 and the closing date of the Merger, without the prior consent of ASG.

As of March 31, 2007, one customer had a balance equal to 12.3% of total software license installments. No other customer had a balance in excess of 5.7% of total software license installments. As of March 31, 2007, total software license installments receivable have an average age of approximately 1.1 years.

We determine the reserve for software license installments based upon customer-specific information, including a credit review of the customer, historical write-off experience, our ability to enforce original payment terms and current economic conditions.

Deferred Revenues

Deferred revenues consist primarily of the unearned portion of maintenance revenues and, to a lesser extent, license contracts where the revenue has been deferred due to credit issues or specific contract clauses which preclude revenue recognition at that time. Current and non-current deferred revenues totaled $24.9 million at June 30, 2006 and $22.8 million at March 31, 2007. Deferred revenues can fluctuate due to the timing of annual maintenance billings, increases or decreases in current license revenues and increases or decreases in license contracts that include more than one year of maintenance. As of March 31, 2007, current deferred revenues totaled $21.3 million and non-current deferred revenues totaled $1.5 million.

Other Matters

Acartus Litigation: As previously disclosed, on May 31, 2005, we filed an action in the U.S. District Court for the District of Delaware against Acartus, Inc. The complaint, as amended, pleaded claims for trademark infringement, false representation/designation of origin and false advertising in violation of the Lanham Act, for violations of state statutory and common law and for violation of the Delaware Uniform Trade Secrets Act, against Acartus and its successor, EMC Corp. On December 21, 2006, the Court entered a stipulation signed by the parties providing for a permanent injunction with respect to the trademark infringement claims and otherwise disposing of the claims. The parties have completed discovery with respect to the remaining claims. On April 5, 2007, Acartus and EMC filed a motion for summary judgment seeking dismissal of the action. Briefing of the motion will be completed by mid-May. The case is currently scheduled for a two-week jury trial beginning on August 6, 2007. At this time, we cannot predict the outcome or estimate the amount, if any, that will be received in the event we prevail in this matter.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier application is permitted, subject to certain conditions. We are evaluating the provisions of SFAS No. 159, but have not yet determined whether we will elect the fair value option for any of our financial instruments and what the potential impact an election to do so could have on our consolidated financial statements.

Item 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is comprised primarily of money market accounts and is subject to interest rate sensitivity. The primary objective of our investment activities is to preserve principal, while at the same time maximizing interest income. As of March 31, 2007, we held no marketable securities.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the United States (principally Europe). Sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results. For the three and nine months ended March 31, 2007, approximately 8.5% and 7.9% of our revenues were denominated in Euros, respectively, and approximately 6.9% and 5.1% in British pounds, respectively. For the three and nine months ended March 31, 2006, approximately 7.4% and 7.4% of our revenues were denominated in Euros, respectively, and approximately 4.3% and 6.1% in British pounds, respectively.

We may be subject to foreign exchange gains or losses on transactions denominated in other than the functional currency of us or our subsidiaries. Net gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss. We do not use derivative financial investments to hedge potential foreign exchange losses.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time, we are involved in litigation relating to claims arising from our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, operating results, cash flow or financial condition. For a discussion of certain legal proceedings initiated by us, reference is made to:

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters” in this Quarterly Report on Form 10-Q;
•	Part II, Item 1, Legal Proceedings, as included in Mobius’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007;
•	Part II, Item 1, Legal Proceedings, as included in Mobius’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 8, 2006; and
•
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled, “Other Matters,” as included in Mobius’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 11, 2006.

Item 1A. – Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Item 1A, Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Our business and results of operations may be adversely affected by our announced merger with Allen Systems Group, Inc. (“ASG”).

On April 11, 2007, Mobius, ASG and ASG M&A, Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) the Purchaser shall be merged with and into Mobius (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law and the separate corporate existence of the Purchaser shall thereupon cease and (ii) Mobius shall be the successor or surviving corporation in the Merger. Our Board of Directors approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share our common stock will be converted into and will represent the right to receive an amount of cash, without interest, equal to $10.05. The completion of the Merger is subject to approval of our stockholders and other customary closing conditions. We have received an early termination of the Hart-Scott-Rodino Anti-Trust Improvements Act waiting period. We will solicit stockholder approval for the Merger at a special meeting, subject to the mailing of a definitive proxy statement. The Merger is expected to close during June 2007.

The announcement of the Merger could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases pending completion of the Merger. Although we are attempting to mitigate this risk by communicating with our customers, current and prospective customers might be reluctant to transact with us due to uncertainty about the combined company’s product offerings and its support and service of existing products. Resultant delays in purchase decisions would negatively impact our revenues and results of operations. In addition, Merger related activities and uncertainties could distract management’s and employees’

attention, cause disruptions in relationships with customers and business partners and lead employees to seek alternative employment. All of these possible consequences could have adverse effects on revenues and costs.

If the proposed Merger with ASG is not completed, our business and stock price could be adversely affected.

Our business and stock price could be adversely affected if the Merger is not completed as a result of several factors, including, but not limited to, the following:

•	our stock price could decline if the Merger is abandoned to the extent that the current stock price includes a premium based on the assumption that the Merger will be completed;
•	our customers, prospective customers and investors in general may view a failure to complete the Merger as a poor reflection on our business or prospects;
•	certain of our suppliers and business partners may have sought to change or terminate their relationships with us as a result of the proposed Merger;
•	our key employees may have sought other employment opportunities;
•	activities and uncertainties relating to the Merger may have caused lost revenues and market share that we may not be able to regain if the Merger does not occur;
•	we could be required to pay ASG a $6.0 million termination fee in specified circumstances, as disclosed in the Merger Agreement; and
•	we would have incurred legal, accounting and other Merger related fees with no associated Merger related benefits.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

Mobius held its Fiscal 2006 Annual Meeting of Stockholders on February 6, 2007. The matters submitted to a vote of stockholders were the election of three members of the Board of Directors to the class of directors whose terms expire at the Fiscal 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”), approval of an amendment to the Non-Employee Directors’ 1998 Stock Option Plan (the “Directors’ Plan”) to increase the maximum number of shares of the Company’s common stock available for issuance under the Directors’ Plan from 500,000 to 750,000 shares and the ratification of the appointment by the Audit Committee of Mobius’s independent registered public accounting firm.

Mobius's stockholders elected Mitchell Gross, Mark P. Cattini and Gary G. Greenfield to the Board of Directors, to hold office until the 2009 Annual Meeting and until their respective successors are duly elected and qualified. The results of the voting were as follows:

Mitchell Gross
Voted for	17,906,094
Withheld	379,946

Mark P. Cattini

Voted for	17,763,854
Withheld	522,186

Gary G. Greenfield

Voted for	17,905,548
Withheld	380,492

Mobius's stockholders approved an amendment to the Directors’ Plan. The results of the voting were as follows:

Voted for	13,959,983
Against	1,822,352
Abstained	59,801
Broker Non-Votes	2,443,904

Mobius's stockholders ratified the appointment by the Audit Committee of PricewaterhouseCoopers LLP as Mobius’s independent registered public accounting firm for the fiscal year ending June 30, 2007. The results of the voting were as follows:

Voted for	18,251,097
Against	30,614
Abstained	4,329

Item 5. - Other Information

None.

Item 6. - Exhibits

Exhibit No.     Description

2.1(1)	Agreement and Plan of Merger dated April 11, 2007, among Mobius Management Systems, Inc., Allen Systems Group, Inc. and ASG M&A, Inc. (corrected).
3.1(2)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Form of Restated By-Laws of the Registrant.
4.1(2)	Specimen certificate representing the Common Stock.
10.1(3)	Amendment No. 4 to Non-Employee Directors’ 1998 Stock Option Plan.
10.2(4)	Voting Agreement dated as of April 11, 2007, among Mitchell Gross, Joseph J. Albracht and Allen Systems Group, Inc.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as Exhibit No. 2.1 to Mobius’s Current Report on Form 8-K/A filed with the SEC on April 19, 2007, and incorporated herein by reference to the same exhibit number.
(2) Filed as an exhibit to Mobius’s Registration Statement on Form S-1 (Registration Number 333-47117) or an amendment thereto, and incorporated herein by reference to the same exhibit number.
(3) Filed as Exhibit No. 10.1 to Mobius’s Form 10-Q for the quarter ended December 31, 2006, and incorporated herein by reference.
(4) Filed as Exhibit No. 10.1 to Mobius’s Current Report on Form 8-K filed with the SEC on April 12, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2007

                                MOBIUS MANAGEMENT SYSTEMS, INC.

                                By: /s/ Raymond F. Kunzmann
                                     Raymond F. Kunzmann
                                                         Chief Financial Officer
                                                          (Principal Financial and Accounting Officer)